Form 10QSB
period 1995-06-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1995-08-14
CIK 763950

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON 25, D.C.  20549




[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 1995 or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the Transition Period from ______ to ______

                          Commission File No. 0-14266


                      POLLUTION RESEARCH AND CONTROL CORP.
       (Exact name of Small Business Issuer as specified in its charter)

                                   California
       (State of or Other Jurisdiction of Incorporation or Organization)

                   (I.R.S. Employer I.D. No.)     95-2746949

                                 506 Paula Ave.
                          Glendale, California  91201
                    (Address of Principal Executive Offices)

                                 (818) 247-7601
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
             (Former Name, Former Address, and Former Fiscal Year,
                         if changed since last report)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

         Yes  X     No
            -----     -----

The number of shares of Common Stock outstanding at August 14, 1995 is 6,932,662.

                                                                     Form 10-QSB
                                                                   June 30, 1995
                      POLLUTION RESEARCH AND CONTROL CORP.


                                  FORM 10-QSB

                 FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 1995

                               TABLE OF CONTENTS



Part I           Financial Information                                                                             Page

                 Item 1.     Financial Statements

                 Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                 Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
                 Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

                 Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations   9


Part II          Other Information

                 Item 4.     Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
                 Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                                                                     Form 10-QSB
                                                                   June 30, 1995
                      POLLUTION RESEARCH AND CONTROL CORP.


                        PART 1.   FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                  (UNAUDITED)


                                                                                        AS OF
                                                                                    JUNE 30, 1995
                                                                                    -------------
 CURRENT ASSETS:
   Cash                                                                                  $ 654,290

   Accounts receivable, trade, net                                                         706,644

   Inventory (Note 3)                                                                    1,689,741
   Other current assets                                                                     18,267
                                                                                      ------------

 TOTAL CURRENT ASSETS                                                                    3,068,942
 PROPERTY AND LEASEHOLD
  IMPROVEMENTS, NET                                                                        189,650

 OTHER ASSETS                                                                              121,826
                                                                                       -----------

             TOTAL ASSETS                                                               $3,380,418
                                                                                        ==========





See notes to the financial statements.    3

                                                                     Form 10-QSB
                                                                   June 30, 1995
                      POLLUTION RESEARCH AND CONTROL CORP.


                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                            AS OF
                                                                                        JUNE 30, 1995
                                                                                        -------------
 CURRENT LIABILITIES:
   Accounts payable, trade                                                                $ 329,922

   Note payble, bank                                                                        100,000

   Current portion of deferred rent                                                          14,520

   Accrued liabilities                                                                      155,871
                                                                                       ------------


       TOTAL CURRENT LIABILITIES                                                            600,313
                                                                                       ------------

   DEFERRED RENT (LESS CURRENT PORTION)                                                     117,496

 SHAREHOLDERS' EQUITY:
 Preferred Stock, no par value; 20,000,000 shares authorized, no shares issued and outstanding

 Common Stock, no par value; 30,000,000 shares authorized, 6,932,662 issued and           5,431,623
 outstanding

   Less notes due from sale of stock                                                        (86,857)


   Accumulated deficit                                                                   (2,682,157)
                                                                                       ------------

   Total shareholders' equity                                                             2,662,609
                                                                                      -------------
 TOTAL LIABILITIES AND                                                                 $  3,380,418
                                                                                      =============
  SHAREHOLDERS' EQUITY





See notes to the financial statements.     4

                                                                     Form 10-QSB
                                                                   June 30, 1995
                      POLLUTION RESEARCH AND CONTROL CORP.


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                            THREE-MONTH PERIOD
                                                                                              ENDED JUNE 30,
                                                                                              --------------

                                                                                         1995                1994
                                                                                         ----                ----
 Net revenues                                                                          $1,434,302          $1,444,859

 Cost of goods sold                                                                       847,268             866,171
                                                                                       ----------          ----------

   Gross profit                                                                           587,034             578,688
                                                                                       ----------          ----------
 Operating expenses:

   Selling, general and
    administrative expenses                                                               504,122             498,509
   Research and development                                                                63,887              68,769
                                                                                       ----------          ----------

      Total operating expenses                                                            568,009             567,278
                                                                                       ----------          ----------

 Income from operations                                                                    19,025              11,410
 Interest expense                                                                               0              (1,486)

 Other income                                                                                 494                 826
                                                                                       ----------         -----------
 Net income                                                                            $   19,519         $    10,750
                                                                                       ==========         ===========

 Earnings per share (Note 2):                                                          $      .01        $        .01
                                                                                       ==========        ============
   Net income

 Weighted average number of common
  and common equivalent shares                                                          6,932,662           6,878,815
                                                                                      ===========        ============





See notes to the financial statements.     5

                                                                     Form 10-QSB
                                                                   June 30, 1995
                      POLLUTION RESEARCH AND CONTROL CORP.


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                                             SIX-MONTH PERIOD
                                                                                            ENDED JUNE 30, 1994
                                                                                            -------------------

                                                                                         1995                1994
                                                                                         ----                ----
 Net revenues                                                                          $2,903,344          $2,734,830

 Cost of goods sold                                                                     1,719,618           1,644,001
                                                                                       ----------          ----------

   Gross profit                                                                         1,183,726           1,090,829
                                                                                       ----------          ----------
 Operating expenses:

   Selling, general and
    administrative expenses                                                               911,249             898,259
   Research and development                                                               117,983             138,227
                                                                                       ----------          ----------

      Total operating expenses                                                          1,029,232           1,036,486
                                                                                       ----------          ----------

 Income from operations                                                                   154,494              54,343
 Interest expense                                                                               0              (2,419)

 Other income                                                                               1,016               1,826
                                                                                       ----------          ----------
 Net income                                                                            $  155,510          $   53,750
                                                                                       ==========          ==========

 Earnings per share (Note 2):                                                                 .02         $       .01
                                                                                       ==========          ==========
   Net income

 Weighted average number of common
  and common equivalent shares                                                          6,932,662           6,878,815
                                                                                       ==========          ==========





See notes to the financial statements.     6

                                                                     Form 10-QSB
                                                                   June 30, 1995
                      POLLUTION RESEARCH AND CONTROL CORP.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                         SIX-MONTH PERIOD
                                                                                                           ENDED JUNE 30
                                                                                                           -------------

                                                                                                      1995               1994
                                                                                                      ----               ----
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                                      $ 155,510           $ 53,750


    Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
      Depreciation and amortization                                                                    48,804             42,681

      Changes in operating assets and liabilities:
        Accounts receivable                                                                           196,170             56,317

        Inventories                                                                                     4,000           (248,978)


        Other current assets                                                                          (13,100)            (8,262)
        Accounts payable                                                                              (96,941)           (21,893)

        Accrued liabilities                                                                          (184,614)          (302,900)
        Deferred Rent                                                                                  16,956
                                                                                                  --------------      -------------

          Net cash provided by (used for) operating activities                                        126,785            (429,285)
                                                                                                   -------------         ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property and leasehold improvements                                                (30,317)           (88,453)
    Other assets                                                                                       (6,999)         (194,144)
                                                                                                       ---------         ----------

      Net cash used for investing activities                                                          (37,316)         (282,597)
                                                                                                      ----------         ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:

    Bank borrowings                                                                                   100,000            100,000



                                                                                                 ---------------    ---------------



      Net cash provided by financing activities                                                       100,000            100,000
                                                                                                   ----------           ---------
    NET INCREASE (DECREASE) IN CASH                                                                   189,469             (611,882)

    CASH AT BEGINNING OF PERIOD                                                                       464,821           1,072,000
                                                                                                   ----------           ---------
    CASH AT END OF PERIOD                                                                          $  654,290           $ 460,118
                                                                                                   ============         ===========





See notes to the financial statements.     7

                                                                     Form 10-QSB
                                                                   June 30, 1995
                      POLLUTION RESEARCH AND CONTROL CORP.


                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.              BASIS OF PRESENTATION:

                The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of results for a full year.

                The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31,1994.

2.              NET INCOME PER SHARE:

                During the six-month period ended June 30, 1995 and 1994, the Company used the modified treasury stock method of computing earnings per share. Under generally accepted accounting principles, there is a computational difference between the treasury stock method and the modified treasury stock method which is based on the number of shares obtainable upon the exercise of options and warrants. If the number of shares of Common Stock obtainable upon the exercise of outstanding options and warrants exceeds 20% of the number of shares of Common Stock outstanding at the end of the period, the modified treasury stock method is used. For the six-month period ended June 30, 1995 and 1994, all computations under the modified treasury stock method have been omitted as the net aggregate effect is anti-dilutive.

3.              INVENTORY:

                Inventory consists of:

                                                                              AS OF
                                                                           JUNE 30, 1995
                                                                           -------------
                Raw Materials                                               $   733,218
                Work-in-Process                                                 342,085
                Finished Goods                                                  614,438
                                                                            -----------
                                                                            $ 1,689,741
                                                                            ===========

4.              BANK DEBT:

                In June 1995, the Company entered into an extension of its line of credit agreement with a bank, which provides for borrowings of up to $100,000 through June 3, 1996. Borrowings under this agreement bear interest at 2% above the bank's prime rate and are collateralized by substantially all of the Company's assets.





See notes to the financial statements.     8

                                                                     Form 10-QSB
                                                                   June 30, 1995
                      POLLUTION RESEARCH AND CONTROL CORP.


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OR PLAN OF OPERATION

GENERAL

                The Company designs, manufactures and markets automated continuous monitoring instruments used to detect and measure various types of air pollution through its wholly-owned subsidiary, Dasibi Environmental Corp. The Company currently derives essentially all of its revenue from sales of its instruments and their replacement parts.

                The Company's future operating results may be affected by a number of factors, including: uncertainties relative to global economic conditions; industry factors; the availability and cost of components; the Company's ability to develop, manufacture and sell its products profitably; the Company's ability to successfully increase its market share in its core business while expanding its product base into other markets; the strength of its distribution channels; and the Company's ability to effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins.

RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED JUNE 30, 1995 VS. SIX-MONTH PERIOD ENDED JUNE 30, 1994

                Net revenue increased 6% from $2,734,830 during the six-month period ended June 30, 1994, to $2,903,344 during the six-month period ended June 30, 1995, due to the Company's ability to adjust the prices for its core instruments to respond to competitive price pressures which began in May 1994.

                Cost of sales increased 5% from $1,644,001 during the six-month period ended June 30, 1994, to $1,719,618 during the six- month period ended June 30, 1995, primarily due to the increase in sales discussed above. The Company's gross profit margin on its instruments increased slightly from 40% to 41%.

                Selling, general and administrative expenses increased 2% from $898,259 during the six month period ended June 30, 1994 to $911,249 during the six month period ended June 30, 1995.

                As a result of the foregoing factors, net income increased 189% from $53,750 during the six-month period ended June 30, 1994 to $155,510 during the six-month period ended June 30, 1995.





See notes to the financial statements.     9

                                                                     Form 10-QSB
                                                                   June 30, 1995
                      POLLUTION RESEARCH AND CONTROL CORP.



THREE-MONTH PERIOD ENDED JUNE 30, 1995 VS. THREE-MONTH PERIOD ENDED JUNE 30,
1994

                Net revenues decreased an insignificant 1% from $1,444,859 during the three-month period ended June 30, 1994 to $1,434,302 during the three-month period ended June 30, 1995.

                Cost of sales decreased 2% from $866,171 during the three-month period ended June 30, 1994 to $847,268 during the three-month period ended June 30, 1995 due to favorable product mix. The Company's gross profit margin increased slightly to 41% in the quarter ended June 30, 1995 as compared to 40% in the quarter ended June 30, 1994.

                Selling, general and administrative expenses increased slighty from $498,509 during the three-month period ended June 30, 1994 to $504,122 during the three-month period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES.

                The Company has historically financed its growth and cash needs primarily through borrowings and the public and private sales of its securities.

                Net cash provided by operating activities in the three months ended June 30, 1995 amounted to $126,785.

                In February 1994, the Company entered into a line of credit agreement with a bank, which provides for borrowings up to $100,000 through June 3, 1996. As of June 30, 1995, the Company had borrowed $100,000 under this agreement.

                Working capital increased from $2,285,000 at December 31, 1994 to $2,469,000 at June 30, 1995.

                The Company has no material commitments for capital expenditures as of June 30, 1995. The Company believes it will be able to meet its current obligations with funds generated from its own operations.

INFLATION

                The Company believes that inflation has not had a material impact on its business.

SEASONALITY

                The Company does not believe that its business is seasonal.





See notes to the financial statements.    10

                                                                     Form 10-QSB
                      POLLUTION RESEARCH AND CONTROL CORP.

                          PART II - OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                 (a) On June 29, 1995 the Company's Annual Meeting of Shareholders was held. The following members of the Board of Directors were re-elected with the following vote:

                                  Name                      Vote For         Withheld
                                  ----                      --------         --------
                                  Albert E. Gosselin        5,472,226        138,339
                                  Barbara L. Gosselin       5,469,339        141,226
                                  Craig E. Gosselin         5,460,609        149,956
                                  Marcia Smith              5,472,426        138,139
                                  Gary L. Dudley            5,474,426        136,139

                                  Non Votes:  1,322,097

                          Additionally, the firm of Greenberg & Jackson was elected as the Company's auditors for fiscal 1995 with the following vote:

                                  For:  5,418,974  Against:  121,552  Abstain:
                                  70,039 Non Votes:  1,322,097


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits.
                          Not Applicable.

                 (b) The Company filed no reports on Form 8-K during the period ended June 30, 1995.





See notes to the financial statements.     11

                                                                     Form 10-QSB
                      POLLUTION RESEARCH AND CONTROL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      POLLUTION RESEARCH AND CONTROL CORP.
                                  (Registrant)



By:                 /s/ Albert E. Gosselin Jr.
   -----------------------------------------------------------
Albert E. Gosselin, Jr., President and Chief Executive Officer



By:                  /s/ Cynthia L. Gosselin
   -----------------------------------------------------------
Cynthia L. Gosselin, Chief Financial Officer
(Principal Accounting and Financial Officer)


Dated:  August 14, 1995





See notes to the financial statements.    12