Form 10QSB
period 1995-09-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1995-11-07
CIK 763950

                                 FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For Quarterly Period Ended September 30, 1995 or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the Transition Period from _______ to _______

                          Commission File No. 0-14266


                      POLLUTION RESEARCH AND CONTROL CORP.
             (Exact name of registrant as specified in its charter)

                                   California
       (State of or Other Jurisdiction of Incorporation or Organization)

                   (I.R.S. Employer I.D. No.)     95-2746949

                                506 Paula Avenue
                          Glendale, California  91201
                    (Address of Principal Executive Offices)

                                 (818) 247-7601
              (Registrant's Telephone Number, Including Area Code)

                                Not Applicable
             (Former Name, Former Address and Former Fiscal Year,
                        if changed since Last Report)


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

The number of shares of Common Stock outstanding at November 7, 1995 is 6,932,662.

                                                                     Form 10-QSB
                                                              September 30, 1995
                      POLLUTION RESEARCH AND CONTROL CORP.




                                  FORM 10-QSB

      FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995

                               TABLE OF CONTENTS



                                                                                               Page
                                                                                               ----
Part I           Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . .
                 Item 1.  Financial Statements

                 Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . .       3
                 Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . .       5
                 Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . .       7
                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . .       8

                 Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . .       9

Part II          Other Information

                 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .      11
                 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .      11
                 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .      11

                                                                     Form 10-QSB
                                                              September 30, 1995

                      POLLUTION RESEARCH AND CONTROL CORP.


                        PART 1.   FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                  (UNAUDITED)


                                                                                             AS OF
                                                                                      SEPTEMBER 30, 1995
                                                                                      ------------------
 CURRENT ASSETS:

   Cash                                                                                  $  407,680

   Accounts receivable, trade, net                                                          772,622

   Inventories (Note 3)                                                                   1,711,546

   Other current assets                                                                      11,906
                                                                                         ----------

 TOTAL CURRENT ASSETS                                                                     2,903,754

 PROPERTY AND LEASEHOLD
  IMPROVEMENTS, NET                                                                         186,884

 NOTE RECEIVABLE                                                                            100,000

 OTHER ASSETS                                                                               107,507
                                                                                         ----------
             TOTAL ASSETS                                                                $3,298,145
                                                                                         ==========


See notes to the financial statements.

                                                                     Form 10-QSB
                                                              September 30, 1995

                      POLLUTION RESEARCH AND CONTROL CORP.


                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                      AS OF
                                                                               SEPTEMBER 30, 1995
                                                                               ------------------
 CURRENT LIABILITIES:

   Accounts payable                                                                $   356,360

   Note payable, bank                                                                   95,000

   Current portion of deferred rent                                                     14,532

   Accrued liabilities                                                                 138,552
                                                                                   -----------

       TOTAL CURRENT LIABILITIES                                                       604,444
                                                                                   -----------

       DEFERRED RENT (LESS CURRENT PORTION)                                            113,851

 SHAREHOLDERS' EQUITY:

 Preferred Stock, no par value; 20,000,000 shares authorized, no shares issued and outstanding
 Common Stock, no par value; 30,000,000 shares authorized,
 6,978,815 issued and outstanding                                                    5,431,623

   Less notes receivable                                                               (86,857)

   Accumulated deficit                                                              (2,764,916)
                                                                                   -----------

   Total Shareholders' Equity                                                        2,579,850
                                                                                   -----------

 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                             $ 3,298,145
                                                                                   ===========





See notes to the financial statements.

                                                                     Form 10-QSB
                                                              September 30, 1995

                      POLLUTION RESEARCH AND CONTROL CORP.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         THREE-MONTH PERIOD
                                                         ENDED SEPTEMBER 30,
                                                         -------------------

                                                      1995                1994
                                                      ----                ----
 Net revenues                                       $1,376,286          $ 913,440

 Cost of goods sold                                    895,057            653,660
                                                    ----------          ---------

   Gross profit                                        481,229            259,780
                                                    ----------          ---------
 Operating expenses:

   Selling, general and
    administrative expenses                            493,720            486,035

   Research and development                             69,370             60,865
                                                    ----------          ---------
      Total operating expenses                         563,090            546,900
                                                    ----------          ---------

 Loss from operations                                  (81,861)          (287,120)

 Interest expense                                       (2,008)            (2,129)

 Other income                                            1,111                749
                                                    ----------          ---------
 Net loss                                           $  (82,758)         $(288,500)
                                                    ==========          =========

 Earnings per share (Note 2):

   Net <loss> income                                $     (.01)         $    (.04)
                                                    ==========          =========

 Weighted average number of common
  and common equivalent shares                       6,932,662          6,946,206
                                                    ==========          =========





See notes to the financial statements.

                                                                     Form 10-QSB
                                                              September 30, 1995

                      POLLUTION RESEARCH AND CONTROL CORP.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                              NINE-MONTH PERIOD
                                                                                             ENDED SEPTEMBER 30,
                                                                                       --------------------------------
                                                                                          1995                  1994
                                                                                          ----                  ----
 Net revenues                                                                          $4,279,630            $3,648,270

 Cost of goods sold                                                                     2,614,674             2,297,661
                                                                                       ----------            ----------

   Gross profit                                                                         1,664,956             1,350,609
                                                                                       ----------            ----------
 Operating expenses:

   Selling, general and
    administrative expenses                                                             1,404,970             1,384,294

   Research and development                                                               187,353               199,092
                                                                                       ----------            ----------

      Total operating expenses                                                          1,592,323             1,583,386
                                                                                       ----------            ----------

 Income <loss> from operations                                                             72,633              (232,777)

 Interest expense                                                                          (2,008)               (4,548)

 Other income                                                                               2,127                 2,575
                                                                                       ----------            ----------
 Net income <loss>                                                                         72,752            $ (234,750)
                                                                                       ==========            ==========

 Earnings per share (Note 2):

   Net income <loss>                                                                   $      .01            $     (.03)
                                                                                       ==========            ==========

 Weighted average number of common
  and common equivalent shares                                                          6,932,662             6,901,526
                                                                                       ==========            ==========





See notes to the financial statements.

                                                                     Form 10-QSB
                                                              September 30, 1995

                      POLLUTION RESEARCH AND CONTROL CORP.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 NINE-MONTH PERIOD
                                                                                                 ENDED SEPTEMBER 30
                                                                                                 ------------------
                                                                                                 1995         1994
                                                                                                 ----         ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                                          $ 72,752     $(234,750)
    Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                                              74,004        66,192
      Loss on disposal of assets                                                                               17,493
      Changes in operating assets and liabilities:
        Accounts receivable, trade, net                                                         130,192       391,870
        Inventories                                                                             (17,805)     (339,699)
        Other current assets                                                                     (6,739)          738
        Accounts payable                                                                        (70,503)     (106,550)
        Accrued liabilities                                                                    (201,933)     (292,772)
        Deferred rent                                                                            13,323
                                                                                               --------     ---------
        Net cash (used for) operating activities                                                 (6,709)     (497,478)
                                                                                               --------     ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase of Note Receivable                                                                 (100,000)
   Acquisition of property and leasehold improvements                                           (38,432)     (124,123)
    Other assets                                                                                 (7,000)     (190,143)
                                                                                               --------     ---------
      Net cash used for investing activities                                                   (145,432)     (314,266)
                                                                                               --------     ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of line of credit borrowings                                                       (5,000)      (20,000)
    Bank borrowings                                                                             100,000       100,000
    Proceeds from issuance of Common Stock                                                                     75,000
                                                                                                            ---------
      Net cash provided by financing activities                                                  95,000       155,000
                                                                                               --------     ---------
    NET DECREASE IN CASH                                                                        (57,141)     (656,744)
    CASH AT BEGINNING OF PERIOD                                                                 464,821     1,072,000
                                                                                               --------     ---------
    CASH AT END OF PERIOD                                                                      $407,680      $415,256
                                                                                               ========     =========


See notes to the financial statements.

                                                                     Form 10-QSB
                                                              September 30, 1995

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

         The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

2.       NET INCOME PER SHARE:

         The Company uses the modified treasury stock method of computing earnings per share. Under generally accepted accounting principles, there is a computational difference between the treasury stock method and the modified treasury stock method which is based on the number of shares obtainable upon the exercise of options and warrants. If the number of Common Stock obtainable upon the exercise of outstanding options and warrants exceeds 20% of the number of Common Stock outstanding at the end of the period, the modified treasury stock method is used. For the nine months ended September 30, 1995 and 1994, computations under the modified treasury stock method have been excluded as the net aggregate effect is anti-dilutive.

3.       INVENTORIES:

         Inventories consists of:

                                                            AS OF
                                                     SEPTEMBER 30, 1995
                                                     ------------------
                    Raw Materials                        $  937,463
                    Work-in-Process                         255,947
                    Finished Goods                          518,136
                                                         ----------
                                                         $1,711,546
                                                         ==========

                                                                     Form 10-QSB
                                                              September 30, 1995

                      POLLUTION RESEARCH AND CONTROL CORP.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULT OF OPERATIONS

GENERAL

         The Company designs, manufactures and markets automated continuous monitoring instruments used to detect and measure various types of air pollution through its wholly-owned subsidiary, Dasibi Environmental Corp. The Company currently derives essentially all of its revenue from sales of its instruments and their replacement parts.

         The Company's future operating results may be affected by a number of factors, including: uncertainties relative to global economic conditions; industry factors; the availability and cost of components; the Company's ability to develop, manufacture and sell its products profitably; the Company's ability to successfully increase its market share in its core business while expanding its product base into other markets; the strength of its distribution channels; and the Company's ability to effectively manage expense growth relative to revenue growth in anticipation of continued competitive price pressure on gross margins as a percentage of net sales.

RESULTS OF OPERATIONS

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995 VS. NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1994

         Net revenues increased 15% from $3,648,270 during the nine-month period ended September 30, 1994 to $4,279,630 during the nine-month period ended September 30, 1995, primarily due to increased job awards resulting from the Company's program to lower prices in response to competition.

         Cost of sales increased 12% from $2,297,661 during the nine-month period ended September 30, 1994, to $2,614,674 during the nine-month period ended September 30, 1995, primarily due to the increase in sales discussed above. The Company's gross profit margin on its instruments remained stable on an period-to-period basis.

         Selling, general and administrative expenses increased 1%, from $1,384,294 during the nine-month period ended September 30, 1994 to $1,404,970 in the nine-month period ended September 30, 1995, primarily due to an increase in fixed expenses resulting from the Company's new manufacturing facility, which were not completely offset by reduced legal fees.

         As a result of the foregoing factors, net income increased $307,502 from a net loss of $234,750 during the nine-month period ended September 30, 1994 to a net income of $72,752 during the nine-month period ended September 30, 1995.

                                                                     Form 10-QSB
                                                              September 30, 1995

                      POLLUTION RESEARCH AND CONTROL CORP.


THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1995 VS. THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1994

         Net revenues increased 51% from $913,440 during the three-month period ended September 30, 1994 to $1,376,286 during the three-month period ended September 30, 1995, because the Company was able to adjust prices to successfully meet competitive price pressures and increase its job-awards.

         Cost of sales increased 37% from $653,660 during the three-month period ended September 30, 1994, to $895,057 during the three-month period ended September 30, 1995, primarily as a result of the higher level of sales discussed above.

         Selling, general and administrative expenses increased approximately 1%, from $486,035 during the three-month period ended September 30, 1994 to $493,720 during the three-month period ended September 30, 1995, primarily due to an increase in fixed expenses resulting from the Company's new manufacturing facility, which were not completely offset by the reduced legal fees.

         As a result of the foregoing factors, net income increased $205,742 from a net loss of $288,500 during the three-month period ended September 30, 1994, to a net loss of $82,758 during the three-month period ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities.

         In June 1995, the Company entered into a credit agreement with a bank, which provides for an unsecured line of credit up to $100,000 through June 1, 1996. As of September 30, 1995, the Company had borrowed $95,000 under this agreement. The line was increased to $200,000 in October 1995.

         Working capital increased from $2,285,000 at December 31, 1994 to $2,299,310 at September 30, 1995.

         The Company has no material commitments for capital expenditures as of September 30, 1995. The Company believes it will be able to meet its current obligations with funds generated from its own operations.

INFLATION

         The Company believes that inflation has not had a material impact on its business.

SEASONALITY

         The Company does not believe that its business is seasonal.

                                                                     Form 10-QSB
                                                              September 30, 1995

                      POLLUTION RESEARCH AND CONTROL CORP.


                          PART II - OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

         In July 1995 the Company entered into a joint venture agreement with Logan Medical Research Ltd. ("Logan") to manufacture Logan's nitric oxide monitor for U.S. Applications. A condition of the agreement was funding from any source for Logan, which is a start-up company. The Company agreed to fund Logan with working capital in exchange for a world-wide manufacturing agreement. The funding consists of $175,000 cash, a commitment for $200,000 in instrument inventory and 200,000 shares of the Atlanta Technology common stock owned by the Company. The Atlanta Technology stock was being carried on the Company's balance sheet at no value. Funding of $100,000 was advanced prior to September 30, 1995. In exchange for its contributions the Company received a two year $1,300,000 promissory note from Logan which will be assigned a carring value of $375,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                 Exhibits
         (a)     Not applicable.

                 Reports on Form 8-K
         (b) The Company did not file any Reports on Form 8-K during the nine-month period ended September 30, 1994.

                                                                     Form 10-QSB
                                                              September 30, 1995

                      POLLUTION RESEARCH AND CONTROL CORP.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


POLLUTION RESEARCH AND CONTROL CORP.
           (Registrant)



By: /s/ Albert E. Gosselin Jr.
   ----------------------------------------------------------
Albert E. Gosselin, Jr., President and Chief Executive Officer



By: /s/ Cynthia L. Gosselin
   -----------------------------------------------------------
Cynthia L. Gosselin, Chief Financial Officer
(Principal Accounting and Financial Officer)


Dated:  November 7, 1995