Form 10KSB
period 1995-12-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1996-03-29
CIK 763950

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         (Fee Required) for the fiscal year ended December 31, 1995
                                                  -----------------

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         (No Fee Required)

                      Pollution Research and Control Corp.
                      ------------------------------------
          (Name of Small Business Issuer as Specified in its Charter)


         California                                         95-2746949
         ----------                                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

506 Paula Avenue, Glendale, California                        91201
--------------------------------------                        -----
(Address of Principal Executive Offices)                    (Zip Code)

Small Business Issuer's telephone number, including area code (818) 247-7601
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check whether the Small Business Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Small Business Issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                                ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Small Business Issuer's revenues for its most recent fiscal year:  $5,515,505.

The aggregate market value of the voting stock held by non-affiliates of the Small Business Issuer, computed by reference to the average bid and asked prices of such stock on March 29, 1996, was $4,000,000.

Total number of pages - 49                Exhibit Index is located at page E-1

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Certain exhibits to this Annual Report as set forth in the Exhibit Index located at page E-1.

                      POLLUTION RESEARCH AND CONTROL CORP.
                                  Form 10-KSB
                  For the Fiscal Year Ended December 31, 1995

                               TABLE OF CONTENTS


Part I                                                                                  Page
                                                                                        ----
         Item 1. Description of Business
                     General                                                             4
                     History of the Company                                              4
                     The Air Pollution Industry                                          6
                     Instrument Market                                                   7
                     Control Market                                                      7
                     Governmental Approval                                               8
                     Governmental Regulation and Enforcement                             8
                     Company Products                                                    9
                     Marketing and Sales; Backlog                                       10
                     Manufacturing and Purchasing                                       11
                     Research and Development                                           11
                     Employees                                                          12
                     Competition                                                        12
                     Intellectual Property                                              13

         Item 2. Description of Properties                                              13

         Item 3. Legal Proceedings                                                      13

         Item 4. Submission of Matters to a Vote of Security Holders                    14

Part II

         Item 5. Market for Common Equity and Related Stockholder Matters               14

         Item 6. Management's Discussion and Analysis or Plan of Operation              14
                     Liquidity and Capital Resources                                    15
                     Seasonality                                                        16
         Item 7. Financial Statements                                                   16

         Item 8. Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosures                                          16

                               TABLE OF CONTENTS

                                  (continued)


Part III                                                                                Page
                                                                                        ----
         Item 9. Directors, Executive Officers, Promoters and Control Persons;          16
                     Compliance with Section 16(a) of the Exchange Act
                         Directors, Executive Officers and Key Employees                16
                         Family Relationships                                           17
                         Business Experience                                            17
                         Compliance with Section 16(a) of the Securities                19
                             Exchange Act of 1934

         Item 10.    Executive Compensation                                             19
                         Executive Compensation                                         19
                         Compensation of Directors                                      20
                         Employees' Incentive Stock Option Plan                         20
                         Employment Agreements                                          21

         Item 11.    Security Ownership of Certain Beneficial Owners and                22
                         Management

         Item 12.    Certain Relationships and Related Transactions                     23

         Item 13.    Exhibits and Reports on Form 8-KA                                  24
                        (a)   Exhibits                                                  24
                        (b)   Reports on Form 8-KA                                      24

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company primarily designs, manufactures and markets automated continuous monitoring instruments used to detect and measure various types of air pollution, such as "acid rain," "ozone depletion" and "smog episodes," through its wholly-owned subsidiary, Dasibi Environmental Corp. The Company's products are generally used to measure air pollution levels in geographic areas which range in size from small industrial sites to entire states or countries. The Company also supplies computer-controlled calibration systems that verify the accuracy of its instruments, data loggers to collect and manage pollutant information and final reporting software for remote centralized applications.

HISTORY OF THE COMPANY

         The Company was organized as a California corporation on December 24, 1971, under the name of "A.E. Gosselin Engineering, Inc." as a wholly-owned subsidiary of "Pollution Research and Control Corp." ("PRCC"), a California corporation co-founded in 1966 by Albert E. Gosselin, Jr., the Company's President and Chief Executive Officer, and his wife, Barbara Gosselin, an executive officer and director of the Company. Mr. Gosselin founded the Company to design, manufacture and market air pollution monitoring equipment for ambient air (i.e., the surrounding air) as distinguished from the customer stack source monitoring systems then being designed, manufactured and sold by PRCC. The name of the Company was changed to "Dasibi Environmental Corp." on March 22, 1973. (See Item 9. "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Directors, Executive Officers and Key Employees.")

         The Company was operated as a wholly-owned subsidiary of PRCC until its initial public offering of securities in May 1985. In 1984, PRCC discontinued its research and development activities and assigned them to the Company. From 1984 through May 1985, PRCC primarily acted as a holding company for the Company and Applied Conservation Technology, Inc. ("ACT"), then a wholly-owned subsidiary of PRCC engaged in the business of providing environmental impact reports to electric utilities. ACT was purchased by its management from PRCC in November 1986. Gary Dudley, a director and former Vice President of the Company and a former executive officer and director of PRCC, has been the President and a principal shareholder of ACT, a diversified environmental consulting firm now located in Westminster, California, since November 1986. (See Item 9. "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Directors, Executive Officers and Key Employees.")

         In May 1985, the Company received aggregate net proceeds in the amount of $514,000 from a public offering of 150,000 Units, each Unit consisting of two shares of Common Stock and one warrant exercisable to purchase one share of Common Stock at an exercise price of $3.00 per share ("Common Stock Purchase Warrant"). As a result of this offering, PRCC's ownership of the Company was reduced to 88.2%. All Common Stock Purchase Warrants issued in this offering expired unexercised in May 1986. As a result of a six-for-100 "dividend-in-kind" of a portion of PRCC's shares of the Company's Common Stock to its shareholders in November 1985, PRCC's ownership of the Company was further reduced to 81%. In October 1986, PRCC distributed the remainder of its shares of the Company to the shareholders of PRCC in a 70-for-100 distribution. There is currently no relationship, business or otherwise, between the Company or its management and PRCC, which is now known as "McMartin Industries, Inc."

         The Company received net proceeds aggregating approximately $1,979,000 from a public offering of 1,453,497 Units, each Unit consisting of one share of Common Stock and one warrant exercisable to purchase one share of Common Stock at an exercise price of $1.75 per share, completed in July 1989. No warrants issued in the offering have been exercised and, in May 1994, their expiration date was extended to November 1995. In October 1995, these warrants were extended to March 29, 1996. In February 1996, the warrant exercise price was decreased to $0.60 and the warrants expiration date was unchanged. At the date of this filing, all warrants have expired. (See Item 5. "Market for Common Equity and Related Stockholder Matters.")

         The Company changed its name to "Pollution Research and Control Corp.," the name of its former parent, PRCC, in November 1989. In January 1990, the Company acquired all of the issued and outstanding shares of common stock, $1.00 par value per share, of an inactive California corporation, organized by Mr. and Mrs. Gosselin as co-founders under the name of "Baral Engineering, Inc." in July 1976, which changed its name to "Dasibi Environmental Corp." ("Dasibi") in January 1990. All of the Company's operations were transferred to Dasibi subsequent to the acquisition. Also in 1990, the Company changed its fiscal year from June 30 to December 31.

         In February, 1994, the Company acquired the technology and inventory of the Byron Hydrocarbon Analyzer line from General Monitors, Inc. ("GMI"), for a purchase price of $225,000. Of the purchase price, $200,000 has been paid by the Company in cash and $25,000 has been rescheduled by mutual agreement to be paid by July 1, 1996.

         In March 1994, the Company entered into an exclusive worldwide requirements agreement over a three-year period with London-based Logan Research, Ltd. to provide Logan with oxides of nitrogen instrument parts on an "as required" basis for use in medical technology applications. In October 1995 the agreement was modified to be exclusive with a domestic corporation, Logan Medical Devices ("LMD"), which acquired Logan Research, Ltd. No manufacturing activity on the part of the Company has occurred or is expected to occur until LMD obtains marketing funding which it may not obtain.

         The Company's net revenues and gross profit for fiscal 1994 and fiscal 1995 decreased significantly as compared to fiscal 1993. These declines were principally because of significant competitive price pressure for the Company's instruments, thus forcing the Company to lower its domestic and foreign bids, reducing the number of the Company's bid awards and reducing the profit margin on the bids awarded to the Company. Beginning in the third quarter of fiscal 1994, the Company implemented certain cost reduction measures in its operating expenses, suspended major new product development efforts and scaled back its efforts to improve or modify existing technologies in response to the competitive price pressures. Throughout 1995, the Company shipped record numbers of instrumentation units, but continued competitive pricing pressure resulted in lowered gross margins. In March of 1996, efforts were begun to reduce fixed expenses by participating in the Mexican Maquiladora program, initially for all production labor
associated with the Company's excess backlog, if any.    (See Item 6,
"Management's Discussion and Analysis or Plan of Operation.")

THE AIR POLLUTION INDUSTRY

         Air pollution consists of certain gases or particles, generally the products of combustion or other industrial processes, which are or may be hazardous to human health. Pollutants include carbon monoxide, ozone, oxides of sulfur and nitrogen, hydrogen sulfide and particles. Small amounts of these pollutants, such as a few parts per million or parts per billion, may be harmful. The products produced and sold by the Company detect and measure these pollutants and are also utilized in calibrating other pollution measurement equipment.

         Industrial entities require equipment to detect the presence and measure the level of pollutants in order to comply with governmental regulations and government regulatory agencies require equipment to enforce governmental standards. Currently, international priority has been given to control (and therefore to monitor) such gaseous pollutants as sulfur dioxide, oxides of nitrogen, carbon monoxide, ozone and particulates (suspended dust).

         Although manual sampling of both gases and particulates is still performed routinely, improvements in the reliability and accuracy of automated, continuous monitoring equipment, such as that manufactured and sold by the Company, have made manual sampling less desirable and automated monitoring increasingly common.

         In basic continuous monitoring instruments, ambient air is taken into a manifold, the function of which is to direct a fast-moving stream of ambient air to the monitor. The instrument may use a filter to remove particulates or scrubbers to remove gases that might interfere with accurate measurement of the pollutant. The pollutant is then introduced into a measurement cell environment where it undergoes a chemical or physical reaction, the output of which can be converted to an electrical signal which, in turn, can be read locally or transmitted to some remote monitoring plant or computer.
Measurement cells can be based in many different methods for the detection of the pollutants of interest. Thus, an instrument designer may have many different methods available by which a pollutant may be identified and measured.

         Some methods used by the Company are flame photometry (wherein concentrations of gaseous elements are measured by burning them and optically observing the color and intensity of the flame generated thereby), infrared absorption (wherein concentrations of infrared absorbing gases are measured by detecting changes in intensity of a radiation beam closed cell), chemiluminescence (wherein a chemical generates a light or a wave length measurable by a photo multiplier tube), ultraviolet spectroscopy (wherein the pollutants' decrease in ultraviolet light intensity is converted by a photoelectric detector to an electric signal) and beta ray attenuation (wherein a radioactive source's beta ray emanation is reduced in direct proportion to the mass of a particle).

INSTRUMENT MARKET

         The air pollution monitoring equipment market includes two markets:
(i) source instrumentation for monitoring the source's pollutant emissions as they are discharged into the air and (ii) ambient air instrumentation for monitoring ambient air pollution. The two markets are quite different in that source instrumentation is generally not subject to rigid governmental-imposed guidelines because of the difficult analyses involved, while ambient air instruments are subject to rigid governmental guidelines because the pollutants are easier to define and measure.

         Generally, the Company sells its instruments for use in systems for the measurement of ambient air pollution. In a system, air pollution monitoring instruments are united with additional equipment to provide a comprehensive measurement unit. In an ambient air instrumentation system, the monitoring instrument is combined with a manifold intake, a calibrator and data transmitters. The system samples the ambient air, measures the pollutants and transmits the data. The Company designs and manufactures all instruments used in a system, including the data tabulation and transmission devices. At the present time, the Company believes that it is the only manufacturer that is able to furnish its customers with a complete "in-house" ambient air monitoring system.

         Until recently, the Company's products were not applicable to the source instrumentation market. However, because of new governmental regulations requiring greater accuracy and dilution conditioning as a standard (reducing pollution concentrations to the parts per billion level) for source instrumentation involving a continuous emission monitoring system ("CEMS"), the Company's products are now applicable. The Company is not currently able to offer customers a CEMS because it does not manufacture the additional equipment needed to complete the system. The Company commenced a research and development program in July 1992 for the purpose of developing an innovative CEMS which currently remains in the prototype stage of development. The Company does not require EPA-approval of any of its instruments in order to complete a CEMS. (See "Research and Development" under this Item 1. "Description of Business.")

CONTROL MARKET

         The air pollution control market makes only minimal use of measurement instrumentation. This market is concerned with "purification" of exhaust gases emanating from combustion-related or even chemical-only processes. The "purification" process consists of using various types of equipment which may or may not involve catalysts and/or reagents to cause reactions and/or mechanical removal of a high percentage of selected air pollutants. The highest percentage obtainable will relate, at any given time, to the state-of-the-art of the technology involved and the economics of implementing the technology. The market is old, in essence dating to the beginnings of industry when soot collectors were first installed on combustion chambers. However, the market size is embryonic since technology has not advanced and implementation remains costly so as not to allow any significant control of source pollutants. The Company filed a patent application in April 1994 for a "flue gas purification system." Management expects the patent to issue in 1996, however, neither the issuance of a patent nor the commercial viability of a market for this invention is
assured.   (See "Research and Development" and "Intellectual Property" under this Item 1.  "Description of Business.")

GOVERNMENTAL APPROVAL

         The Environmental Protection Agency (the "EPA") administers the federal Clean Air Act, as amended by the Clean Air Act Amendments of 1990, and approves ambient air pollution monitoring equipment meeting certain requirements as either reference or equivalent methods for measuring pollutants. The EPA established the reference method as the basic method for measuring a pollutant. An equivalent method measures the same pollutant utilizing a different technique which achieves results identical to those of the referenced method.

         As a practical matter, before a monitoring instrument can be sold in the United States, it must receive EPA-approval as either a "reference" or "equivalent" method. Such approvals are given only after rigorous and expensive testing by the applicant and the submission to, and approval by, the EPA of the results of such testing. The testing and approval process generally requires between 12 and 18 months. Following approval, the EPA typically acquires and tests a production model of the device. If the model being tested does not meet the standards established by the approval process, the approval may be withdrawn.

         Each of the Company's models of ozone monitors and its sulfur dioxide and oxides of nitrogen monitors have been approved as equivalent methods by the EPA. Additionally, the Company's carbon monoxide monitors have been approved as reference methods. The Company is currently testing a particulate analyzer (beta ray attenuation) for approval as an equivalent method by the EPA. The Company has never had, or been threatened with, a recall as the result of subsequent testing by the EPA of a production model of any of its instruments.

         The Company believes that, as the performance of air monitoring equipment improves and monitoring technology becomes available in the market, government regulatory agencies tend to adopt regulations requiring the use of such technology. The Company has never been required to modify or discontinue any of its products as a result of improved technology. However, there can be no assurance that future technological improvements will not mandate changes in, or cause the obsolescence of, Company products.

GOVERNMENTAL REGULATION AND ENFORCEMENT

         Legislation requiring more precise air pollution monitoring and enforcement is increasing as the sophistication of the technology improves and as concern for the environment, particularly the depletion of the ozone layer, becomes more acute. The Clean Air Act and the Clean Air Act

Amendments of 1990 (the "1990 Amendments"), which are being rapidly implemented, require increased control of industrial air pollution and represent an increasing threat of shut-down for U. S. industrial concerns which fail to obtain necessary permits and engage in other conduct violative of the legislation. Because increased control requires increased measurement and monitoring of air pollutants by government and industry, the Company expects, but cannot assure, a steadily increasing market for its products. Company management believes that governmental enforcement policy also has a significant effect on the demand for the Company's products. A relaxation during 1982 in the federal enforcement of governmental standards resulted in a decrease in demand for the Company's products. Since then, the worldwide trend toward increasingly stringent environmental standards for industrial air pollution together with stricter governmental enforcement of environmental regulations, is expected by management to cause continued expansion of segments of the analytical instruments market and a continued increase in demand for the Company's products. In essence, the Company furnishes a product that the customer does not want to buy voluntarily. In previous years, price difference was not significant to the selection process. Since 1994, sizeable discounts have become significant to the purchasers.

COMPANY PRODUCTS

         In 1972, the Company developed, and in 1974 initially marketed, the first ultraviolet ozone monitor, of which eight models are currently marketed by the Company, including high concentration, manual, remote and microprocessor-controlled versions. The Company will continue to seek to develop new versions of its basic model of ozone monitor, but does not expect any change in the basic principle upon which the instrument operates. The Company is generally considered the leader in ozone measurement technology in the world.

         The Company developed microprocessor-controlled carbon monoxide, sulfur dioxide and oxides of nitrogen monitors in 1981, 1986 and 1987, respectively. In August 1986, the Company completed prototype development of a microprocessor-controlled oxides of nitrogen monitor based upon a technique acquired from Combustion Engineering Corporation. Although the unit did not initially receive EPA-approval, a redesigned unit received the requisite approval of the EPA in mid-1992.

         Calibration equipment, which is utilized to independently verify the measurements made by other monitoring equipment, was first manufactured and sold by the Company in 1976 and known as the "Auditor," was followed by a manually-operated, portable model which performs similar functions. In 1990, both of these models were superseded by the Company's Model 5008 state-of-the-art, programmable calibration equipment.

         The Company completed development, in 1991, of a Model 7001 beta-gauge to measure sub-micronic particulates, a Model 8001 data-logger to gather and transmit measured air pollutant information and a Model 9001 semi-CEMS to be used as a portable stack monitoring system.

        In February 1994, the Company acquired the technology and inventory of the Byron

Hydrocarbon Analyzer line. In bidding various jobs, the Company has been asked to furnish an ambient hydrocarbon analyzer as a portion of the "system." Previously, the Company did not have the technical capability to manufacture this particular product and was forced to purchase it from other companies.
The Company's choice, whenever possible, was the Byron Hydrocarbon Analyzer, even though it was the most expensive. Management believes that the acquisition of this technical capability has made the Company more competitive in bid applications requiring a hydrocarbon instrument. In addition, the analyzer has certain proprietary aspects which are helpful in competitive bid situations specifically requesting hydrocarbon data.

         The Company offers a two-year warranty on all of its products, with the exception of certain components, such as lamps, which have short lives. With respect to such components, the Company passes on to the customer the warranty (usually one year) which it receives from the manufacturer. The Company's warranty provides for repair or replacement of defective products. During each of the last five fiscal years, the Company has been required to honor its warranty with respect to less than 0.3% of total instruments sales during each such year.

MARKETING AND SALES; BACKLOG

         The marketing and sales activities of the Company include advertising by mail and in trade journals (primarily Pollution Equipment News and Air Pollution Control Association Journal) and attendance and exhibition at worldwide air pollution conferences. The Company attends the annual conference of the Air Pollution Control Association as well as worldwide conferences. The Company's instruments have been sold to customers world-wide, including industrial manufacturers; federal, state, city, local and foreign governmental agencies; major industrial companies; and educational and research institutions in over 30 countries. Sales made in the United States are handled directly by the Company's sales staff. All of the Company's foreign sales are made to distributors who, in turn, resell to the end users. The Company sells to these distributors at a discount from the listed price. Management believes that the loss of a distributor who may account for a large percentage of sales would have little impact on net revenues as the end users of the Company's products could be transferred to new distributors.

         During the last three fiscal years, foreign sales have represented approximately 55% to 70% of the Company's total revenue. The Company's sales
in the export market are evenly distributed among all its products.   Export
sales are billed and paid in United States dollars only.

         The Company's instruments have been sold during the past five years to over 300 customers in over 30 countries, including industrial manufacturers; federal, state, city, local and foreign governmental agencies; and educational and research institutions. However, a significant loss in the number of government agencies, industrial companies or research agencies which typically purchase the Company's instruments could have a material adverse effect on the Company.

         Historically, none of the Company's business has been subject to the re-negotiation of profits, and no government orders have ever been terminated.

         The following table sets forth certain information regarding the Company's foreign sales for the last two fiscal years.

                                                                             Year Ended
                                                                             December 31,
                                                                             -----------
                                                                    1995                      1994
                                                                    ----                      ----
                                                                            (In thousands)
         Aggregate sales to unaffiliated foreign customers:

         Europe                                                     $1,445                    $1,245

         Asia and Pacific Rim                                        1,071                       904

         Middle East & Other                                           525                       537

         During the fiscal year ended December 31, 1995, sales to a foreign distributor who services multiple customers, represented 16% of net sales. During the fiscal year ended December 31, 1994, sales to two foreign distributors who service multiple customers represented 24% of net sales.

         Historically, backlog has not been significant to the Company's operations because orders usually require delivery in 45 to 60 days. As of December 31, 1995, the Company had approximately $1,500,000 in orders which required delivery in 90 days or less, a backlog which the Company does not consider significant.

MANUFACTURING AND PURCHASING

         The Company manufactures many components and subsystems for use in its products, including critical optical components and analog and digital circuitry. Other components, including packaging materials, integrated circuits, microprocessors and minicomputers, are purchased from unaffiliated third parties. Most of the raw materials and supplies purchased by the Company are either available from a number of different suppliers or alternative sources could be developed without a materially adverse effect on the Company's business. However, the availability and quality of certain key instrument components, such as printed circuit board designs and lamps, are controlled by a limited number of vendors. A vendor's inability to supply these components to the Company in a timely fashion, or to the Company's satisfaction, can affect the Company's ability to deliver its instruments on time.



RESEARCH AND DEVELOPMENT

        Historically, the Company has been actively engaged in research and development in order to produce new products. However, the competitive price pressures experienced by the Company since early 1994 have sharply limited the new product development to areas of software as opposed to hardware. Developed over the past twenty months, DECS (Dasibi Environmental Central Software) is a Windows-based, network control and reporting program for multi systems of pollutant analyzers and ancillaries. Similar programs exist but management believes none are under single manufacturer design and responsibility.

         Because of price pressure demands, the Company has been limiting CEMS and Flue Gas Purification System development work.

EMPLOYEES

         As of March 26, 1996, the Company had 49 full-time employees, of whom four were engaged in administration, 10 in engineering, 33 in manufacturing and two in sales and marketing. None of the Company's employees are represented by a labor union. The Company has never had a strike or lockout and considers its employee relations to be good.

COMPETITION

         The Company is the smallest competitor in the ambient air pollution instrumentation market. Therefore, it is subject to the effects of better-financed competitors and their research and development efforts, and price discounting. The Company competes on the basis of technical advances in its products and its reputation among customers as a quality provider of products and services. To a lesser extent, the Company competes on the basis of price.

         Although the Company is not aware of any other company that competes with it in all of its product lines, all of its competitors have resources substantially greater than those of the Company. There are also smaller companies that specialize in a limited number of the types of products manufactured by the Company. The Company's primary competitors in the domestic market are Thermo Instrument Systems, Inc. ("Thermo Instrument Systems") and Monitor Labs, Inc. ("Monitor Labs"). In the foreign market, the Company's primary competitors are Thermo Instrument Systems, Monitor Labs and Kimoto Instruments Co. of Japan ("Kimoto Instruments Co.").

         A number of the Company's principal competitors (including Thermo Instrument Systems, Monitor Labs and Kimoto Instruments Co.) offer ambient air pollution monitoring and also CEMS to their customers. As discussed hereinabove under "Instrument Market" and "Research and Development", the Company is presently unable to provide CEMS. The Company intends to enter the market for CEMS, although it is extremely competitive and the firms in such market have substantially greater experience and financial resources than the Company. There can be no assurance that the Company's efforts to enter the CEMS market will be successful.

INTELLECTUAL PROPERTY

         Although the Company obtained patents for its ozone monitor and various techniques in instrument design, it has generally been the Company's policy to proceed without patent protection since it is management's belief that the disclosure requirements of the federal patent laws provide competitors with easy access to the secrets of rapidly changing technology. The patents obtained by the Company, all of which have expired, are not deemed by management to be significant to the Company's business operations or potential success. The Company has no federal or state registered trademarks and no franchises or concessions. The Company has common law rights to the trademark "Dasibi."

         Albert E. Gosselin, Jr., the Company's co-founder, has, for the past several years, devoted personal research time to developing an innovative, cost conscious system for purifying exhaust gases. His efforts resulted in the filing of a patent application for such system on behalf of the Company in April 1994. There is no assurance that a patent will be granted for this invention and, in any event, it is not expected that the Company can actively pursue this market until November 1996. (See Item 1. "Description of Business
- Research and Development" hereinabove.).

ITEM 2.  DESCRIPTION OF PROPERTIES

         In July 1994, the Company moved its administrative, manufacturing and employee facilities to 39,070 square feet at 506 Paula Avenue, Glendale, California, from a 10,000 square foot building located at 515 West Colorado Street, Glendale, California, and a 7,500 square foot building adjacent thereto. The Company leases the space from an unaffiliated third party for a term of ten years commencing as of July 1, 1994, at a base rent of $24,223 per month plus operating costs and taxes, with a provision for increases in the base rent related to increases in the Consumer Price Index. The Company utilizes most of its existing office and manufacturing space and believes that such space is adequate for its needs for the foreseeable future. In addition, the Company acquired a contiguous 5,930 square feet from the same unaffiliated third part on February 20, 1996 at identical base rate terms, or $3,676 per month additional. This space is 50% utilized with the balance intended for future medical instrumentation manufacturing. The Company moved its Austin, Texas, software facility from 4,000 to 3,300 square feet at 14050 Summit Drive, Suite 117, Austin, Texas, and reduced the monthly rent paid for the facility from $4,500 to $1,980 per month ($23,760 per annum). The space is leased from a non-affiliate for a period of three years through May 31, 1997, and is expected to be adequate to meet the Company's foreseeable future needs. Additionally, the Company leases a sales office located at 407 B East Nine Mile Road, Highland Springs, Virginia, pursuant to a lease renewable annually through May 31, 1998. The rent of $550 per month increases at a rate of $50 per month at the commencement of each renewal period.

ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceedings are pending to which the Company or any of its property is subject, nor to the knowledge of the Company are any such legal proceedings threatened. The

Company is a party to legal actions from time-to-time which develop in the ordinary course of its business and which are not, in the opinion of management, material to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 1995 fiscal year by means of the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Common Stock Purchase Warrants (the "Warrants") are traded over-the-counter on NASDAQ under the symbols "PRCC" and "PRCCW," respectively. Set forth below are the high and low closing bid quotations in the over-the-counter market for the Common Stock and Warrants as reported by the relevant market makers for fiscal years 1995 and 1994. Quotations represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                        Fiscal 1995                                   Fiscal 1994
Quarter Ended                    High Bid         Low Bid                      High Bid         Low Bid
-------------                    --------         -------                      --------         -------
Common Stock:
March 31                          $ .69            $.62                         $2.38            $1.50
June 30                             .91             .59                          1.95             1.25
September 30                       1.22             .62                          1.25              .75
December 31                         .88             .56                           .78              .44

         As of March 23, 1996, the approximate number of shareholders of record of the Company's Common Stock was 1,100. The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

         In August 1994 the Company effected an S-3 Registration Statement for 3,180,997 shares of common stock underlying all warrants and options outstanding. On November 30, 1995, 752,500 warrants expired. S-3
Registration Statement Amendment No. 2 currently in effect is for 2,490,998 shares of common stock for 2,170,998 warrants and 320,000 options. The warrant exercise price was reduced from $1.75 to $0.60 per share and the expiration date of March 29, 1996 was unchanged. There is no information currently available as to warrant exercise conversions, if any.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Net Revenues for fiscal 1995 were $5,515,000, an approximate 7% increase from net revenues of $5,129,000 in fiscal 1994. This increase was principally due to competitive pricing by the Company.

         The Company's gross profit decreased from 41% of net revenues in fiscal 1994 to 34% of net revenues in fiscal 1995. The decrease in gross margin can be attributed to the competitive price pressures. (See Item 1 Description of the Business)

         Selling, general and administrative expenses increased 5% from $1,950,000 in 1994 to $2,044,000 in 1995. This $94,000 increase was primarily due to write offs of unamortized technology rights which management determined had no further value.

         In July 1995 the Company entered into a joint venture agreement with Logan Medical Research Ltd. ("Logan"), a start-up company, to manufacture Logan's nitric oxide monitor for U. S. applications. The Company agreed to provide Logan with working capital in exchange for a world wide manufacturing agreement and accordingly funded $164,000 in cash and inventory in 1995. In connection with the funding, Logan was to obtain additional funding from an outside source. As of March 9, 1996, no additional funding had been obtained. Based upon this lack of funding the Company's management assigned a zero value to this asset and charged the $164,000 to operations during 1995.

         The fiscal 1995 expected income tax benefit was less than the federal statutory rate due to net operating loss carry forwards available for future periods.

         The Company does not believe that inflation has had a significant impact on its results of operations in the past two years.

         The Company plans to enter into a subcontract agreement for Mexican labor under the Maquiladora Shelter program, as a step towards increasing profit margins and as an assist in shipping units without the need for domestic overtime hours. The Company also is emphasizing marketing of its 5008 and 7001 units as higher margin (less competition) ancillary products.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed operations through bank borrowings and the issuance of Common Stock in both public and private offerings. Working capital at December 31, 1995, was $1,844,000. Management believes that anticipated cash flows from operations will be sufficient to meet the Company's short-term cash needs. As of March 1, 1996, the Company has no material commitments for capital expenditures. The Company has obtained an unsecured bank line of credit of $200,000. Any amount borrowed bears interest at the prime rate plus 2% per annum and is due and owing on June 1, 1996. $150,000 was outstanding as of December 31, 1995, and $200,000 as of March 29, 1996.

SEASONALITY

         Management does not believe that the Company's business is seasonal.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's Financial Statements and the related Notes thereto are set forth at pages F-1 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On December 7, 1994, the Company dismissed the accounting firm of Deloitte & Touche LLP as its independent auditors and selected the accounting firm of Greenberg & Jackson to act as the Company's independent auditors for the fiscal year ended December 31, 1994 Disclosure regarding this matter is set forth in the Company's Current Report on Form 8-KA dated December 7, 1994.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Set forth below are the names, ages, positions with the Company and Dasibi Environmental Corp., a wholly-owned subsidiary of the Company, and business experiences of the directors, executive officers and key employees of the Company.


         NAME                     AGE      POSITION(S) WITH COMPANY AND DASIBI
----------------------            ---      -------------------------------------------------------
Albert E. Gosselin, Jr.*          63       President, Chief Executive Officer and Chairman of the
                                           Board of Directors
Cynthia L. Gosselin*              34       Chief Financial Officer
Barbara L. Gosselin*              60       Secretary and Director
Marcia A. Smith*                  57       Director of Pollution Research and Control Corp.;
                                           Manager of Administration of Dasibi Environmental
                                           Corp.
Keith A. Gosselin                 32       Production Manager and Manager of Sales and
                                           Marketing of Dasibi Environmental Corp.
Gary L. Dudley*                   58       Director
Craig E. Gosselin*                36       Director

---------------

* The individuals named above hold the identical positions indicated with Dasibi Environmental Corp. ("Dasibi").

         All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the board of directors.

FAMILY RELATIONSHIPS

         Albert E. Gosselin, Jr., and Barbara L. Gosselin, husband and wife, are the parents of Craig E., Cynthia L., and Keith A. Gosselin, all of whom are adults. All of the foregoing, except Keith A. and Jennifer S. Gosselin, are presently serving as executive officers and/or directors of the Company.
Except as set forth herein, no family relationship exists between any director or executive officer of the Company.

BUSINESS EXPERIENCE

         Albert E. Gosselin, Jr., has served as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company (formerly "Dasibi Environmental Corp." and "A.E. Gosselin Engineering, Inc.") and Dasibi (formerly "Baral Engineering, Inc."), corporations which he co-founded with Barbara L. Gosselin, since the organization of those corporations in December 1971 and July 1976, respectively. He also served as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company's former parent corporation, a corporation also named "Pollution Research and Control Corp.("PRCC") which he co-founded with Mrs. Gosselin under the name of "A.E. Gosselin Engineering Co.," from its inception date in 1966 through the date of its spin-off in October 1986. Mr. Gosselin also served as the President, Chief Executive Officer and Chairman of the Board of Directors of Applied Conservation Technology, Inc. ("ACT"), a former wholly-owned subsidiary engaged in the business of providing environmental impact reports to electric utilities, together with the Company, of PRCC, from 1980 through the date of the purchase of ACT by its management from PRCC in November 1986. ACT is presently a diversified environmental consulting firm owned and managed by Gary
L. Dudley, a Company director, and other members of management. Mr. Gosselin received a Bachelor Science in mechanical engineering from Loyola University, Los Angeles, California, in 1954. He has been a registered mechanical engineer in the State of California since 1959.

         Cynthia L. Gosselin has served as the Chief Financial Officer of the Company and Dasibi since May 1990. Additionally, she has acted as Dasibi's Purchasing Agent during this period. She was employed by Dasibi in various capacities, including Production Manager, from 1983 through April 1990. Ms. Gosselin received a B.S. in business from the University of California at Long Beach in 1982.

         Barbara L. Gosselin has served as an executive officer and a director of the Company, which she co-founded with Albert E. Gosselin, Jr., in December 1971, since its inception. Mrs. Gosselin has served in the office of Secretary of the Company since April 1990 and, from inception through April 1990, she served as the Company's Chief Financial Officer. Mrs. Gosselin, together with Mr. Gosselin, co-founded Dasibi in July 1976 and she has served as the Secretary and a director of Dasibi since its organization. Mrs. Gosselin was the co-founder in 1966, with Mr. Gosselin, of PRCC, the Company's former parent corporation, for which she served as an executive officer and a director until it was spun-off in October 1986.

         Marcia A. Smith has served as a director of the Company and Dasibi since May 1990. She has been employed as the Manager of Administration and in various other capacities with Dasibi since 1979.

         Keith A. Gosselin has been employed by Dasibi as the Production Manager since June 1986, and, additionally, as the Manager of Sales and Marketing since May 1990. Mr. Gosselin received a Bachelor of Science in business from Loyola Marymount University in 1984 and a Masters of Business Administration from William and Mary University in 1986.

         Gary L. Dudley has served as a director of the Company during the periods since June 1991 and from 1980 through January 1991, and he served as the Company's Vice President from 1979 through November 1986. Mr. Dudley also served as an executive officer and a director of PRCC, the Company's former parent corporation, from 1984 through the date of the spin-off of PRCC in October 1986. Mr. Dudley has been the President and a principal shareholder of ACT, now located in Westminster, California, a diversified environmental consulting firm formerly wholly-owned, together with the Company, by PRCC, since the purchase of ACT by its management from PRCC in November 1986. He served as ACT's Vice President from 1980 through 1986. From 1962 through 1978, Mr. Dudley was employed in various engineering-related positions by Southern California Edison Company, TRW Systems, McDonnell Douglas Corporation and North American Rockwell Corporation. He received a Bachelor of Science in engineering from California State University in 1962 and a Masters Degree in Mechanical Engineering from the University of Southern California in 1966. Mr. Dudley is a registered mechanical engineer in the State of California and a member of the Association of Environmental Professionals.

         Craig E. Gosselin has served as a director of the Company and Dasibi since October 1987. Mr. Gosselin is an attorney who has been licensed to practice law in the State of California since 1984. He has served as the Vice President and General Counsel of Vans, Inc., a publicly-held manufacturer, distributor and retailer of footwear and related accessories located in Orange, California, since July 1992. From December 1989 through June 1992, Mr. Gosselin was a partner in the law firm of Cooper & Dempsey, Los Angeles, California, which specialized in the areas of corporate and securities law and business litigation. He received a Bachelor of Business Administration from Loyola Marymount University in 1981 and a Juris Doctor from Southwestern University School of Law in 1984.

         The Company, Albert E. Gosselin, Jr., President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and Cynthia L. Gosselin, Chief Financial Officer of the

Company, were named as defendants in Case Number 1.94CV01425 filed by the Securities and Exchange Commission in the United States District Court for the District of Columbia on June 28, 1994. The Commission alleged in the Complaint for Permanent Injunction and Other Relief, among other things, that the Company and Mr. Gosselin committed numerous violations of the federal securities laws in 1989, 1990 and 1991, including disseminating materially false and misleading information about the Company to the investing public through public announcements and filings with the Commission relating, primarily, to the Company's acquisition and subsequent disposition of two companies, Air Instruments and Measurements, Inc. and Environmental Information Systems. Additionally, the Complaint alleged that the Company's financial statements incorrectly reported inventory figures and failed to reflect timely write-offs of uncollectible accounts receivable and that the Company materially understated annual and quarterly losses during this period. The allegations against Ms. Gosselin were that she served as the Company's Chief Financial Officer and that she was responsible for the Company's inadequate books and records and internal controls during this period. The Commission also alleged that the Company violated the federal securities laws in connection with an unregistered public distribution of securities. The Commission sought to enjoin the defendants from engaging in the future in similar illegal acts and practices and to order defendant Albert E. Gosselin, Jr., to pay civil penalties. On July 14, 1994, the defendants, without admitting or denying any of the allegations of the Complaint, consented to the entry of Final Judgment of Permanent Injunction and Other Relief (the "Final Judgment"). The Final Judgment as to Mr. Gosselin required him to pay a civil penalty in the amount of $25,000.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, and representations that no other reports were required during the fiscal year ended December 31, 1995, the Company's executive officers, directors and greater than ten per cent beneficial owners of its Common Stock, complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the total cash and non-cash compensation paid by the Company for the fiscal years ended December 31, 1993, 1994 and 1995 to the Company's President and Chief Executive Officer who was the only executive officer of the Company whose aggregate cash compensation exceeded $100,000 for the 1995 fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                                     ----------------------
                                           Annual Compensation                               Awards
                                           -------------------                               ------
       Name and                                                                        Securities Underly-
   Principal Position             Year               Salary                            ing Options/SARs(#)
---------------------             ----             --------                            -------------------
Albert E. Gosselin, Jr.,          1995             $196,638
President, Chief Execu-           1994             $180,000                                   53,847
tive Officer and Chair-           1993             $177,240                                      -
man of the Board

         The Company does not provide officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company has, however, adopted an Employees' Incentive Stock Option Plan. (See "Employees' Incentive Stock Option Plan" below under this Item 10. "Executive
Compensation.")

COMPENSATION OF DIRECTORS

         Directors do not receive compensation pursuant to any standard arrangement for their services as directors.

EMPLOYEES' INCENTIVE STOCK OPTION PLAN

         The Company's Employees' Incentive Stock Option Plan (the "Option Plan") was adopted by the Board of Directors on July 30, 1987, and approved by the Company's shareholders on October 10, 1987. The Option Plan provides for the issuance of a total of 500,000 shares of Common Stock upon the exercise of options granted under the Option Plan. As of the date hereof, all of the options to purchase shares of Common Stock have been granted under the Option Plan.

         Pursuant to the Option Plan, the Company may grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, to employees as well as non-qualified stock options to employees, officers, directors and consultants. The Option Plan provides for administration by the Board of Directors of the Company or by a committee of the Board of Directors. The Board or such committee selects the optionees, authorizes the grant of options and determines the exercise price of the options. Currently, the Board of Directors administers the Option Plan.

         The exercise price of each stock option granted under the Option Plan must be at least 100% of the fair market value of the Common Stock on the date of grant as determined by the Board of Directors. Each incentive stock option may be exercisable for a period, as determined by the Board of Directors, but not in excess of ten years from the date of grant. The exercise price of all incentive stock options granted under the Option Plan to shareholders possessing more than 10% of the total combined voting power of all classes of stock of the Company must be not less than 110% of the fair market value of the Common Stock on the date of grant and such options may be exercisable for a period not in excess of five years from the date of grant. All options granted under the Option Plan are non-transferable and may be exercised only by the optionee or the optionee's estate.

         There is no limit on the number of shares with respect to which options may be granted under the Option Plan to any participating employee. However, the aggregate fair market value of shares of Common Stock (determined on the date the option is granted) with respect to which incentive stock options become exercisable for the first time by an individual option holder during any calendar year (under all such plans maintained by the Company) may not exceed $100,000.

         Options granted under the Option Plan may be exercised within 12 months after the date of an optionee's termination of employment by reason of his death or disability, or within three months after the date of termination by reason of retirement of voluntary termination approved by the Board of Directors, but only to the extent the option was otherwise exercisable on the date of termination. In the event an optionee's employment is terminated for any reason other than death, disability, retirement or voluntary termination approved by the Board of Directors, such optionee's option terminates 30 days after the date of such termination.

         The Option Plan will expire in July 1997, unless terminated earlier by the Board of Directors. The Option Plan may be amended by the Board without shareholder approval, except that no amendment which increases the maximum aggregate number of shares which may be issued under the Option Plan or changes the class of employees who are eligible to participate in the Option Plan, can be made without the approval of the shareholders of the Company. The Company, in order to comply with the requirements of certain state securities and "blue sky" laws, agreed not to grant any options under the Option Plan (or any additional options or warrants) which would exceed 10% of the number of shares of the Company's Common Stock outstanding after its 1989 public securities offering.

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with Albert E. Gosselin, Jr., the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and Cynthia L. Gosselin, the Company's Chief Financial Officer. Mr. Gosselin's employment agreement (the "Agreement") was first approved by the Board of Directors on July 30, 1987, and has since been extended through August 31, 1999. The Agreement, as extended, provides for the payment to Mr. Gosselin of a base salary of $200,000, $210,000 and $220,000 during the one-year periods ended August 31, 1996, 1997 and 1998, respectively. (See "Executive Compensation" under this Item 10. "Executive Compensation" hereinabove.) The Agreement further obligates the Company to permit Mr. Gosselin to participate in the Company's Employees' Incentive Stock Option Plan and Group Medical Plan and any other health, life insurance, group medical, disability income insurance and/or stock option plan adopted by the Company. Under the Agreement, Mr. Gosselin's salary continues in the event of his disability and for two years after his death. He is also entitled to a lump sum severance payment equivalent to 2.99 times his current salary in the event of his termination as President or Chief Executive Officer within eighteen months after a "change of control" of the Company, including, among other events, certain types of mergers and other business combinations, material changes in the composition of the Board of Directors or the beneficial ownership of the Common Stock, the sale of substantially all of the Company's assets or securities and the material downsizing or dissolution of the Company. If such an event occurs during fiscal 1996, Mr. Gosselin would be entitled to receive $598,000 as a severance payment.

         The Company's employment agreement with Cynthia L. Gosselin commenced on July 20, 1994, and continues through August 31, 1999. The agreement provides for the payment to her of a base salary of $62,500 during each one-year period ended July 20, 1996, 1997 and 1998, and annual increases in the discretion of the Board of Directors. Pursuant to the employment agreement, Ms. Gosselin is required to be reimbursed by the Company for her expenses incurred in connection with the performance of her responsibilities. In the event of her death or disability, the agreement provides for Ms. Gosselin's salary to continue for six months thereafter. She is also entitled to participate in any Company health, life insurance, group medical, disability income insurance and/or stock option plan. Ms. Gosselin's employment agreement provides that she is entitled to a lump sum severance payment equivalent to
2.99 times her current salary in the event of her termination as Chief Financial Officer within eighteen months after a "change in control" of the Company, as defined in the Company's Employment Agreement with Mr. Albert E. Gosselin, Jr., described hereinabove. She would be entitled to receive a severance payment of $216,177 if a change in control of the Company occurs during fiscal 1996.

ITEM 11. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth information as of March 23, 1996, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned

Name and Address of Beneficial Owner (1)       Amount Beneficially Owned        Percent of Class (2)
----------------------------------------       -------------------------        --------------------
Lee N. Sion                                           619,000(3)                       6.5%

Albert E. and Barbara L. Gosselin, Jr.                431,335(4)                       4.5%

Marcia A. Smith                                        61,280                            *

Cynthia L. Gosselin                                    56,305(5)                         *

Gary L. Dudley                                            45,000(6)                        *

Craig E. Gosselin                                          5,000(7)                        *

All Executive Officers and Directors as                  598,920                           6.3%
a Group (six persons)

---------------------

*        Less than one percent.

(1) The address of each of the individuals names above, except Lee N. Sion, is 506 Paula Avenue, Glendale, California 91201. Mr. Sion's address is P.O. Box 910, Glendale, California 91209.

(2) Assumes the exercise of outstanding options and warrants to purchase a total of 2,490,998 shares of the Company's Common Stock exercisable by March 29, 1996

(3) Includes 50,000 shares of Common Stock issuable upon the exercise of an option owned of record by Lee N. Sion which is exercisable within 60 days.

(4) Includes 50,000 shares of Common Stock issuable upon the exercise of an option owned of record by Albert E. Gosselin, Jr. exercisable within 60 days, but does not include a total of 90,333 shares of Common Stock owned of record collectively by Craig E., Cynthia L.,
         Keith   A. and Jennifer S. Gosselin, the adult children of Albert E.
         and Barbara Gosselin, Jr., as to which Mr. and Mrs. Gosselin disclaim any beneficial ownership. Mr. and Mrs. Gosselin hold their shares of Common Stock as community property and exercise joint voting and investment power with respect to such shares.

(5) Cynthia L. Gosselin is the adult daughter of Albert E. and Barbara L. Gosselin, Jr., who disclaim any beneficial ownership of her shares.

(6) Represents shares of Common Stock issuable upon the exercise of an option owned of record by Gary L. Dudley which is exercisable within 60 days.

(7) Craig E. Gosselin is the adult son of Albert E. and Barbara L. Gosselin, Jr., who disclaim any beneficial ownership of his shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no transactions during the last two fiscal years ended December 31, 1994, and 1995, or proposed transactions, to which the Company was or is to be a party, in which any executive officer or director of the Company, any shareholder known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock or any member of the immediate family of any of the foregoing, had or is to have a direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-KA

         (A)     EXHIBITS

         The exhibits listed in the Exhibit Index located at Pages E-1 through E-9 are filed pursuant to Item 13(a) of this Report.

         (B)     REPORTS ON FORM 8-KA

         The Company filed a Current Report on Form 8-KA on October 10, 1995, during the last quarter of the 1995 fiscal year covered by this Report to extend the expiration date of the Company's publicly traded warrants to purchase common stock from November 30, 1995 to March 29, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    March 29, 1996            POLLUTION RESEARCH AND CONTROL CORP.
                                               (Registrant)


                                   By: /s/ Albert E. Gosselin, Jr.
                                      -----------------------------------------
                                          Albert E. Gosselin, Jr., President,
                                          Chief Executive Officer and Chairman
                                          of the Board of Directors

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Date:    March 29, 1996
                                                        /s/ Albert E. Gosselin, Jr.
                                                   -----------------------------------------------
                                                   Albert E. Gosselin, Jr., President, Chief
                                                   Executive Officer and Chairman of the Board of
                                                   Directors (Principal Executive Officer)

Date:    March 29, 1996
                                                        /s/ Cynthia L. Gosselin
                                                   -----------------------------------------------
                                                   Cynthia L. Gosselin, Chief Financial Officer
                                                   (Principal Financial and Accounting Officer)

Date:    March 29, 1996
                                                        /s/ Barbara L. Gosselin
                                                   -----------------------------------------------
                                                   Barbara L. Gosselin, Director

Date:    March 29, 1996
                                                        /s/ Gary L. Dudley
                                                   -----------------------------------------------
                                                   Gary L. Dudley, Director

Date:    March 29, 1996
                                                        /s/ Marcia Smith
                                                   -----------------------------------------------
                                                   Marcia Smith, Director

Date:    March 29, 1996
                                                        /s/ Craig E. Gosselin
                                                   ----------------------------------------------
                                                   Craig E. Gosselin, Director

                                 EXHIBIT INDEX

 ITEM                                                                            PAGE
NUMBER                            DESCRIPTION                                   NUMBER
------                            -----------                                   ------
3.1        Articles of Incorporation of A. E. Gosselin Engineering, Inc.
           (now "Pollution Research and Control Corp.") (Incorporated
           herein by reference to Exhibit 3(a) to the Amendment No. 1 to the Registration Statement on Form 10 of Dasibi Environmental
           Corporation (now "Pollution Research and Control Corp.")

3.2        Certificate of Amendment of Articles of Incorporation of A. E.
           Gosselin Engineering, Inc. (now "Pollution Research and
           Control Corp.") (Incorporated herein by reference to Exhibit
           3(a) to the Amendment No. 1 to the Registration Statement on
           Form 10 of Dasibi Environmental Corporation (now "Pollution
           Research and Control Corp.")

3.3        Certificate of Amendment of Articles of Incorporation of
           Dasibi Environmental Corp. (now "Pollution Research and
           Control Corp.") (Incorporated herein by reference to Exhibit
           3(a) to the Amendment No. 1 to the Registration Statement on
           Form 10 of Dasibi Environmental Corporation (now "Pollution
           Research and Control1 Corp.")

3.4        By-laws of A. E. Gosselin Engineering, Inc. (now "Pollution
           Research and Control Corp.") (Incorporated herein by reference to Exhibit 3(b) to the Amendment No. 1 to the Registration
           Statement on Form 10 of Dasibi Environmental Corporation (now
           "Pollution Research and Control Corp.")

4.1 Form of Warrant Agreement. (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File
           No. 33-26558) of Pollution Research and Control Corp., dated
           January 17, 1989.)

4.2 Form of Unit Purchase Warrant. (Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form
           S-1 (File No. 33-26558) of Pollution Research and Control
           Corp., dated January 17, 1989.)

4.3 Form of Stock Purchase Warrant. (Incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File
           No. 33-26558) of Pollution Research and Control Corp., dated
           January 17, 1989.)

4.40       Option to Purchase 40,000 Shares of Common Stock of Pollution
           Research and Control Corp. of Albert E.  Gosselin, Jr.,
           (Incorporated herein by reference to Exhibit 4.40 to the Registration Statement on Form S-3 (Registration No.
           33-60035) of Pollution Research and Control Corp., dated
           February 26, 1996.)

4.41       Option to Purchase 20,000 Shares of Common Stock of Pollution
           Research and Control Corp. of Cindy Gosselin dated as of June
           29, 1995. (Incorporated herein by reference to Exhibit 4.41 to the Registration Statement on Form S-3 (Registration No.
           33-60035) of Pollution Research and Control Corp., dated
           February 26, 1996.)

4.42       Option to Purchase 20,000 Shares of Common Stock of Pollution
           Research and Control Corp. of Barbara L.  Gosselin dated as of
           June 29, 1995.  (Incorporated herein by reference to Exhibit
           4.42 to the Registration Statement on Form S-3 (Registration
           No. 33-60035) of Pollution Research and Control Corp., dated
           February 26, 1996.)

4.43       Option to Purchase 20,000 Shares of Common Stock of Pollution
           Research and Control Corp. of Gary L. Dudley dated as of June
           29, 1995. (Incorporated herein by reference to Exhibit 4.43 to the Registration Statement on Form S-3 (Registration No.
           33-60035) of Pollution Research and Control Corp., dated
           February 26, 1996.)

4.44       Option to Purchase 20,000 Shares of Common Stock of Pollution
           Research and Control Corp. of Marcia Smith dated as of June
           29, 1995. (Incorporated herein by reference to Exhibit 4.44 to the Registration Statement on Form S-3 (Registration No.
           33-60035) of Pollution Research and Control Corp., dated
           February 26, 1996.)

4.45       Option to Purchase 20,000 Shares of Common Stock of Pollution
           Research and Control Corp. of Craig E. Gosselin dated as of
           June 29, 1995.  (Incorporated herein by reference to Exhibit
           4.45 to the Registration Statement on Form S-3 (Registration
           No. 33-60035) of Pollution Research and Control Corp., dated
           February 26, 1996.)

4.46       Option to Purchase 20,000 Shares of Common Stock of Pollution
           Research and Control Corp. of Keith Gosselin dated as of June
           29, 1995. (Incorporated herein by reference to Exhibit 4.46 to the

           Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp., dated February 26,
           1996.)

4.47       Option to Purchase 10,000 Shares of Common Stock of Pollution
           Research and Control Corp. of Mike Chu dated as of June 29,
           1995. (Incorporated herein by reference to Exhibit 4.47 to the Registration Statement on Form S-3 (Registration No.
           33-60035) of Pollution Research and Control Corp., dated
           February 26, 1996.)

4.48       Option to Purchase 10,000 Shares of Common Stock of Pollution
           Research and Control Corp. of Kimberly Chiu dated as of June
           29, 1995. (Incorporated herein by reference to Exhibit 4.48 to the Registration Statement on Form S-3 (Registration No.
           33-60035) of Pollution Research and Control Corp., dated
           February 26, 1996.)

4.49       Option to Purchase 5,000 Shares of Common Stock of Pollution
           Research and Control Corp. of Tolly Smith dated as of June 29,
           1995. (Incorporated herein by reference to Exhibit 4.49 to the Registration Statement on Form S-3 (Registration No.
           33-60035) of Pollution Research and Control Corp., dated
           February 26, 1996.)

4.50       Option to Purchase 25,000 Shares of Common Stock of Pollution
           Research and Control Corp. of Randy Foy dated as of July 1,
           1995. (Incorporated herein by reference to Exhibit 4.50 to the Registration Statement on Form S-3 (Registration No.
           33-60035) of Pollution Research and Control Corp., dated
           February 26, 1996.)

4.51       Option to Purchase 200,000 Shares of Common Stock of Pollution
           Research and Control Corp. of J. Paul Consulting Corp. dated effective July 18, 1995. (Incorporated herein by reference to Exhibit 4.51 to the Registration Statement on Form S-3
           (Registration No. 33-60035) of Pollution Research and Control
           Corp., dated February 26, 1996.)

10.1       Warrant to Purchase 7,500 shares of Common Stock issued to
           Frost & Company P.S. on February 10, 1987. (Incorporated herein by reference to Exhibit 10.2 to the Registration
           Statement on Form S-1 (File No. 33-26558) of Pollution
           Research and Control Corp., dated January 17, 1989.)

10.2       Employment Agreement, dated July 31, 1987, between Pollution
           Research and Control Corp. and Albert E. Gosselin, Jr.
           (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement on

           Form S-1 (File No. 33-26558) of Pollution Research and Control
           Corp., dated January 17, 1989.)

10.3 Employees' Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 33-26558) of Pollution Research and Control
           Corp., dated January 17, 1989.)

10.5       Lease, dated July 1, 1989, between Pollution Research and
           Control Corp. and Shahik Mardeross-ASL. (Incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form
           10-K for the fiscal year ended June 30, 1989.)

10.6       Stock Option Agreement, dated May 28, 1991, between Pollution
           Research and Control Corp. and Lee Sion. (Incorporated herein by reference to Exhibit 10.14 to the Transition Report on Form
           10-K for the transition period ended June 30, 1991.)

10.7       Stock Option Agreement, dated May 28, 1991, between Pollution
           Research and Control Corp. and Albert E. Gosselin, Jr.
           (Incorporated herein by reference to Exhibit 10.15 to the Transition Report on Form 10-K for the transition period ended
           June 30, 1991.)

10.8       Stock Option Agreement, dated May 28, 1991, between Pollution
           Research and Control Corp. and Gary L. Dudley. (Incorporated herein by reference to Exhibit 10.13 to the Transition Report on Form 10-K for the transition period ended June 30, 1991.)

10.9 Agreement, dated November 1, 1991, between Pollution Research and Control Corp. and KVB, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1991.

10.10      Purchase Agreement, dated as of December 2, 1991, between
           Pollution Research and Control Corp. and CSC Industries, Inc.
           and affiliated companies Pension Plans Trust. (Incorporated herein by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of
           Pollution Research and Control Corp. dated December 23, 1991.

10.11      Warrant, dated as of December 2, 1991, issued to CSC
           Industries, Inc. and affiliated companies Pension Plans Trust.
           (Incorporated herein by reference to Exhibit 10.8 to the Amendment No. 1 to the

           Registration Statement on Form S-1 (File No. 33-43124) of
           Pollution Research and Control Corp., dated December 23, 1991.

10.12      Purchase Agreement, dated as of December 9, 1991, between
           Pollution Research and Control Corp. and Richard M.  Molinsky.
           (Incorporated herein by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statement on Form S-1
           (File No. 33-43124) of Pollution Research and Control Corp., dated December 23, 1991.)

10.13      Warrant, dated as of December 9, 1991, issued to Richard M.
           Molinsky. (Incorporated herein by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement on Form
           S-1 (File No. 33-43124) of Pollution Research and Control
           Corp., dated December 23, 1991.)

10.14      Purchase Agreement, dated as of December 11, 1991, between
           Pollution Research and Control Corp. and Global Environment
           Fund. (Incorporated herein by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement on Form S-1
           (File No. 33-43124) of Pollution Research and Control Corp., dated December 23, 1991.)

10.15      Warrant, dated as of December 11, 1991, issued  to Global
           Environment Fund. (Incorporated herein by reference to Exhibit 10.12 to the Amendment No. 1 to the Registration
           Statement on Form S-1 (File No. 33-43124) of Pollution
           Research and Control Corp., dated December 23, 1991.

10.16      Purchase Agreement, dated as of December 13, 1991, between
           Pollution Research and Control Corp. and A. Robert Tantleff.
           (Incorporated herein by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement on Form S-1
           (File No. 33-43124) of Pollution Research and Control Corp., dated December 23, 1991.)

10.17      Warrant, dated as of December 13, 1991, issued to A. Robert
           Tantleff. (Incorporated herein by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement on Form
           S-1 (File No. 33-43124) of Pollution Research and Control
           Corp., dated  December 23, 1991.)

10.18      Purchase Agreement, dated as of December 16, 1991, between
           Pollution Research and Control Corp. and Stanley Becker,
           (Incorporated herein by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement on Form S-1
           (File No. 33-43124)

           of Pollution Research and Control Corp., dated December 23,
           1991.)

10.19      Warrant, dated as of December 16, 1991, issued to Stanley
           Becker, filed as Exhibit 10.16 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of
           Pollution  Research and Control Corp., dated December 23,
           1991.)

10.20      Purchase Agreement, dated as of December 16, 1991, between
           Pollution Research and Control Corp. and Bruce Lynch.
           (Incorporated herein by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement on Form S-1
           (File No. 33-43124) of Pollution Research and Control Corp., dated December 23, 1991.)

10.21      Warrant, dated as of December 16, 1991, issued to Bruce Lynch.
           (Incorporated herein by reference to Exhibit 10.18 to the Amendment No. 1 to the Registration Statement on Form S-1
           (File No. 33-43124) of Pollution Research and Control Corp., dated December 23, 1991.)

10.22      Purchase Agreement, dated as of December 16, 1991, between
           Pollution Research and Control Corp. and John Kilmartin.
           (Incorporated herein by reference to Exhibit 10.19 to the Amendment No. 1 to the Registration Statement on Form S-1
           (File No. 33-43124) of Pollution Research and Control Corp., dated December 23, 1991.)

10.23      Warrant, dated as of December 16, 1991, issued to John
           Kilmartin, (Incorporated herein by reference to Exhibit 10.20 to the Amendment No. 1 to the Registration Statement on Form
           S-1 (File No. 33-43124) of Pollution Research and Control
           Corp., dated December 23, 1991.)

10.24      Consulting Agreement, dated January 3, 1992, between Pollution
           Research and Control Corp. and Total Software, In.
           (Incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December
           31, 1992.)

10.25      Option Agreement, dated January 3, 1992, between Pollution
           Research and Control Corp. and Total Software, Inc.
           (Incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended December
           31, 1992.)

10.26      Option Agreement, dated March 11, 1992, between Pollution
           Research and Control Corp. and Total Software, Inc.
           (Incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended December
           31, 1992.)

10.27      Agreement, dated March 5, 1992, between Pollution Research and
           Control Corp. and Lee Sion. (Incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

10.28      Consulting Agreement, dated June 22, 1992, between Pollution
           Research and Control Corp. and Total Software, Inc.
           (Incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December
           31, 1992.)

10.29      Option Agreement, dated June 22, 1992, between Pollution
           Research and Control Corp. and Total Software, Inc.
           (Incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December
           31, 1992.)

10.30      Lease Agreement, dated June 1, 1992, between Dasibi
           Environmental Corp. and Bernard C. Mills, Jr. (Incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.31      Lease Agreement, dated January 6, 1994, between Pollution
           Research and Control and the Prudential Insuirance Company of
           America. (Incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994.)

10.32      Agreement, and Bill of Sale, dated February 18, 1994, between
           Pollution Research and Control Corp. and General Monitors,
           Inc. (Incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994.)

10.33      Stipulation of Settlement, dated February 1994 between
           Pollution Research and Control Corp. and Diversified Research
           Partners Limited Partnership. (Incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.34      Requirements Contract, dated March 10, 1994, between Pollution
           Research and Control Corp. and Logan Research, Ltd.
           (Incorporated herein by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the fiscal year ended December
           31, 1994.)

10.35      Lease Agreement, dated April 15, 1994 between Dasibi
           Environmental Corp. and Summit Park Associates.  (Incorporated

           herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.36 Amended Employment Amendment, effective August 31, 1993, between Pollution Research and Control Corp. and Albert E.
           Gosselin Jr.  (Incorporated herein by reference to Exhibit
           10.36 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.37      Employment Agreement, dated July 20, 1994, between Pollution
           Research and Control Corp. and Cynthia L.  Gosselin.
           (Incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December
           31, 1994.)


10.38      Final Judgment of Permanent Injunction and Other Relief as to
           Pollution Research and Control Corp. dated July 7, 1994, in
           Case Number 1.94CV01425, the Securities and Exchange
           Commission v. Pollution Research and Control Corp., Albert E.
           Gosselin and Cynthia Gosselin. (Incorporated herein by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)


10.39      Final Judgment of Permanent Injunction and Other Relief as to
           Albert E. Gosselin, dated July 13, 1994, in Case Number
           1.94CV01425, the Securities and Exchange Commission v.
           Pollution Research and Control Corp., Albert E. Gosselin and
           Cynthia Gosselin. (Incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.40      Consent of Albert E. Gosselin dated June 7, 1994, in Case
           Number 1.94CV01425, the Securities and Exchange Commission v.
           Pollution Research and Control Corp., Albert E. Gosselin and
           Cynthia Gosselin. (Incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)


10.41      Final Judgment of Permanent Injunction and Other Relief as to
           Cynthia Gosselin, dated July 13, 1994, in Case Number
           1.94CV01425, the Securities and Exchange Commission v.
           Pollution Research and Control Corp., Albert E.  Gosselin and
           Cynthia Gosselin. (Incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.42      Consent of Cynthia Gosselin dated June 7, 1994, in Case Number
           1.94CV01425, the Securities and Exchange Commission v.
           Pollution Research and Control Corp., Albert E. Gosselin and
           Cynthia Gosselin. (Incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.43 List of subsidiaries. (Incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

                              GREENBERG & JACKSON
                           AN ACCOUNTANCY CORPORATION

                         2950 LOS FELIZ BLVD., SUITE 103
                         LOS ANGELES, CALIFORNIA 90039

TELEPHONE: (213) 666-7700                              FACSIMILE: (213) 666-3495
Bradford N. Bernstein, CPA                           INTERNET: gnj@earthlink.net
--------------------------------------------------------------------------------
Leslie Smith Sobol, CPA
Peggy Howard
Susan Hatfield
Tom Hill



To the Board of Directors
Pollution Research and Control Corp.
Glendale, California

We have audited the accompanying consolidated balance sheet of Pollution Research and Control Corp. and Subsidiaries (the "Company") as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995, and its consolidated results of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




Greenberg & Jackson
An Accountancy Corporation

Los Angeles, California

March 6, 1996

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                            As of December 31, 1995

                                                 ASSETS
                                                 ------

CURRENT ASSETS
     Cash                                                                                              $  641,695
     Marketable securities (Note 10)                                                                      100,000
     Accounts Receivable, trade, less allowance for doubtful accounts of $9,734                           388,365
     Inventories (Notes 2 and 3)                                                                        1,620,654
     Other current assets                                                                                  13,746
                                                                                                       ----------

             TOTAL CURRENT ASSETS                                                                       2,764,460

PROPERTY AND LEASEHOLD IMPROVEMENTS,
     less accumulated depreciation and amortization
     of $93,482 (Notes 2 and 4)                                                                           160,996

OTHER ASSETS                                                                                                5,912
                                                                                                       ----------

             TOTAL ASSETS                                                                              $2,931,368
                                                                                                       ==========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                                                                  $  439,908
     Note payable (Note 6)                                                                                150,000
     Accrued liabilities (Note 5)                                                                         206,930
     Current portion of deferred rent (Note 7)                                                             23,012
                                                                                                       ----------

         TOTAL CURRENT LIABILITIES                                                                        819,850

DEFERRED RENT, less current portion (Note 7)                                                              101,737

COMMITMENTS AND CONTINGENCIES (Notes 6, 11 and 13)                                                           -

SHAREHOLDERS' EQUITY (Note 9):
     Preferred stock (20,000,000 no par value shares authorized; no shares
         issued and outstanding)                                                                             -
     Common stock (30,000,000 no par value shares authorized;
         6,932,662 shares issued and outstanding)                                                       5,431,623
     Less - Notes due from sale of stock                                                                  (86,857)
     Unrealized gain on marketable securities                                                             100,000
     Accumulated deficit                                                                               (3,434,985)
                                                                                                       ----------

             TOTAL SHAREHOLDERS' EQUITY                                                                 2,009,781
                                                                                                       ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $2,931,368
                                                                                                       ==========


See accompanying notes to these consolidated financial statements.

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 1995 and 1994



                                                                                       1995              1994
                                                                                    ----------        -----------
NET REVENUES (Note 2)                                                               $5,515,505         $5,128,527

COST OF GOODS SOLD                                                                   3,664,504          3,039,581
                                                                                    ----------         ----------

             GROSS PROFIT                                                            1,851,001          2,088,946
                                                                                    ----------         ----------

OPERATING EXPENSES:
     Selling, general and administrative expenses                                    2,043,741          1,950,837
     Research and development                                                          238,345            235,953
     Loss on joint venture investment (Note 17)                                        164,605               -
                                                                                    ----------         ----------

         Total operating expenses                                                    2,446,691          2,186,790
                                                                                    ----------         ----------

             LOSS FROM OPERATIONS                                                     (595,690)           (97,844)

OTHER INCOME (EXPENSE):
     Interest expense                                                                   (5,589)            (7,041)
     Interest income                                                                     3,961              3,148
                                                                                    ----------         ----------
         Total other income (expense)                                                   (1,628)            (3,893)

             LOSS BEFORE INCOME TAXES                                                 (597,318)          (101,737)

Provision (benefit) for income taxes (Note 8)                                             -                  -
                                                                                    ----------         ----------

                 NET LOSS                                                           $ (597,318)        $ (101,737)
                                                                                    ==========         ==========

EARNINGS PER SHARE (Note 2):
     Net loss                                                                       $     (.09)        $     (.01)
                                                                                    ==========         ==========

Weighted average number of common
     and common equivalent shares outstanding                                        6,932,662          6,927,477
                                                                                    ==========         ==========


See accompanying notes to these consolidated financial statements.

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 For the Years Ended December 31, 1995 and 1994




                                   Common Stock           Employee     Unrealized Gain                      Total
                             ------------------------      Notes        on Marketable     Accumulated    Shareholders'
                              Shares         Amount      Receivables     Securities         Deficit         Equity
                             ---------   ------------    -----------   ---------------    ------------   -------------
Balance,
  January 1, 1994            6,878,815     $5,379,315      $(54,549)        $   -         $(2,735,930)    $2,588,836

Issuance of common
  shares (Note 9)              153,847        107,308       (32,308)            -                -            75,000

Purchase and retirement
  of treasury stock
  (Note 9)                    (100,000)       (55,000)         -                -                -           (55,000)

Net loss                          -              -             -                -            (101,737)      (101,737)
                             ---------     ----------      --------         --------      -----------     ----------
Balance,
  December 31, 1994          6,932,662      5,431,623       (86,857)            -          (2,837,667)     2,507,099

Unrealized gain on
  marketable securities
  (Note 10)                       -              -             -             100,000             -           100,000

Net loss                          -              -             -                -            (597,318)      (597,318)
                             ---------     ----------      --------         --------      -----------     ----------
Balance,
  December 31, 1995          6,932,662     $5,431,623      $(86,857)        $100,000      $(3,434,985)    $2,009,781
                             =========     ==========      ========         ========      ===========     ==========





See accompanying notes to these consolidated financial statements.

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 1995 and 1994

                                                                                           1995              1994
                                                                                        ---------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                           $(597,318)        $ (101,737)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                    175,859            110,286
         Loss on joint venture investment                                                 164,605               -
         Loss on disposal of equipment                                                     18,061               -
         Changes in operating assets and liabilities:
         Decrease (increase) in:
             Accounts receivable, trade, net                                              514,448             84,076
             Inventories                                                                   73,086           (363,071)
             Other assets                                                                  (4,669)            (3,429)
         Increase (decrease) in:
             Accounts payable                                                              14,726             25,238
             Accrued liabilities                                                         (135,234)          (149,041)
             Income taxes payable                                                            -               (19,800)
             Deferred rent                                                                  9,689            115,060
                                                                                        ---------         ----------

                 Net cash provided by (used in) operating activities                      233,253           (302,418)
                                                                                        ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Short-term investments liquidated                                                       -                44,197
     Acquisition of property and leasehold improvements                                   (41,774)          (197,066)
     Acquisition of intangible assets                                                        -              (171,829)
     Increase in other assets                                                                -                   (63)
     Investment in joint venture                                                         (164,605)              -
                                                                                        ---------         ----------

                 Net cash used in investing activities                                   (206,379)          (324,761)
                                                                                        ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances on line of credit                                                           150,000               -
     Repurchase of common stock                                                              -               (55,000)
     Proceeds from issuance of common stock                                                  -                75,000
                                                                                        ---------         ----------

                 Net cash provided by financing activities                                150,000             20,000
                                                                                        ---------         ----------

INCREASE (DECREASE) IN CASH                                                               176,874           (607,179)

CASH, BEGINNING OF YEAR                                                                   464,821          1,072,000
                                                                                        ---------         ----------

CASH, END OF YEAR                                                                       $ 641,695         $  464,821
                                                                                        =========         ==========


See accompanying notes to these consolidated financial statements.

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1995 and 1994

NOTE 1 - GENERAL

     Pollution Research and Control Corp., a California corporation, through its wholly owned subsidiary Dasibi Environmental Corporation, is involved in the research, development, manufacture and sales of air pollution monitoring products. The consolidated financial statements include the accounts of Pollution Research and Control Corp. and its wholly owned consolidated subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition - Revenue is recognized upon the shipment of products.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis.

     Property, Leasehold Improvements and Depreciation - Property and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are stated at cost and are amortized over the shorter of the life of the lease or five years.

     Intangible Assets - Pursuant to the settlement of the Diversified Research Partners matter discussed in Note 11, the Company assigned $171,829 to certain technology rights acquired in such settlement. These rights were being amortized on the straight line basis over a 36 month period. In 1995 management determined that the technology was of no future value and amortized the remaining balance.

     Earnings Per Share - Earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common equivalents (common stock options and warrants) outstanding during the period, unless such inclusion is antidilutive. For the years ended December 31, 1995 and 1994, all computations under the modified treasury stock method have been omitted, as the effect is antidilutive.





                                  (Continued)

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1995 and 1994
                                  (Continued)

NOTE 3 - INVENTORIES

     Inventories at December 31, 1995 consist of the following:

         Raw materials                                                                 $  824,701
         Work in process                                                                  298,264
         Finished goods                                                                   497,689
                                                                                       ----------

         Total                                                                         $1,620,654
                                                                                       ==========

NOTE 4 - PROPERTY AND LEASEHOLD IMPROVEMENTS

     Property and leasehold improvements at December 31, 1995 consist of the following:

         Leasehold improvements                                                        $  153,395
         Machinery and equipment                                                           78,408
         Furniture and fixtures                                                            22,675
                                                                                       ----------
                                                                                          254,478
             Less accumulated depreciation and amortization                               (93,482)
                                                                                       ----------

                 Net property and leasehold improvements                               $  160,996
                                                                                       ==========

NOTE 5 - ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1995 consist of the following:

         Accrued payroll and related taxes                                             $  151,273
         Accrued commissions                                                               45,173
         Other                                                                             10,484
                                                                                       ----------

         Total                                                                         $  206,930
                                                                                       ==========

NOTE 6 - LINE OF CREDIT

     On February 5, 1994, the Company entered into a credit agreement with a bank, which provides for borrowings of up to $200,000 through June 1, 1996. Borrowings under the agreement bear interest at 2% above the bank's prime rate and are collateralized by substantially all of the Company's assets. At December 31, 1995, $150,000 was outstanding.





                                  (Continued)

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1995 and 1994
                                  (Continued)

NOTE 7 - DEFERRED RENT

     Upon execution of a 10-year lease for its present facility in Glendale, California commencing July 1, 1994, the company was granted 6 months "free" rent. As required by generally accepted accounting principles, rent expense is being recognized by amortizing the total minimum rentals payable under the lease over the 10 year term on a straight line basis. The deferred rent shown on the balance sheet as of December 31, 1995 represents the excess of the total amount charged to rent expense over amounts actually due and payable under the lease as of such date.

NOTE 8 - INCOME TAXES

     The computed income tax provision (benefit) for the years ended December 31, 1995 and 1994 differs from the federal statutory rate (35%) due to the following:

                                                                                       1995               1994
                                                                                       ----               ----
     Computed expected income tax provision (benefit)                               $(209,061)          $(34,591)
     Unused net operating loss carryforward                                           209,061             34,591
                                                                                    ---------           --------

     Income tax provision (benefit)                                                 $     -             $    -
                                                                                    =========           ========


     Temporary differences and the related valuation allowance at December 31, 1995 consist of the following:

     Federal net operating loss carryforward                                                          $1,019,809
     Accrued liabilities not yet deducted for tax purposes                                                95,483
     Valuation allowance                                                                              (1,115,292)
                                                                                                      ----------
                                                                                                      $      -
                                                                                                      ==========

     At December 31, 1995, the Company had net operating loss carryforwards of approximately $2,600,000 which expire in 2004 through 2010.

NOTE 9 - SHAREHOLDERS' EQUITY

     WARRANTS

     Public offering - In July 1989, the Company completed a public offering, whereby it sold 1,453,497 units at $1.75 per unit, resulting in net proceeds of approximately $1,979,000. Each unit consisted of one share of the Company's common stock and a warrant to purchase one share of common stock at





                                  (Continued)

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1995 and 1994
                                  (Continued)

     $1.75 per share. The warrants were subject to a redemption by the Company at a price of $1.75 per warrant through July 1990, which was not exercised by the Company. In addition, each warrant contains provisions that protect the holders against dilution by adjustment of the purchase price in certain events as defined in the warrant agreement. The Board of Directors has approved the extension of the expiration date of the warrants to March 29, 1996 at an exercise price of $.60 per share.

     Underwriter's Warrants - The Company sold to the Underwriter for $130 a warrant (the "Unit Purchase Warrant") to purchase up to 130,000 units in connection with the Public Offering. The Underwriter exercised its Unit Purchase Warrant to purchase 130,000 units at a price of $2.10 per unit, including 130,000 shares of the Company's Common Stock and 130,000 Underwriter's Warrants exercisable to purchase 130,000 shares of Common Stock. Due to provisions contained in the Unit Purchase Warrant, the Underwriter received Underwriter's Warrants exercisable to purchase an additional 522,501 shares of the Company's Common Stock. The warrants to purchase an aggregate of 652,501 shares of the Company's Common Stock at an exercise price of $1.75 per share have since been sold, assigned or otherwise transferred by the Underwriter to third parties. The exercise period of the Underwriter's Warrants has been extended through March 29, 1996 and decreased the exercise price to $.60 per share.

     Consultant Warrant - On February 10, 1987, the Company issued a warrant to purchase up to an aggregate of 7,500 shares of Common Stock. The Consultant Warrant was initially exercisable on or before February 10, 1992, at an exercise price of $2.00 per share. The Company had extended the exercise period of the Consultant Warrant through November 30, 1995 at which time the warrants expired.

     Lender's Warrants - A lender received in a private placement on January 10, 1989, warrants exercisable to purchase up to an aggregate of 75,000 shares of Common Stock as a part of 75,000 units, each unit including one share of Common Stock and one warrant exercisable to purchase one share of Common Stock at an exercise price of $1.75 per share. The Lender's Warrants have since been sold, assigned or otherwise transferred to third parties. The exercise period of the warrants has been extended through March 29, 1996, and the exercise price decreased to $0.60 per share.

     Private Placement Warrants - On or about December 16, 1991, the Company completed a private placement to a total of seven purchasers of an aggregate of 500,000 units, each unit including one warrant exercisable to purchase one share of common stock at an exercise price of $1.58 per share during the three-year period from December 1991 through 1994.

     The Company, on or about September 24, 1992, canceled the warrants issued in December 1991 and replaced them with warrants to purchase an aggregate of 675,000 shares of Common Stock, also exercisable at an exercise price of $1.58 per share. The Company extended the exercise period of each such replacement warrant through November 30, 1995 at which time the warrants expired.





                                  (Continued)

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1995 and 1994
                                  (Continued)

     Miscellaneous Warrants - On January 22, 1990, the Company granted a warrant exercisable to purchase 40,000 shares of the Company's Common Stock at an exercise price of $1.65 per share on or prior to January 21, 1995. The Company extended the warrant exercise period through November 30, 1995 at which time the warrants expired. On November 25, 1991, the Company issued a warrant exercisable to purchase 12,000 shares of Common Stock at an exercise price of $1.58 per share. The initial exercise period of the warrant, through November 25, 1994, had been extended through November 30, 1995 at which time the warrants expired. On August 31, 1993, the Company granted a warrant exercisable on or prior to August 31, 1998, to purchase 60,000 shares of the Company's Common Stock at an exercise price of $1.70 per share. The Company, on November 8, 1993, granted a warrant to purchase, at an exercise price of $1.75 per share, 18,000 shares of the Company's Common Stock. The exercise period of the warrants expired on November 30, 1995. Also, on November 8, 1993, the Company granted a warrant exercisable on or prior to November 7, 1998, to purchase 5,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. On May 23, 1991, the Company granted a warrant exercisable on or prior to May 23, 1994, to purchase 25,000 shares of Common Stock at an exercise price of $.69 per share. The Company extended the exercise period of the warrants through November, 1995, at which time they expired.

     OPTIONS

     Employee Incentive Stock Option Plan - In October 1987, the shareholders approved the Company's Employees' Incentive Stock Option Plan ("Option Plan") that was adopted by the Board of Directors. A total of 500,000 shares of common stock may be issued under the Option Plan which expires in July 1997.

     Pursuant to the Option Plan, the Company may grant incentive stock options as well as nonqualified stock options to directors and employees. The exercise price of each stock option granted under the Option Plan must be at or above the quoted market value of the Common Stock on the date of grant. Each incentive stock option may be exercisable for a period not in excess of ten years from the date of grant.

     On November 20, 1994, the Board of Directors granted the remaining unissued 53,847 options available to be issued under the plan to the Company's Chief Executive Officer at $0.60 per share (above market price on the date of grant); he then exercised the options and executed a promissory note in favor of the Company for $32,308.

     Miscellaneous Options - On May 28, 1991, the Company granted options exercisable on or prior to May 28, 2001, to purchase an aggregate of 145,000 shares of Common Stock at an exercise price of $.55 per share to the following individuals: (i) Lee Sion - 50,000 shares; (ii) Albert E. Gosselin, Jr. - 50,000 shares; and (iii) Gary Dudley - 45,000 shares. Mr. Sion is the record owner of approximately





                                  (Continued)

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1995 and 1994
                                  (Continued)

     7.2% (including the aforementioned options) of the issued and outstanding shares of the Company's Common Stock and Messrs. Gosselin and Dudley are executive officers and/or directors of the Company.

     The Company also has an option outstanding exercisable by an employee of the Company, to purchase, at an exercise price of $1.38 per share, 25,000 shares of Common Stock of the Company on or prior to June 30, 1997.

     On June 29, 1995, the Company granted options to directors, officers and key employees, to purchase 125,000 shares at an exercise price of $0.63 per share on or prior to June 29, 2000.

     Additionally, on July 29, 1995, the Company granted options to executive officers or directors to purchase 60,000 shares at an exercise price of $0.63 per share on or prior to June 29, 2000.

     On July 1, 1995, the Company granted options to an employee exercisable on or before June 30, 1998 to purchase, at an exercise price of $1.38 per share, 25,000 shares of common stock of the Company exercisable on or prior to June 30, 1998.

     On July 10, 1995, the Company granted options to a consulting firm for 500,000 shares, at an exercise price of $.70 per share. Subsequent to year-end the Company cancelled the options due to non-performance of the contract.

     OTHER TRANSACTIONS

     The Company had entered into a series of agreements and transactions with Total Software, Inc. ("TSI") in earlier years. The agreements related to the acquisition of common stock and several research and development projects.

     In March 1993, the Company agreed to sell an optical scanner prototype and related rights developed under one of the research agreements to TSI in exchange for a non-interest bearing note in the amount of $120,000.

     TSI repaid $90,000 of the note in cash. On December 15, 1994, the Company agreed to repurchase 100,000 shares of the Company's stock held by TSI for $55,000, the market price on such date. The Company paid $25,000 in cash and TSI's remaining $30,000 obligation under the note was extinguished.





                                  (Continued)

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1995 and 1994
                                  (Continued)


     The following table summarizes activity of options and warrants for the two years ended December 31, 1995:

                                                                                             Option/Warrant
                                                             Number of                       Exercise Price
                                                       -----------------------      --------------------------------
                                                       Options       Warrants         Per Share             Total
                                                       -------       ---------      -------------         ----------

     Outstanding, January 1, 1994                      145,000       3,023,498      $0.55 - $2.00          5,223,456

         Granted                                        78,847            -         $0.60 - $1.38             66,808
         Exercised                                     (53,847)           -                 $0.60            (32,308)
         Canceled                                         -               -                                     -
         Expired                                          -               -                                     -
                                                       -------       ---------                            ----------

     Outstanding, December 31, 1994                    170,000       3,023,498                            $5,257,956

         Granted                                       710,000            -         $0.63 - $1.38            501,050
         Exercised                                        -               -                                     -
         Canceled                                         -               -                                     -
         Expired                                          -           (777,500)     $1.58 - $2.00         (1,215,210)
                                                       -------       ---------                            ----------

     Outstanding, December 31, 1995                    880,000       2,245,998                            $4,543,796
                                                       =======       =========                            ==========

     The Company filed a registration statement on Form S-3 on June 7, 1995 and registered 3,053,497 warrants and 170,000 options. The Company filed an amended registration statement on Form S-3 on February 26, 1996, to register 2,170,998 warrants and 320,000 options. At December 31, 1995, 1,685,998 of the outstanding options and warrants were exercisable.

     The Board of Directors voted on February 26, 1996 to reduce the warrant price of certain outstanding warrants to $.60 per share. As of February 26, 1996 the aggregate exercise price of all remaining options and warrants was approximately $1,700,000.

NOTE 10 - MARKETABLE SECURITIES

     During 1991, the Company had entered into a series of agreements and transactions with Converging Systems, Inc. ("CSI") resulting in the acquisition of shares of CSI. As a result of subsequent merger and acquisition activity by CSI this investment became 400,000 shares (available for sale) of Atlanta Technology Group, Inc., ("Atlanta") whose shares are traded on the NASDAQ Bulletin Board. The acquisition cost of the Atlanta shares was $1,000,000. Because at the time CSI had not yet generated significant operating revenues, and because a significant portion of its assets was common stock of the





                                  (Continued)

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1995 and 1994
                                  (Continued)

     Company, management assigned a zero carrying value to the shares. The Company has estimated that the stock value is now approximately $100,000 and has recorded a credit to shareholders' equity representing this increase in value.

NOTE 11 - COMMITMENTS

     Operating Leases - The Company leases its facilities under long-term noncancelable operating leases. The lease terms provide for increases in future minimum annual rental payments based on the Consumer Price Index, operating costs and taxes. Future minimum lease commitments under such leases as of December 31, 1995 are as follows:

         Year Ended
         December 31,
             1996                                                                         358,006
             1997                                                                         338,313
             1998                                                                         317,365
             1999                                                                         295,523
             2000                                                                         290,681
             Thereafter                                                                 1,110,442
                                                                                       ----------
                 Total                                                                 $2,710,330
                                                                                       ==========

     Total rentals under all operating leases charged against income were approximately $375,000 and $250,000 for the years ended December 31, 1995, and 1994, respectively.

     Employment Agreements - Under the terms of an employment agreement with its Chief Executive Officer (whose agreement expires in August 1999) and with its Chief Financial Officer (whose agreement expires in July 1999), the Company is obligated to make minimum salary payments as follows:

                                                                      Chief               Chief
         Year Ended                                                  Executive          Financial
         December 31,                                                 Officer            Officer             Total
         ------------                                                ---------          ---------           --------
         1996                                                          195,000             62,500            257,500
         1997                                                          205,000             62,500            267,500
         1998                                                          215,000             62,500            277,500
         1999                                                          115,000             35,000            150,000
                                                                      --------           --------           --------

         Total                                                        $730,000           $222,500           $952,500
                                                                      ========           ========           ========





                                  (Continued)

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1995 and 1994
                                  (Continued)

     In accordance with their agreements, each officer is entitled to a lump sum payment equal to 2.99 times his or her current salary should a change in control of the Company as defined in the agreements occur.

NOTE 12 - SETTLEMENT OF LEGAL MATTERS

     In December 1983, the Company entered into a research and development agreement with Diversified Research Partners ("DRP"), a New York based limited partnership unaffiliated with the Company. In December 1990, DRP filed a complaint against the Company seeking relief for, among other things, a return of research funds expended, payment of royalties, and an accounting.

     In February, 1994, the Company agreed to settle this matter for $425,000, which represented payment of royalties, acquisition of technology rights, and full legal release. As of December 31, 1993, the Company had accrued $262,000 representing management's estimate of accrued royalties through the end of 1993. The Company assigned $171,829 of the $425,000 payment to technology rights (see Note 2) and the remainder to royalties. As of December 31, 1995, the Company had determined that the technology rights had no future value and reduced the value of the asset to zero.

     The Securities and Exchange Commission ("SEC") had previously begun a preliminary inquiry into alleged violations of the securities laws by the Company, its Chief Executive Officer, and Chief Financial Officer in earlier years. On June 28, 1994, the SEC filed a complaint, and simultaneously with the filing of the complaint the Company, its Chief Executive Officer and its Chief Financial Officer consented, without admitting or denying the SEC's allegations, to the entry of final judgment of permanent injunction. In addition, the Company's Chief Executive Officer agreed to pay a civil penalty of $25,000. The Company was not required to pay any penalty in connection with the settlement.

NOTE 13 - CONTINGENCIES

     The Company is not currently involved in any legal proceedings, except for those arising in the ordinary course of business, none of which is expected to have a material impact on the Company's financial statements in the event of unfavorable resolution.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for income taxes was $2,400 and $2,400 during the years ended December 31, 1995 and 1994, respectively. Cash paid for interest was $5,589 and $7,041, respectively.





                                  (Continued)

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1995 and 1994
                                  (Continued)

NOTE 15 - INDUSTRY SEGMENT AND EXPORT INFORMATION

     The Company operates primarily in one business segment - air pollution monitoring equipment.

     Export sales of pollution monitoring equipment for the years ended December 31, 1995 and 1994 were as follows:

                                                                                          1995               1994
                                                                                       ----------         ----------
         Europe                                                                        $1,445,000         $1,245,000
         Asia and Pacific                                                               1,071,000            904,000
         Other                                                                            525,000            675,000
                                                                                       ----------         ----------

         Total                                                                         $3,041,000         $2,824,000
                                                                                       ==========         ==========

NOTE 16 - MAJOR CUSTOMERS

     During 1995, sales to an overseas distributor who services multiple customers represented 16% of net sales. During 1994 sales to two overseas distributors who service multiple customers represented 24% of net sales.


NOTE 17 - JOINT VENTURE AGREEMENT

     In July 1995 the Company entered into a joint venture agreement with Logan Medical Research Ltd. ("Logan"), a start-up company, to manufacture Logan's nitric oxide monitor for U.S. applications. The Company agreed to provide Logan with working capital in exchange for a world wide manufacturing agreement and accordingly funded $164,000 in cash and inventory in 1995. In connection with the funding, Logan was to obtain additional funding from an outside source. As of March 9, 1996, no additional funding had been obtained. Based upon this lack of funding the Company's management assigned a zero value to this asset and charged the $164,000 to operations during 1995.





                                  (Continued)
                                     F - 15