Form 10QSB
period 1996-03-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1996-05-14
CIK 763950

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON 25, D.C.  20549




[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For Quarterly Period Ended March 31, 1996 or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the Transition Period from ________ to _______

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

         Yes  X     No ___


The number of shares of Common Stock outstanding at May 13, 1996 is 7,199,562.

                                                                     Form 10-QSB
                                                                    May 13, 1996
                      POLLUTION RESEARCH AND CONTROL CORP.



                                  FORM 10-QSB

                FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1996

                               TABLE OF CONTENTS



Part I    Financial Information                                                           Page
   Item 1.  Financial Statements

   Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
   Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . 5
   Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . 6
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

   Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . 8

                                                                     Form 10-QSB
                                                                    May 13, 1996
                      POLLUTION RESEARCH AND CONTROL CORP.


                        PART 1.   FINANCIAL INFORMATION

                         ITEM 1.   FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                  (UNAUDITED)


                                                                                            As of
                                                                                        March 31, 1996
 CURRENT ASSETS:
   Cash                                                                                       $ 327,291

   Marketable securities                                                                        100,000

   Accounts receivable trade, net                                                             1,111,483
   Inventory (Note 3)                                                                         1,620,656

   Other current assets                                                                          16,856
                                                                                               --------
 TOTAL CURRENT ASSETS                                                                         3,176,286

 PROPERTY, AND LEASEHOLD
  IMPROVEMENTS, NET                                                                             156,750

 OTHER ASSETS                                                                                     5,913
                                                                                               --------
             TOTAL ASSETS                                                                    $3,338,949
                                                                                             ==========





See notes to the financial statements.           3

                                                                     Form 10-QSB
                                                                    May 13, 1996
                      POLLUTION RESEARCH AND CONTROL CORP.


                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                               AS OF
                                                                                          MARCH 31, 1996
 CURRENT LIABILITIES:
   Accounts payable, Trade                                                                  $   413,244

   Note payable, bank                                                                           200,000

   Accrued liabilities                                                                          175,514
   Current portion of deferred rent                                                              23,012
                                                                                            -----------

       TOTAL CURRENT LIABILITIES                                                                811,770
                                                                                            -----------
       DEFERRED RENT (LESS CURRENT PORTION)                                                      98,104
                                                                                            -----------

 TOTAL LIABILITIES                                                                              909,874

 SHAREHOLDERS' EQUITY:
 Preferred Stock, no par value; 20,000,000 shares authorized, no shares issued and outstanding

 Common Stock, no par value; 30,000,000 shares authorized, 7,199,562 issued and               5,591,763
 outstanding
   Less notes receivable                                                                       (86,857)

   Unrealized gain on marketable securities                                                     100,000

   Accumulated deficit                                                                      (3,175,831)

   Total Shareholders' Equity                                                                 2,429,075
                                                                                            -----------

 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                                      $ 3,338,949
                                                                                            ===========





See notes to the financial statements.           4

                                                                     Form 10-QSB
                                                                    May 13, 1996
                      POLLUTION RESEARCH AND CONTROL CORP.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                               THREE-MONTH PERIOD
                                                                                                 ENDED MARCH 31,
                                                                                          -------------------------------
                                                                                            1996                1995
                                                                                            ----                ----
 Net revenues                                                                           $ 1,629,046          $1,469,042

 Cost of goods sold                                                                         929,056             872,350
                                                                                        -----------          ----------

   Gross profit                                                                             699,990             596,692
                                                                                        -----------          ----------
 Operating expenses:

   Selling, general and
    administrative expenses                                                                 403,614             407,127
   Research and development                                                                  38,022              54,095
                                                                                        -----------          ----------

      Total operating expenses                                                              441,636             461,222
                                                                                        -----------          ----------

 Income from operations                                                                     258,354             135,470
 Interest expense                                                                            (3,837)                  0

 Interest and other income                                                                    4,638                 521
 Net income                                                                             $   259,155          $  135,991
                                                                                        ===========          ==========

 Earnings per share:
   Net income                                                                           $       .04          $      .01
                                                                                        ===========          ==========

 Weighted average number of common
  and common equivalent shares                                                            6,941,557           6,935,627
                                                                                        ===========          ==========





See notes to the financial statements.           5

                                                                     Form 10-QSB
                                                                    May 13, 1996
                      POLLUTION RESEARCH AND CONTROL CORP.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            THREE-MONTH PERIOD
                                                                                              ENDED MARCH 31,
                                                                                              ---------------

                                                                                         1996                1995
                                                                                       ---------           --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                         $ 259,155           $ 135,991

    Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
      Depreciation and amortization                                                        8,004              24,200

      Changes in operating assets and liabilities:

        Accounts receivable                                                             (723,118)             91,065

        Inventories                                                                            0             (31,000)

        Other current assets                                                              (3,112)             (1,083)
        Accounts payable                                                                 (26,664)            (55,558)

        Accrued liabilities                                                              (31,416)           (147,668)
        Deferred rent                                                                     (3,634)             20,589
                                                                                       ---------           ---------
          Net cash (used for) provided by operating activities                          (520,785)             36,536
                                                                                       ---------           ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property and leasehold improvements                                    (3,759)            (10,000)

    Other assets                                                                               0             (29,917)
                                                                                       ---------           ---------
      Net cash used for investing activities                                              (3,759)            (39,917)
                                                                                       ---------           ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:

    Bank borrowings                                                                       50,000                   0
    Proceeds from issuance of common stock                                               160,140                   0
                                                                                       ---------           ---------
    Net cash provided by (used for) financing activities                                 210,140                   0
                                                                                       ---------           ---------
    NET DECREASE IN CASH                                                                (314,404)             (3,381)
    CASH AT BEGINNING OF PERIOD                                                          641,695             464,821
                                                                                       ---------           ---------
    CASH AT END OF PERIOD                                                              $ 327,291           $ 461,440
                                                                                       =========           =========





See notes to the financial statement             6

                                                                     Form 10-QSB
                                                                    May 13, 1996
                      POLLUTION RESEARCH AND CONTROL CORP.


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

  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2. NET INCOME PER SHARE:

  For the three months ended March 31, 1995, fully diluted earnings per share have been omitted as the net aggregate effect is anti-dilative.

  For the three months ended March 31, 1996, fully diluted earnings per share has been omitted because the company has no common stock equivalents whose exercise price was less than the market price of the common stock for substantially all of three consecutive months.

3. INVENTORY:

Inventory consists of:
                                                        03/31/96
                  Raw Materials                       $   824,702
                  Work-in-Process                         298,265
                  Finished Goods                          497,689
                                                          -------


                                                       $ 1,620,656
                                                       ===========

4.                BANK DEBT:

                  In February 1994, the Company entered into a credit agreement with a bank, which provides for borrowing up to $200,000 through June 1, 1996. Borrowing under this agreement bear interest at

                                                                     Form 10-QSB
                                                                    May 13, 1996
                      POLLUTION RESEARCH AND CONTROL CORP.



2% above the bank's prime rate and are collateralized by substantially all of the Company's assets. As of March 31, 1996, the Company has borrowed $200,000.



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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 1996 VS. THREE-MONTH PERIOD ENDED MARCH 31, 1995

         Net revenues increased 11% from $1,469,042 during the three-month period ended March 31, 1995 to $1,629,046 during the three-month period ended March 31, 1996, primarily as a result of increased unit shipments in January and February due to improved demand for products.

         Cost of sales increased 6% from $872,350 during the three-month period ended March 31, 1996, to $929,056 during the three-month period ended March 31, 1996, primarily as a result of increased sales, discussed above. Gross margin increased slightly from 41% in the quarter ending March 31, 1995 to 43% in the quarter ending March 31, 1996.

         Selling, general and administrative expenses decreased from $407,127 in the quarter ended March 31, 1995 to $403,614 in the quarter ended March 31, 1996.

         In the first quarter of 1995 and 1996 the Company has no provision for income taxes due to the utilization of net operating loss carryforwards.

         As a result of the foregoing factors, net income increased from $135,991 during the three-month period ended March 31, 1995 to $259,155 during the three-month period ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities. In that regard, the Company realized $160,140 on March 29, 1996 from the exercise of outstanding warrants to purchase Common Stock.

                 In February 1994, the Company entered into a credit agreement with a bank, which provides for borrowings up to $200,000 through June 1, 1996. As of March 31, 1996, the Company has borrowed the full $200,000 under the agreement.

                                                                     Form 10-QSB
                                                                    May 13, 1996
                      POLLUTION RESEARCH AND CONTROL CORP.




         Working capital increased from $ 1,944,610 at December 31, 1996 to $2,354,516 at March 31, 1996.

         The Company has no material commitments for capital expenditures as of March 31, 1996. The Company believes it will be able to meet its current obligations with funds generated from its own operations.

INFLATION

         The Company believes that inflation has not had a material impact on its business.

SEASONALITY

         The Company does not believe that its business is seasonal.

RISK FACTORS

         The Company's future operating results may be affected by a number of factors, including: uncertainties relative to global economic conditions; industry factors; the availability and cost of components; the Company's ability to develop, manufacture and sell its products profitably; the Company's ability to successfully increase its market share in its core business while expanding its product base into other markets; the strength of its distribution channels; and the Company's ability to effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins as a percentage of net sales.

                                                                     Form 10-QSB
                      POLLUTION RESEARCH AND CONTROL CORP.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Not applicable.

                 (b) The Company did not file any Reports on Form 8-K during the period ended March 31, 1996.

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


                      POLLUTION RESEARCH AND CONTROL CORP.
                                  (Registrant)



By:         /s/ Albert E. Gosselin Jr.
Albert E. Gosselin, Jr., President and Chief Executive Officer



By:        /s/ Cynthia L. Gosselin
Cynthia L. Gosselin, Chief Financial Officer
(Principal Accounting and Financial Officer)


Dated:  May 13, 1996