Form 10QSB
period 1996-06-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1996-08-13
CIK 763950

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

[ ]      Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________ to ________

                         Commission file Number 0-14266


                      POLLUTION RESEARCH AND CONTROL CORP.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

California                                                           95-2746949
- ----------                                                           ----------
(State of or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

                                 506 Paula Ave.
                          Glendale, California  91201
                    (Address of Principal Executive Offices)

                                 (818) 247-7601
                (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class            Date                        No. of shares outstanding
         ----------       -------------------         -------------------------
         Common           August 12, 1996                   8,224,565

Traditional Small Business Disclosure Format (check one):

Yes  X       No
    ---         ---

                                  FORM 10-QSB

                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1996

                               TABLE OF CONTENTS



Part I           Financial Information                                                                           Page

                 Item 1.  Financial Statements

                 Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
                 Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        5
                 Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . .        7
                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8

                 Item 2.       Management's Discussion and Analysis of
                               Financial Condition and Results of Operations  . . . . . . . . . . . . . . .       14

Part II          Other Information

                 Item 4.       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . .       16
                 Item 6(b).    Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                  (UNAUDITED)

                                                                                    AS OF
 CURRENT ASSETS                                                                   06/30/96
                                                                                 -----------

      Cash                                                                       $   785,682

      Certificate of deposit                                                          21,750

      Marketable securities                                                          100,000

      Accounts receivable, trade, less allowance for doubtful
        accounts of $44,734                                                        1,846,459
      Inventories (Note 3)                                                         2,690,717

      Deferred tax assets (Note 6)                                                   106,782
      Other current assets                                                            37,248
                                                                                 -----------

      TOTAL CURRENT ASSETS                                                         5,588,638

 PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, less accumulated depreciation of
   $123,499 (Note 2)                                                               1,668,046
 OTHER ASSETS

      Goodwill (Note 4)                                                              223,023
      Loan costs (Note 4)                                                             90,500

      Organization costs, less accumulated amortization of
        $3,400                                                                        13,600

      Deferred tax asset (Note 6)                                                     60,000
      Other                                                                           20,129
                                                                                 -----------

           TOTAL OTHER ASSETS                                                        407,252
                                                                                 -----------
      TOTAL ASSETS                                                               $ 7,663,936
                                                                                 ===========



See notes to the financial statements.                                  3

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                    AS OF
 CURRENT LIABILITIES                                                               06/30/96
                                                                                  ---------

      Notes payable (Notes 2 and 5)                                               $  947,109
      Current portion of long-term debt (Notes 2 and 5)                              196,749

      Accounts payable                                                             1,063,074

      Accrued liabilities                                                            454,111
                                                                                  ----------
           TOTAL CURRENT LIABILITIES                                               2,661,043
                                                                                  ----------


 LONG-TERM DEBT, less current portion (Notes 2 and 5)                              1,192,639

 DEFERRED RENT, less current portion                                                  94,470

 DEFERRED INCOME TAXES (Note 6)                                                      449,000
 COMMITMENTS AND CONTINGENCIES (Note 7)                                                --


 SHAREHOLDERS' EQUITY (Note 8)

      Preferred Stock, no par value; 20,000,000 shares                                 --
       authorized, no shares issued and outstanding

      Common Stock, no par value; 30,000,000 shares
       authorized, 8,224,565 issued and outstanding                                6,209,013
      Less notes receivable                                                          (86,857)

      Accumulated deficit                                                         (2,954,184)
      Unrealized gain on marketable securities                                       100,000

      Unrealized foreign currency translation loss                                    (1,188)
                                                                                  ----------

           TOTAL SHAREHOLDERS' EQUITY                                              3,266,784
                                                                                  ----------


 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $7,663,936
                                                                                  ==========



See notes to the financial statements.                                  4

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                  THREE MONTHS
                                                                                  ENDED JUNE 30
                                                                                  -------------

                                                                             1996                   1995
                                                                             ----                   ----
 Net revenues                                                             $1,929,848             $1,434,302

 Cost of goods sold                                                        1,265,954                847,268
                                                                          ----------             ----------

      Gross profit                                                           663,894                587,034
                                                                          ----------             ----------
 Operating expenses:

   Selling, general and administrative expenses                              421,099                504,122
   Research and development                                                   41,876                 63,887
                                                                          ----------             ----------

      Total operating expenses                                               462,975                568,009
                                                                          ----------            -----------

         Income from operations                                              200,919                 19,025
 Interest expense                                                             (4,375)                 --

 Interest income                                                               1,102                  --
 Other income                                                                   --                      494
                                                                          ----------             ----------


      Income before income taxes                                             197,646                 19,519

 Provision for income taxes:
      Current                                                                   --                     --

      Deferred (Note 6)                                                      (24,000)                  --
                                                                          -----------            ----------

        Total provision for income taxes                                     (24,000)                  --
                                                                          -----------            ----------


           Net income                                                     $  221,646             $   19,519
                                                                          ==========             ==========

 Earnings per share:
 Primary:

      Net income                                                          $      .03            $      .01
                                                                          ==========            ==========
 Weighted average number of common and common
   equivalent shares outstanding                                           7,374,396             6,932,662
                                                                          ==========            ==========

 Fully Diluted:

      Net income                                                          $      .03        Not applicable
                                                                          ==========
 Weighted average number of common and common
     equivalent shares outstanding                                         7,414,352
                                                                          ==========



See notes to the financial statements.                                  5

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                   SIX MONTHS
                                                                                  ENDED JUNE 30
                                                                                  -------------

                                                                            1996                 1995
                                                                            ----                 ----
 Net revenues                                                             $3,558,894             $2,903,344

 Cost of goods sold                                                        2,195,010              1,719,618
                                                                          ----------             ----------

      Gross profit                                                         1,363,884              1,183,726
                                                                          ----------             ----------
 Operating expenses:

   Selling, general and administrative expenses                              824,713                911,249
   Research and development                                                   79,898                117,983
                                                                          ----------             ----------

        Total operating expenses                                             904,611              1,029,232
                                                                          ----------             ----------

           Income from operations                                            459,273                154,494
 Interest expense                                                             (8,212)                --

 Interest income                                                               2,240                 --
 Other income                                                                  3,500                  1,016
                                                                          ----------             ----------

          Income before income taxes                                         456,801                155,510

 Provision for income taxes:
      Current                                                                   --                   --

      Deferred (Note 6)                                                      (24,000)                --
                                                                          ----------             ----------

        Total provision for income taxes                                     (24,000)                --
                                                                          ----------             ----------


           Net income                                                     $  480,801             $  155,510
                                                                          ==========             ==========

 Earnings per share:
 Primary:

      Net income                                                          $      .07             $      .02
                                                                          ==========             ==========
 Weighted average number of common and common
    equivalent shares outstanding                                          7,171,287              6,932,662
                                                                          ==========             ==========

 Fully diluted:

      Net income                                                          $      .07         Not applicable
                                                                          ==========
 Weighted average number of common and common
    equivalent shares outstanding                                          7,242,885
                                                                          ==========





See notes to the financial statements.                                  6

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     SIX MONTHS
                                                                                    ENDED JUNE 30
                                                                                    -------------

                                                                              1996                1995
                                                                              ----                ----
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                 $480,801            $155,510

 Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
      Depreciation and amortization                                           25,509              48,804

      Deferred income taxes                                                  (24,000)
      Changes in operating assets and liabilities:                                                 --

           Accounts receivable, trade, net                                  (930,037)            196,170

           Inventories                                                       223,291               4,000
           Other current assets                                                3,917             (13,100)

           Accounts payable                                                  (56,322)            (96,941)
           Accrued liabilities                                               (52,589)           (184,614)

           Deferred rent                                                      (7,267)             16,956
                                                                            --------            --------

 Net cash provided by (used for) operating activities                       (336,697)            126,785
                                                                            --------            --------
 CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of property, equipment, and leasehold
 improvements                                                                (19,076)            (30,317)
 Acquisition of subsidiaries, net of cash acquired of                       (433,795)
 $186,304                                                                                          --

 Other assets                                                                (13,793)             (6,999)
                                                                            --------            --------

      Net cash used for investing activities                                (466,664)            (37,316)
                                                                            --------            --------
 CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase in lines of credit                                             171,145             100,000
 Proceeds from issuance of common stock (Note 8)                             777,390               --
                                                                            --------            --------


     Net cash provided by financing activities                               948,535             100,000
                                                                            --------            --------

 EFFECT OF EXCHANGE RATE CHANGES ON
    CASH                                                                      (1,187)              --
                                                                            --------            --------

 NET INCREASE IN CASH                                                        143,987             189,469

 CASH AT BEGINNING OF PERIOD                                                 641,695             464,821
                                                                            --------            --------
 CASH AT END OF PERIOD                                                      $785,682            $654,290
                                                                            ========            ========





See notes to the financial statements.                                  7

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION:

         The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the financial statements for the periods presented. Interim results are not necessarily indicative of results for a full year.

         The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2.       SIGNIFICANT EVENTS AND TRANSACTIONS:

         Effective June 19, 1996, the Company acquired 100% of the outstanding stock of Nutek, Inc. ("Nutek"), a Florida corporation engaged in the manufacture of electrical control panels for utility, pulp and paper mill and other industrial process control applications. The Company paid $315,000 in cash (inclusive of acquisition costs), and financed the balance of the total purchase price of approximately $1,900,000 (including the assumption of debt) with asset-based financing of $1,290,000, seller financing of $150,000, with miscellaneous debt incurred or assumed representing the remainder.

         This transaction was a "material event" and was reported on a Form 8-K filed with the Securities and Exchange Commission on July 3, 1996.

         The acquisition was accounted for as a purchase. The purchase price was assigned to current assets and liabilities at their fair values, with the balance of approximately $1,500,000 assigned to property and equipment.

         Pro-forma results for the six months ended June 30, 1996 and 1995, presented as if the acquisition of Nutek had occurred at the beginning of the respective periods, is presented below:

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                         -------------------------

                                                                                          1996               1995
                                                                                          ----               ----
                        Revenues                                                     $  5,315,000         $ 3,958,000
                                                                                     ============         ===========

                        Net income (loss)                                            $    371,000         $  (215,000)
                                                                                     ============         ===========

                        Earnings per share:
                        Primary:

                             Net income (loss)                                       $        .05         $      (.03)
                                                                                     ============         ===========
                        Weighted average common and common
                        equivalent shares outstanding                                   7,258,787           6,932,662
                                                                                     ============         ===========

                        Fully diluted:

                             Net income                                              $        .05        Not applicable
                                                                                     ============
                        Weighted average common and common
                        equivalent shares outstanding                                   7,518,395
                                                                                     ============

         The 500,000 options issued at a price slightly above market in connection with the Nutek acquisition would have had a dilutive effect during the six months ended June 30, 1996 had they been issued at market on January 1, 1996; therefore, an adjustment to the weighted average shares for the period ended June 30, 1996 was made in the above computations. The options would not have had a similar dilutive effect for the six months ended June 30, 1995, and no adjustment to the weighted average shares was made for that period.

         Effective June 1, 1996, the Company acquired 100% of the outstanding stock of Logan Medical Devices, Inc. ("LMD"), a Colorado corporation, and its wholly-owned subsidiary Logan Research Limited ("LRL") of Kent, England, a private United Kingdom company limited by shares. LMD is essentially a start-up company engaged in the manufacture of medical instrumentation for non-invasive asthma diagnostic applications.

         The Company invested $284,000 in cash inclusive of acquisition costs (of which LMD received $250,000) and issued $300,000 in notes to the former shareholders of LRL. This acquisition was also accounted for as a purchase. The balance sheet and operating results of LMD and LRL were not material to the consolidated financial position or operations of the Company.

         Due to the acquisitions mentioned above occurring in June 1996, the results for the six months ended June 30, 1996 will not be indicative of annual results.

3.       INVENTORIES:

         Inventories at June 30, 1996 consisted of the following:

                 Materials and Supplies         $ 1,392,123
                 Work-in-Process                    793,373
                 Finished Goods                     505,221
                                                 ----------
                                                 $2,690,717
                                                 ==========

4.       GOODWILL AND LOAN COSTS:

         The $223,023 in goodwill arose in connection with the acquisition of LMD and LRL (see Note 2), and represents the excess of the purchase price over the tangible net assets of LMD and LRL as of the acquisition date. The goodwill will be amortized over 40 years. The $90,500 in loan costs were related to the financing of the Nutek acquisition, and will be amortized over the 3 year period of the asset-based financing facility described below.

5.       NOTES PAYABLE AND LONG TERM DEBT

         In June 1996, the Company entered into an extension of its line of credit agreement with a bank, which provides for borrowings up to $300,000 through June 3, 1997. Borrowings under this agreement bear interest at 2% above the bank's prime rate and are collateralized by substantially all of the Company's assets. All of the $300,000 was outstanding at June 30, 1996 and $250,000 was outstanding at August 12, 1996.

         In connection with the acquisition of Nutek, the Company obtained a working capital facility for Nutek from an asset-based lender for the lesser of $1,000,000 or the borrowing base (as defined). A total of $540,000 was advanced on this facility in connection with the Nutek acquisition (see Note
2); $535,069 was outstanding at June 30, 1996. The note bears interest at 2 1/2% over the large commercial bank prime rate and matures June 28, 1999.

         Substantially all of Nutek's assets are pledged as collateral for this note and the $750,000 term loan described below, which were obtained from the same asset-based lender. The related Loan and Security agreement contains numerous restrictive covenants common to asset- based financing. Additionally, the Company has guaranteed these asset-based loans.

         LRL has an overdraft facility with an English bank of up to L.80,000 (approximately $127,000 at current exchange rates). The amount borrowed at June 30, 1996 was $112,040. The facility bears interest at the "base" rate plus 3% (currently 9%) and must be "reviewed" September 30, 1996. The facility is secured by the personal residences of the former shareholders of LRL.

         Long-term debt consists of the following:

                              Nutek, Inc.
                              -----------

                              Term loan                                                                   $750,000
                              Notes payable to former shareholders                                         150,000

                              Subordinated notes                                                            75,000

                              Installment loans                                                             83,166
                                                                                                      ------------
                                                                                                         1,058,166
                                                                                                      ------------

                              Logan Medical Devices, Inc.
                              ---------------------------
                              Notes payable to former shareholders of Logan
                              Research Limited                                                             300,000
                                                                                                      ------------

                              Logan Research Limited
                              ----------------------

                              Advances from officer                                                         31,222
                                                                                                      ------------
                                   Total                                                                 1,389,388

                                        Less current portion                                               196,749
                                                                                                      ------------
                                             Long-term debt                                           $  1,192,639
                                                                                                      ============

         The term loan bears interest at the large commercial bank prime rate plus 3 1/2%. Monthly payments of $12,500 plus interest are required until June 28, 1999, at which time the remaining balance is due. The term loan was received from the same asset-based lender who provided Nutek's working capital facility-see the description of Nutek's working capital facility above.

         The notes payable to the former shareholders of Nutek bear interest at 8%. Monthly interest- only payments are required until June 30, 1997, after which time the principal and interest is payable in 48 equal monthly installments aggregating $3,661.95. The notes are unsecured.

         The subordinated notes were issued to two individuals who became employees of Nutek upon the Company's acquisition of Nutek. The notes bear interest at 14% and were repayable in 24 equal monthly installments totalling $3,600.96 commencing August 1, 1996. The notes are subordinated to the asset-based financing. On August 6, 1996, the Company agreed to repay these notes in full on or before October 5, 1996, in connection with the termination of the employment of the two individuals.

         The installment loans bear interest at rates ranging from 6 1/2% to 9% and mature at various dates from February 1997 to April 2000. The loans are secured by purchase money liens on the underlying assets.

         The notes payable to the former shareholders of Logan Research Limited bear interest at 9% per annum. Quarterly payments of accrued interest are required commencing June 30, 1998. The notes are callable by the Company at any time after December 28, 1996, and are callable by the holders at any time after June 28, 1998. The notes are secured by substantially all of the assets of LMD and LRL.

         The advances from an officer of LRL are represented by an open advance account. Management does not expect to repay the advances in the foreseeable future.

         Scheduled maturies of the long-term debt are as follows:

                                                  Twelve Months
                                                  Ended June 30,
                                                  --------------
                                                  1997                         $      196,749
                                                  1998                                547,899

                                                  1999                                522,407

                                                  2000                                 49,015
                                                  2001                                 42,096

                                                  Thereafter                           31,222
                                                                               --------------
                                                                               $    1,389,388
                                                                               ==============

6.       DEFERRED TAXES

         A deferred tax liability of $452,000 arose in connection with the acquisition of Nutek, and primarily represents taxes on the difference between the amount assigned to property and equipment in the purchase and the tax bases of those assets.

         Deferred tax assets of $105,000 in connection with the acquisition of Nutek and $41,000 in connection with the acquisition of LMD and LRL were recorded at the respective acquisition dates, representing the estimated future tax benefits of the deductible temporary differences and net operating loss carryforwards of these entities.

         At December 31, 1995 the Company had a net operating carryforward of approximately $2,600,000 for income tax purposes, and a related deferred tax asset of $1,020,000, against which a 100% valuation allowance had been made.

         Management has reevaluated this valuation allowance and, commencing in the second quarter of 1996, has begun to reduce the valuation allowance and recognize income, as management now believes there is a greater probability the net operating loss carryforwards will ultimately be realized. Deferred taxes of $24,000 were credited to income in the second quarter of 1996.

7.       COMMITMENTS AND CONTINGENCIES

         In connection with the acquisition of Nutek, a 5 year lease on the real estate of Nutek was executed which provides for the following minimum rental payments:

                          Twelve Months
                          Ended June 30
                          -------------
                              1997                         $  36,000
                              1998                            48,000
                              1999                            60,000
                              2000                            72,000
                              2001                            84,000
                                                           ---------
                                                           $ 300,000
                                                           =========

         Nutek has the option to purchase the property at fair market value at any time during the term of the lease.

         In connection with the acquisition of LMD and LRL, LMD and LRL entered into an employment agreement with Mr. Ronald Bruce Logan-Sinclair, Chief Executive Officer of LMD and LRL, providing for minimum salary payments of L.45,000 per year (approximately $70,000 at current exchange rates) until June 1999.

8.       SHAREHOLDERS' EQUITY

         In March 1996, the Company received proceeds of $160,140 from the exercise of 266,900 warrants. In June 1996, proceeds of $17,250 were received from the exercise of 25,000 warrants. In

May 1996, the Company issued 1,000,003 units, consisting of one common share of stock and one warrant exercisable at $1.00, in a private placement, receiving proceeds of $600,000.

Options and Warrants

         On January 18, 1996, 5,000 options issued to an employee and 500,000 options issued to a public relations firm were canceled.

         On March 29, 1996, 1,839,098 warrants which had not been exercised expired.

         On April 1, 1996, 10,000 options were issued to an individual at $0.68 (above market on the date of the grant), expiring March 31, 2000.

         On May 30, 1996, 1,000,003 warrants were issued to investors in connection with the private placement agreement at $1.00 (above market value at the date of the grant), expiring May 29, 2000.

         On May 30, 1996, in connection with its agreement with a public relations firm, the Company granted 1,000,000 options at $0.94, 500,000 at $1.25 and 500,000 at $2.00 (all above market on the date of the grant), expiring May 29, 2000.

         On June 1, 1996, in connection with its agreement to acquire Nutek, the Company granted 500,000 options to various individuals at $1.10 (above market at the date of the grant). The options are exercisable beginning January 7, 1998 and expire May 31, 2000. On August 6, 1996, 160,000 of these options were canceled.

         On June 1, 1996, in connection with its agreement to acquire LMD, the Company issued 600,500 options at $1.10 (above market on the date of the grant) in exchange for the 1,201,000 shares of LMD outstanding it did not already own, exercisable beginning on January 7, 1998 and expiring May 31, 2000.

         On June 1, 1996, the Company granted 280,000 options at $1.10 (above market on the date of the grant) to various officers and directors of the Company, expiring May 31, 2000.

         On June 5, 1996, the Company granted 20,000 options to an employee at $1.50 (above market on the date of the grant), exercisable beginning December 6, 1996 and expiring June 4, 2000.

         As of August 6, 1996, the Company had 3,450,500 options and 1,065,003 warrants outstanding at exercise prices ranging from $0.55 to $2.00 which, if exercised, would generate proceeds to the Company of $5,189,453.

9.       NON-CASH TRANSACTIONS

         In June 1996 the Company's subsidiary Logan Medical Services, Inc. issued $300,000 in notes to the former shareholders of Logan Research Limited, and the Company exchanged 600,500 options for the 1,201,000 shares of Logan Medical Services it did not already own, in connection with the acquisition of LMD and LRL.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULT OF OPERATIONS

GENERAL

         The Company designs, manufactures and markets automated continuous monitoring instruments used to detect and measure various types of air pollution through its wholly-owned subsidiary, Dasibi Environmental Corp. The Company currently derives the majority of its revenue from sales of its instruments and their replacement parts.

         The Company designs, manufactures and markets electrical control panels for automation use in utility, pulp and paper mill and various other industrial process applications through its wholly-owned subsidiary, Nutek, Inc. ("Nutek") and currently derives approximately 30% of its revenue from Nutek sales.

         The Company designs, manufactures and markets medical instrumentation through its wholly owned subsidiary, Logan Medical Devices, Inc. ("LMD"), a start-up company applying the Company's technology to non-invasive asthma diagnostics. The Company currently derives approximately 5% of its revenue from medical sales.

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


RESULTS OF OPERATIONS

         Net revenues increased 23% from $2,903,000 during the six-month period ended June 30, 1995 to $3,559,000 during the six-month period ended June 30, 1996, and increased 35% from $1,434,000 for the three months ended June 30, 1995 to $1,930,000 for the same period in 1996, primarily as a result of the acquisition of Nutek, Inc. in June 1996. See Note 2 of Notes to Financial Statements. Gross margin declined from 41% to 38% for the six month period, and from 41% to 34% for the three month period, primarily because Nutek operates at lower gross margins than the Company's core air pollution monitor business.

         Selling, general and administrative expenses decreased $86,000 from $911,000 in the six months ended June 30, 1995 to $825,000 in the six months ended June 30, 1996, and decreased $83,000 for the three months ended June 30, 1996 as compared to the same period in 1995. The decrease is primarily attributable to cost reduction measures the Company implemented and the write-off of various items in 1995 which reduced ongoing expenses, offset in part by the addition of general and administrative costs of Nutek and LMD, both of which were acquired in June.

         Research and development expenditures declined $38,000 and $22,000 during the six month and three month periods, respectively, due to the cost reduction measures discusses above.

         In the second quarter of 1996 the Company recorded a deferred tax credit of $24,000- see Note 6 to the financial statements included herewith.

         As a result of the foregoing factors, net income increased $325,000 for the six-month period ended June 30, 1996 over the same period in 1995, and increased $202,000 for the three month period over the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities.

         Net cash used in operating activities in the six months ended June 30, 1996 amounted to $337,000, due principally to higher accounts receivable resulting from higher levels of shipments. The Company realized $777,000 from a private placement and the exercise of warrants and borrowed a net additional $171,000 under its lines of credit during the six month period. Approximately $434,000 was used for acquisitions; the remainder was available for the increased working capital needs.

         Working capital was $2,928,000 at June 30, 1996.

         In June 1996, the Company entered into an extension of its line of credit with a bank, which now provides for borrowings of up to $300,000 through June 3, 1997. As of June 30, 1996, the Company had borrowed $300,000 under this agreement; $250,000 was outstanding at August 12, 1996.

         The Company has no material commitments for capital expenditures as of June 30, 1996. The Company believes it will be able to meet its current obligations with funds generated from operations and the existing credit facilities during the next twelve months.

INFLATION

         The Company believes that inflation has not had a material impact on its business.

SEASONALITY

         The Company does not believe that its business is seasonal.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 (a) One June 27, 1996 the Company's Annual Meeting of Shareholders was held. The following members of the Board of Directors were re-elected with the following vote:

         Name                     Vote For         Vote Withheld    Abstentions      Broker Non-Votes
                                  --------         -------------    -----------      ----------------
         Albert E. Gosselin, Jr.  5,507,361        76,325           None             None
         Gary L. Dudley           5,505,761        77,925           None             None
         Craig E. Gosselin        5,484,329        99,357           None             None
         Barbara L. Gosselin      5,504,061        79,625           None             None
         Marcia Smith             5,511,761        71,925           None             None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (b) The Company filed two reports on Form 8-K during the period ended June 30, 1996. On June 14, 1996, the Company filed a Current Report on Form 8-K describing the retaining of Liviakis Financial Communications, Inc. ("Liviakis") as its investor relations consultant, and the issuance of stock options to Liviakis in connection therewith. On July 3, 1996, the Company filed a Current Report on Form 8-K describing the acquisition of Nutek, Inc. and the incurrence of debt related thereto.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         POLLUTION RESEARCH AND CONTROL CORP.
                                         --------------------------------------
                                         (Registrant)



Date   August 13, 1996                   By:    /s/ Albert E. Gosselin Jr.
     -------------------                    -----------------------------------
                                            Albert E. Gosselin, Jr., President
                                            and Chief Executive Officer



Date   August 13, 1996                   By:    /s/ Cynthia L. Gosselin
     -------------------                    -----------------------------------
                                            Cynthia L. Gosselin, Chief
                                            Financial Officer