Form 10QSB
period 1996-09-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1996-11-12
CIK 763950

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 1996

[ ]  Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ______ to ______

                         Commission File Number 0-14266

                      POLLUTION RESEARCH AND CONTROL CORP.
           ---------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

California                                                                   95-2746949
----------                                                                   ----------
(State of or Other Jurisdiction of                                  (I.R.S Employer Identification No.)
Incorporation or Organization)

                                506 Paula Avenue
                          Glendale, California  91201
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (818) 247-7601
                    --------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
     ----            -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class        Date                     No. of Shares Outstanding
         -----        ----                     -------------------------
         Common       November  8, 1996         8,549,565

Traditional Small Business Disclosure Format (check one):
Yes    X         No
     ----           ----

                                  FORM 10-QSB
                FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1996




                               TABLE OF CONTENTS





Part I           Financial Information                                                                        Page
                                                                                                             ----
                 Item 1.    Financial Statements

                 Consolidated Balance Sheet ...............................................................     3
                 Consolidated Statements of Operations ....................................................     5
                 Consolidated Statements of Cash Flows ....................................................     7
                 Notes to Financial Statements ............................................................     8


                 Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ...........................................     15


Part II          Other Information

                 Item 4.    Submission of Matters to a Vote of Security Holders ..........................     18
                 Item 6(b). Reports on Form 8-K ..........................................................     18

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                  (UNAUDITED)

                                                                                                 AS OF
                                                                                                09/30/96
                                                                                              -----------
CURRENT ASSETS

     Cash                                                                                    $   552,448

     Marketable securities                                                                       100,000

     Accounts receivable, trade, less allowance for doubtful
     accounts of $44,734                                                                       1,961,704

     Inventories (Note 3)                                                                      2,788,531

     Deferred tax assets (Note 6)                                                                169,956

     Other current assets                                                                         63,708
                                                                                             -----------

     TOTAL CURRENT ASSETS                                                                      5,636,347

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, less accumulated depreciation of $160,819 (Note 2)                               1,654,939

OTHER ASSETS

     Goodwill, less accumulated amortization of $1,407 (Note 4)                                  223,817

     Loan costs, less accumulated amortization of $7,569 (Note 4)                                 83,255

     Organization costs, less accumulated amortization of $4,250                                  12,750

     Deferred tax assets (Note 6)                                                                 81,000

     Other                                                                                        35,024
                                                                                              ----------

     TOTAL OTHER ASSETS                                                                          435,846
                                                                                              ----------

TOTAL ASSETS                                                                                  $7,727,132
                                                                                              ==========

See notes to the financial statements.

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                AS OF
                                                                                               09/30/96
                                                                                             ------------

CURRENT LIABILITIES

     Notes payable (Notes 2 and 5)                                                           $  659,248

     Accounts payable                                                                           969,838

     Accrued liabilities                                                                        264,472

     Current portion of long-term debt (Notes 2 and 5)                                          184,786
                                                                                             ----------

TOTAL CURRENT LIABILITIES                                                                     2,078,344

LONG-TERM DEBT, less current portion (Notes 2 and 5)                                          1,087,350

DEFERRED RENT, less current portion                                                              90,837

DEFERRED INCOME TAXES  (Note 6)                                                                 445,000

COMMITMENTS AND CONTINGENCIES (Note 7)                                                             -

SHAREHOLDERS' EQUITY (Note 8)

     Preferred Stock, no par value; 20,000,000 shares                                              -
       authorized, no shares issued and outstanding

     Common Stock, no par value; 30,000,000 shares
       authorized, 8,549,565 issued and outstanding                                           6,509,013

     Less notes receivable                                                                      (86,857)

     Accumulated deficit                                                                     (2,499,442)
       Unrealized gain on marketable securities                                                 100,000

     Unrealized foreign currency translation gain                                                 2,887
                                                                                             ----------

     TOTAL SHAREHOLDERS' EQUITY                                                               4,025,601
                                                                                             ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $7,727,132
                                                                                             ==========

See notes to the financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                    THREE MONTHS
                                                                                                   ENDED SEPTEMBER 30
                                                                                                ---------------------

                                                                                           1996                      1995
                                                                                           ----                      ----

Net Revenues                                                                            $2,859,872               $1,376,286
Cost of Goods Sold                                                                       1,860,188                  895,057
                                                                                         ---------                ---------

     Gross Profit                                                                          999,684                  481,229

Operating Expenses:

     Selling, general and administrative expenses                                          788,156                  493,720
     Research and development                                                               46,263                   69,370
                                                                                        ----------               ----------

              Total Operating Expenses                                                     834,419                  563,090
                                                                                        ----------               ----------

     Income (Loss) from Operations                                                         165,265                  (81,861)

     Interest Expense                                                                      (68,225)                  (2,008)
     Interest Income                                                                         2,258                     --
     Other Income                                                                          267,444                    1,111
                                                                                        ----------               ----------

              Income (Loss) before Income Taxes                                            366,742                  (82,758)

     Provision (Benefit) for Income Taxes:
              Current                                                                         --                       --
              Deferred (Note 6)                                                            (88,000)                    --
                                                                                        ----------               ----------

              Total Provision (Benefit) for Income Taxes                                   (88,000)                    --
                                                                                        ----------               ----------
              Net Income (Loss)                                                         $  454,742               $  (82,758)
                                                                                        ==========               ==========

Earnings per Share (Note 10):

              Net Income (Loss)                                                         $      .05               $     (.01)
                                                                                        ==========               ==========

Weighted Average Number of Common and Common
     Equivalent Shares Outstanding                                                      10,297,003                6,932,662
                                                                                        ==========                =========

See Notes to Financial Statements.




                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                                                                         NINE MONTHS
                                                                                                     ENDED SEPTEMBER 30
                                                                                                --------------------------
                                                                                                   1996            1995
                                                                                                ----------      -----------
Net Revenues                                                                                    $6,418,766       $4,279,630
Cost of Goods Sold                                                                               4,055,198        2,614,674
                                                                                                ----------       ----------
     Gross Profit                                                                                2,363,568        1,664,956

Operating Expenses:

     Selling, General and Administrative
     Expenses                                                                                    1,612,869        1,404,970
     Research and Development                                                                      126,161          187,353
                                                                                                ----------       ----------


     Total Operating Expenses                                                                    1,739,030        1,592,323
                                                                                                ----------       ----------

     Income from Operations                                                                        624,538           72,633

Interest Expense                                                                                   (76,437)          (2,008)
Interest Income                                                                                      4,498             --
Other Income                                                                                       270,944            2,127
                                                                                                ----------       ----------


     Income Before Income Taxes                                                                    823,543           72,752

Provision (Benefit) for Income Taxes:
     Current                                                                                          --               --
     Deferred (Note 6)                                                                            (112,000)            --
                                                                                                ----------       ----------


     Total Provision (Benefit) for Income Taxes                                                   (112,000)            --
                                                                                                ----------       ----------


     Net Income                                                                                 $  935,543       $   72,752
                                                                                                ==========       ==========

Earnings Per Share (Note 10):
Primary:
     Net Income                                                                                 $      .12       $      .01
                                                                                                ==========       ==========
Weighted Average Number of Common and
     Common Equivalent Shares Outstanding                                                        7,585,481        6,932,662
                                                                                                ==========       ==========

Fully Diluted:
     Net Income                                                                                 $      .12
                                                                                                ==========
Weighted Average Number of Common and
     Common Equivalent Shares Outstanding                                                        7,726,140
                                                                                                ==========

See Notes to Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    NINE MONTHS
                                                                 ENDED SEPTEMBER 30
                                                            ----------------------------
                                                               1996              1995
                                                            ----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                  $  935,543        $   72,752
Adjustments to Reconcile Net Income to Net Cash
    Used for Operating Activities:
     Depreciation and Amortization                              72,587            74,004
     Deferred Income Taxes                                    (112,000)              --
     Changes in Operating Assets and Liabilities:
       Accounts Receivable, Trade, Net                      (1,044,708)          130,192
       Inventories                                             127,231           (17,805)
       Other Current Assets                                    (22,521)           (6,739)
       Accounts Payable                                       (149,749)          (70,503)
       Accrued Liabilities                                    (242,339)         (201,933)
       Deferred Rent                                           (10,900)           13,323
                                                            ----------        ----------
Net Cash Used for Operating Activities                        (446,856)           (6,709)
                                                            ----------        ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Property, Equipment, and Leasehold
  Improvements                                                 (43,058)          (38,432)
Acquisition of Subsidiaries, Net of Cash Acquired of
  $186,304                                                    (433,795)              --
Reduction in Certificate of Deposit                             21,750               --
Other Assets                                                   (29,012)         (107,000)
                                                            ----------        ----------
     Net Cash Used for Investing Activities                   (484,115)         (145,432)
                                                            ----------        ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in PRCC Bank Line of Credit                       100,000            95,000
Proceeds from Issuance of Common Stock (Note 8)              1,077,390               --
Payoff of LRL Secured Overdraft                                (90,942)              --
Net Reduction in Nutek Line of Credit                         (125,821)              --
Repayments of Long-Term Debt                                  (117,473)              --
                                                            ----------        ----------
     Net Cash Provided by Financing Activities                 843,154            95,000
                                                            ----------        ----------


EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                          (1,430)              --
                                                            ----------        ----------


NET DECREASE IN CASH                                           (89,247)          (57,141)
CASH AT BEGINNING OF PERIOD                                    641,695           464,821
                                                            ----------        ----------
CASH AT END OF PERIOD                                       $  552,448        $  407,680
                                                            ==========        ==========

See Notes to the Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

     Due to the acquisitions mentioned above occurring in June 1996, the results for the nine months ended September 30, 1996 will not be indicative of annual results.

3.   INVENTORIES:

     Inventories at September 30, 1996 consisted of the following:

        Materials and Supplies                         $1,496,255
        Work-in-Process                                   743,438
        Finished Goods                                    548,838
                                                       ----------
                                                       $2,788,531
                                                       ==========

     The significant increase in inventories from the amount reported in the Company's annual report on Form 10-K was due to the acquisitions described above.

4.   GOODWILL AND LOAN COSTS:

     Since the filing of the Company's annual report on Form 10-K, the following assets were acquired in addition to those mentioned elsewhere. The goodwill arose in connection with the acquisition of LMD and LRL (see
     Note 2), and represents the excess of the purchase price over the tangible net assets of LMD and LRL as of the acquisition date. The goodwill will be amortized over 40 years. The loan costs were related to the financing of the Nutek acquisition, and will be amortized over the 3-year period of the asset-based financing facility described below.

5.   NOTES PAYABLE AND LONG TERM DEBT:

     Since the filing of the Company's annual report on Form 10-K, significant debt has been incurred.

     In June 1996, the Company entered into an extension of its line of credit agreement with a bank which provides for borrowings up to $300,000 through June 3, 1997. Borrowings under this agreement bear interest at 2% above the bank's prime rate and are collateralized by substantially all of the Company's assets. Borrowings of $250,000 were outstanding at September 30, 1996.

     In connection with the acquisition of Nutek, the Company obtained a working capital facility for

     Nutek from an asset-based lender for the lesser of $1,000,000 or the borrowing base (as defined). A total of $540,000 was advanced on this facility in connection with the Nutek acquisition (see Note 2); $409,248 was outstanding at September 30, 1996. The note bears interest at 2 1/2% over the large commercial bank prime rate and matures June 28, 1999.

     Substantially all of Nutek's assets are pledged as collateral for this note and the term loan described below, which were obtained from the same asset-based lender. The related Loan and Security Agreement contains numerous restrictive covenants common to asset-based financing. Additionally, the Company has guaranteed these asset-based loans.

     Long-term debt at September 30, 1996 consists of the following:

                                 Nutek, Inc.
                                 -----------

                                 Term  Loan                                     $  725,000
                                 Notes payable to former shareholders              150,000
                                 Installment Loans                                  74,998
                                                                                 ---------

                                                                                   949,998

                                 Logan Medical Devices, Inc.
                                 ---------------------------

                                 Notes payable to former shareholders of
                                   Logan Research Limited                          300,000
                                                                                -----------

                                 Logan Research Limited
                                 ----------------------

                                 Advances from officer                              22,138
                                                                                ----------

                                          Total                                  1,272,136

                                 Less Current Portion                              184,786
                                                                                ----------

                                           Long-Term Debt                       $1,087,350
                                                                                ==========

     The term loan bears interest at the large commercial bank prime rate plus 3 1/2%. Monthly payments of $12,500 plus interest are required until June 28, 1999 at which time the remaining balance is due. The term loan was received from the same asset-based lender who provided Nutek's working capital facility - see the description of Nutek's working capital facility above.

     The notes payable to the former shareholders of Nutek bear interest at 8%. Monthly interest-only payments are required until June 30, 1997, after which time the principal and interest is payable in 48 equal monthly installments aggregating $3,661.95. The notes are unsecured.

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

6.   DEFERRED TAXES:

     The following significant items arose since the filing of the Company's annual report on Form 10-K.

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

     At December 31, 1995, the Company had a net operating loss carryforward of approximately $2,600,000 for income tax purposes, and a related deferred tax asset of $1,020,000 against which a 100% valuation allowance had been made.

     Management has reevaluated this valuation allowance and, commencing in the second quarter of 1996, has begun to reduce the valuation allowance and recognize income, as management now believes there is a greater probability the net operating loss carryforwards will ultimately be realized. Deferred taxes of $112,000 were credited to income in the nine months ended September 30, 1996.

7.   COMMITMENTS AND CONTINGENCIES:

     Since the filing of the Company's annual report on Form 10-K, the following additional commitments have been entered into. In connection with the acquisition of Nutek, a 5-year lease on the real estate of Nutek was executed which provides for the following minimum rental payments:

                                      Twelve Months
                                      Ended June 30
                                      -------------
                                          1997                  $ 36,000
                                          1998                    48,000
                                          1999                    60,000
                                          2000                    72,000
                                          2001                    84,000
                                                                --------
                                                                $300,000
                                                                ========

     Nutek has the option to purchase the property at fair market value at any time during the term of the lease.

     In connection with the acquisition of LMD and LRL, LMD and LRL entered into an employment agreement with Mr. Ronald Bruce Logan-Sinclair, Chief Executive Officer of LMD and LRL, providing for minimum salary payments of 45,000 pounds per year (approximately $70,000 at current exchange rates) until June 1999.

     In October 1996, the Company terminated its agreement with a public relations firm and cancelled 1,300,000 options held by the public relations firm. The matter is presently in dispute. The probability or amount of any loss to the Company cannot be determined at this time.

8.   SHAREHOLDERS' EQUITY:

     Since the filing of the Company's annual report on Form 10-K, significant changes in shareholders' equity have occurred. In March 1996, the Company received proceeds of $160,140 from the exercise of 266,900 warrants. In June 1996, proceeds of $17,250 were received from the exercise of 25,000 warrants. In May 1996, the Company issued 1,000,003 units, consisting of one share of common stock and one warrant exercisable at $1.00 in a private placement, receiving proceeds of $600,000. In September 1996, the Company issued 350,000 shares and 300,000 warrants exercisable at $1.50 in a private placement, realizing proceeds of $300,000.

     Options and Warrants

     On January 18, 1996, 5,000 options issued to an employee and 500,000 options issued to a public relations firm were canceled.

     On March 29, 1996, 1,839,098 warrants which had not been exercised expired.

     On April 1, 1996, 10,000 options were issued to an individual at $0.68 (above market on the date of the grant), expiring March 31, 2000. The options were exercised October 18, 1996.

     On May 30, 1996, 1,000,003 warrants were issued to investors in connection with the private placement agreement at $1.00 (above market value at the date of the grant), expiring May 29, 2000.

     On May 30, 1996, in connection with its agreement with a public relations firm, as amended, the Company granted 1,000,000 options at $0.94 and 300,000 at $1.25 (all above market on the date of the grant), expiring May 29, 2000. As of October 25, 1996 the Company terminated its agreement with the public relations firm and cancelled the 1,300,000 options. See
     Note 7 to financial statements included herewith.

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

     On June 1, 1996, the Company granted 320,000 options at $1.10 (above market on the date of the grant) to various individuals, expiring May 31, 2000.

     On June 5, 1996, the Company granted 20,000 options to an employee at $1.50 (above market on the date of the grant), exercisable beginning December 6, 1996 and expiring June 4, 2000. These options were cancelled in September 1996.

     On July 1, 1996, the Company granted 25,000 options at $1.38 (above market on the date of the grant) to an employee, expiring June 30, 2000.

     In September 1996, the company issued 300,000 warrants to an investor in connection with a private placement at $1.50 (above market price on the date of the grant) expiring in September 2000.

     As of November 8, 1996, the Company had 1,505,500 options and 1,365,003 warrants outstanding at exercise prices ranging from $0.55 to $2.00 which, if exercised, would generate proceeds to the Company of $3,147,553.

9.   NON-CASH TRANSACTIONS

     In June 1996, the Company's subsidiary Logan Medical Devices, Inc. issued $300,000 in long-term notes to the former shareholders of Logan Research Limited, and the Company exchanged 600,500 of its options for the 1,201,000 shares of Logan Medical Devices it did not already own, in connection with the acquisition of LMD and LRL.

10.  EARNINGS PER SHARE

     The Company has a number of options and warrants outstanding. Generally, under the treasury stock method, if dilutive, options and warrants are included as common stock equivalents to the extent that the number of shares able to be repurchased at market prices during the period using the proceeds from the assumed exercise of the dilutive options and warrants were less than the number of shares issuable from the assumed exercise of dilutive options and warrants. Under generally accepted accounting principles, if the proceeds from the assumed exercise of dilutive options and warrants are sufficient to repurchase 20% of the shares of common stock outstanding at the end of the period at market prices, the treasury stock method is modified. Under the modified treasury stock method, the proceeds from the assumed exercise of dilutive options and warrants are assumed to be used first to repurchase 20% of the shares of common stock outstanding at the end of the period at market prices, with the remaining hypothetical proceeds assumed to first reduce short-term of long-term borrowings, and any excess is assumed to be invested in U.S. government securities or commercial paper.

     During the nine month periods ended September 30, 1996 and 1995, and the three-month period ended September 30, 1995, the treasury stock method was used. During the three month period ended September 30, 1996, sufficient dilutive options and warrants existed to require application of the modified treasury stock method. The computation of earnings per share for the three months ended September 30, 1996 (modified treasury stock method) is presented below:

                                                                                 THREE MONTHS ENDED
                                                                                  SEPTEMBER 30, 1996
                                                                                 --------------------

     Net Income                                                                        $   454,742
     Assumed Reduction to Interest Expense                                                  43,000
                                                                                       -----------
     Adjusted Net Income                                                               $   497,742
                                                                                       ===========

     Weighted Average Number of Common and
       Common Equivalent Shares Outstanding                                             10,297,003

     Earnings Per Share                                                                $       .05
                                                                                       ===========




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULT OF OPERATIONS

GENERAL

     The Company designs, manufactures and markets automated continuous monitoring instruments used to detect and measure various types of air pollution through its wholly-owned subsidiary Dasibi Environmental Corp. The Company currently derives approximately 50% of its revenue from sales of its instruments and their replacement parts.

     The Company designs, manufactures and markets electrical control panels for automation use in utility, pulp and paper mill and various other industrial process applications through its wholly-owned subsidiary Nutek, Inc. ("Nutek") and currently derives approximately 45% of its revenues from Nutek sales.

     The Company designs, manufactures and markets medical instrumentation through its wholly-owned subsidiary Logan Medical Devices, Inc. ("LMD"), a start-up company applying the Company's technology to non-invasive asthma diagnostics. The Company currently derives approximately 5% of its revenue from medical sales.

     The company's future operating results may be affected by a number of factors, including: uncertainties relative to global economic conditions; industry factors; the availability and cost of components; the Company's ability to develop, manufacture and sell its products profitably; the Company's ability to successfully increase its market share in its core business while expanding its product base into other markets; the strength of its distribution channels; and the Company's ablility to effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1995

     Net revenues increased 50% from $4,279,630 during the nine months ended September 30, 1995 to $6,418,766 during the nine months ended September 30, 1996. The increase was primarily due to the two acquisitions completed in June 1996 (see notes to financial statements included herein), although revenues from the core air pollution instrument business also improved 4%.

     Gross profit was 37% during the nine months ended September 30, 1996 compared to 39% during the nine months ended September 30, 1995. The decline was due to the effect of the Nutek acquisition in June; Nutek operates on lower gross margins than the Dasibi instrument business.

     Selling, general and administrative expenses increased $207,899 or 15% during the nine months ended September 30, 1996 over the comparable period in 1995. This was due to the expenses of the two companies acquired in June 1996, offset in part by cost reduction measures the

     Company implemented.

     Research and development expense declined $61,192 or 49% during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, due to cost reduction measures. Interest expense increased from $2,008 during the nine months ended September 30, 1995 to $76,437 during the nine months ended September 30, 1996, due to the debt incurred relating to the two acquisitions.

     The Company recorded gains totalling $270,944 during the nine months ended September 30, 1996 from the sale of a portion of its stock in Atlanta Technology Group. The Company also recorded $112,000 in deferred tax credits during the nine months ended September 30, 1996 (see notes to financial statements included herein).

     As a result of the foregoing factors, net income improved $862,791, from $72,752 during the nine months ended September 30, 1995 to $935,543 during the nine months ended September 30, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1995

     Net revenues increased 108% from $1,376,286 during the three months ended September 30, 1995 to $2,859,872 during the three months ended September 30, 1996. The increase was primarily due to the two acquisitions completed in June 1996 (see notes to financial statements included herewith), although revenues from the core air pollution instrument business also improved slightly (2%).

     Gross margin was 35% during the third quarter of 1996 and 1995. Nutek, Inc., added in June 1996, would be expected to reduce the overall gross margin because it operates at lower margins than the core air pollution instrument business; during the third quarter of 1995, the gross margin was lower than the Company's traditional margin of approximately 40% due to product mix.

     Selling, general and administrative expenses increased $294,436 or 60% during the third quarter of 1996 over the same period in 1995, principally due to the expenses of the two companies acquired in June 1996.

     Research and development declined $23,107, or 33% during the third quarter of 1996 compared to the third quarter of 1995 due to cost reduction measures.

     Interest expense was $68,225 during the third quarter of 1996 compared to $2,008 during the third quarter of 1995. The increase was due to the debt incurred in connection with the two acquisitions in June 1996.

     During the third quarter of 1996, the Company recorded a gain of $267,444 from the sale of a portion of its holdings in Atlanta Technology Group. The Company also recorded deferred tax credits of $88,000 in the third quarter of 1996 (see notes to financial statements included herewith).

     As a result of the foregoing factors, net income improved $537,500, from a net loss of $82,758 during the three months ended September 30, 1995 to net income of $454,742 during the three months ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities.

     Net cash used in operating activities in the nine months ended September 30, 1996 amounted to $446,856, due principally to higher accounts receivable resulting from higher levels of shipments. The Company realized $1,077,390 from private placements and the exercise of warrants. Approximately $433,795 was used for acquisitions; borrowings were reduced a net $234,235; the remainder was available for operations.

     Working capital was $3,558,003 at September 30, 1996.

     In June 1996, the Company entered into an extension of its line of credit with a bank, which now provides for borrowings of up to $300,000 through June 3, 1997. As of September 30, 1996, $250,000 was outstanding. At September 30, 1996, Nutek had borrowings of $409,248 under its line of credit, which has a maximum of the lesser of $1,000,000 or the borrowing base (as defined).



The Company has no material commitments for capital expenditures as of September 30, 1996. The Company believes it will be able to meet its current obligations with funds generated from operations and the existing credit facilities during the next twelve months.

INFLATION

     The Company believes that inflation has not had a material impact on its business.

SEASONALITY

     The Company does not believe that its business is seasonal.

                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On June 27, 1996, the Company's Annual Meeting of Shareholders was held. The following members of the Board of Directors were re-elected with the following vote:


NAME                                           VOTE FOR          VOTE WITHHELD     ABSTENTION       BROKER NON-VOTES
---------                                      --------          -------------     ----------       ----------------
Albert E. Gosselin, Jr                         5,507,361             76,325           None               None
Gary L. Dudley                                 5,505,761             77,925           None               None
Craig E. Gosselin                              5,484,329             99,357           None               None
Barbara L. Gosselin                            5,504,061             79,625           None               None
Marcia Smith                                   5,511,761             71,925           None               None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) The Company filed three (3) reports on Form 8-K during the period ended September 30, 1996. On June 14, 1996, the Company filed a Current Report on Form 8-K describing the retaining of Liviakis Financial Communications, Inc. ("Liviakis") as its investor relations consultant, and the issuance of stock options to Liviakis in connection therewith. On July 3, 1996, the Company filed a Current Report on Form 8-K describing the acquisition of Nutek, Inc. and the incurrence of debt related thereto. On August 29, 1996, the Company filed Amendment No. 1 to the Form 8-K filed on July 3, to report the financial information required as a result of Nutek acquisition.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                POLLUTION RESEARCH AND CONTROL CORP.
                                ------------------------------------
                                (Registrant)



Date:  November 12, 1996        By:  /s/ Albert E. Gosselin, Jr.
       -------------------        -------------------------------------------
                                  Albert E. Gosselin, Jr.,
                                  President and
                                  Chief Executive Officer



Date:  November 12, 1996        By:  /s/ Cynthia L. Gosselin
       -------------------        --------------------------------------------
                                  Cynthia L. Gosselin,
                                  Chief Financial Officer