Form 10KSB40
period 1996-12-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1997-03-31
CIK 763950

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1996

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                      Pollution Research and Control Corp.
           (Name of Small Business Issuer as Specified in its Charter)

         California                                    95-2746949
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification Number)

506 Paula Avenue, Glendale, California                    91201
--------------------------------------                    -----
(Address of Principal Executive Offices)                  (Zip Code)
Small Business Issuer's telephone number, including area code (818) 247-7601 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

Check whether the Small Business Issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Small Business Issuer was required to file such reports), and (2) has been subject to such filing
requirements of the past 90 days. Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [X].

Small Business Issuer's revenues for its most recent fiscal year: $ 8,805,011

The aggregate market value of the voting stock held by non-affiliates of the Small Business Issuer, computed by reference to the average bid and asked prices of such stock on March 24, 1997 was $ 5,300,000.

Total number of pages -                     Exhibit Index is located at Page E-1

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Certain exhibits to this Annual Report as set forth in the Exhibit Index located at page E-1.

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 1996

                                TABLE OF CONTENTS

Part I                                                                                                   Page
------                                                                                                   ----
         Item 1.                    Description of Business                                                4
                                    General                                                                4
                                    History of the Company                                                 4
                                    The Air Pollution Industry                                             6
                                    Instrument Market                                                      7
                                    Control Market                                                         8
                                    Governmental Approval                                                  8
                                    Governmental Regulation and Enforcement                                9
                                    Company Products                                                       9
                                    Marketing and Sales; Backlog                                          11
                                    Foreign Sales                                                         11
                                    Manufacturing and Purchasing                                          12
                                    Research and Development                                              12
                                    Employees                                                             13
                                    Competition                                                           13
                                    Intellectual Property                                                 14

         Item 2.                    Description of Properties                                             14

         Item 3.                    Legal Proceedings                                                     14

         Item 4.                    Submission of Matters to a Vote of Security Holders                   15

Part II.

         Item 5.                    Market for Common Equity and Related Stockholder
                                    Matters                                                               15

         Item 6.                    Management's Discussion and Analysis or Plan of
                                    Operation                                                             15
                                    Liquidity and Capital Resources                                       16
                                    Seasonality                                                           17

         Item 7.                    Financial Statements                                                  F-1 - F-19

         Item 8.                    Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosures                                  17

                                TABLE OF CONTENTS

                                   (continued)

Part III                                                                                                 Page
--------                                                                                                 ----
         Item 9.                    Directors, Executive Officers, Promoters and Control Persons;
                                    Compliance with Section 16(a) of the Exchange Act                     17
                                    Directors, Executive Officers and Key Employees                       17
                                    Family Relationships                                                  18
                                    Business Experience                                                   18
                                    Compliance with Section 16(a) of the Securities
                                    Exchange Act of 1934                                                  20

         Item 10.          Executive Compensation                                                         21
                                    Executive Compensation                                                21
                                    Compensation of Directors                                             21
                                    Employees' Incentive Stock Option Plan                                21
                                    Employment Agreements                                                 21

         Item 11.          Security Ownership of Certain Beneficial Owners and
                           Management                                                                     22

         Item 12.          Certain Relationships and Related Transactions                                 24

         Item 13.          Exhibits and Reports on Form 8-KA
                           (a)      Exhibits                                                              24
                           (b)      Reports on Form 8-KA                                                  24

ITEM 1.                    DESCRIPTION OF BUSINESS

GENERAL

         The Company in its "core business" of over twenty years primarily designs, manufactures and markets automated continuous monitoring instruments used to detect and measure various types of air pollution, such as "acid rain," "ozone depletion" and "smog episodes," through its wholly-owned subsidiary, Dasibi Environmental Corp. The Company's products are generally used to measure air pollution levels in geographic areas which range in size from small industrial sites to entire states or countries. The Company also supplies computer-controlled calibration systems that verify the accuracy of its instruments, data loggers to collect and manage pollutant information and final reporting software for remote centralized applications, which is classified as "core business related."

         Because the Company has accumulated Air Pollution Technology (see "History of the Company" below) and because severe competitive price pressures in its core business have developed (see "History of the Company" below), the Company has diversified uses of its technology to medical instrumentation which measures air pollutants for medical diagnostics and to control applications to eliminate or reduce the air pollutants measured in its "core business." (See "Instrumentation Market" and "Control Market" below).

HISTORY OF THE COMPANY

         The Company was organized as a California corporation on December 24, 1971, under the name of "A.E. Gosselin Engineering, Inc." as a wholly-owned subsidiary of "Pollution Research and Control Corp." ("PRCC"), a California corporation co-founded in 1966 by Albert E. Gosselin, Jr., the Company's President and Chief Executive Officer, and his wife, Barbara Gosselin, an executive officer and director of the Company. Mr. Gosselin founded the Company to design, manufacture and market air pollution monitoring equipment for ambient air (i.e., the surrounding air) as distinguished from the customer stack source monitoring systems then being designed, manufactured and sold by PRCC. The name of the Company was changed to "Dasibi Environmental Corp." on March 22, 1973. (See Item 9. "Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act - Directors, Executive Officers and Key Employees.")

         The Company was operated as a wholly-owned subsidiary of PRCC until its initial public offering of securities in May 1985. In 1984, PRCC discontinued its research and development activities and assigned them to the Company. From 1984 through May 1985, PRCC acted primarily as a holding company for the Company and Applied Conservation Technology, Inc. ("ACT"), then a wholly-owned subsidiary of PRCC engaged in the business of providing environmental impact reports to electric utilities. ACT was purchased by its management from PRCC in November 1986. Gary Dudley, a director and former Vice President of the Company and a former executive officer and director of PRCC, has been the President and a principal shareholder of ACT, a diversified environmental consulting firm now located in Westminster, California, since November 1986. (See Item 9. "Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act - Directors, Executive Officers and Key Employees.")

         In May 1985, the Company received aggregate net proceeds in the amount of $514,000 from a public offering of 150,000 Units, each Unit consisting of two shares of Common Stock and one warrant exercisable to purchase one share of Common Stock at an exercise price of $3.00 per share ("Common Stock Purchase Warrant"). As a result of this offering, PRCC's ownership of the Company was reduced to 88.2%. All Common Stock Purchase Warrants issued in this offering expired unexercised in May 1986. As a result of a six-for-100 "dividend-in-kind" of a portion of PRCC's shares of the Company's Common Stock to its shareholders in November 1985, PRCC's ownership of the Company was further reduced to 81%. In October 1986, PRCC distributed the remainder of its shares of the Company to the shareholders of PRCC in a 70 for 100 distribution. There is currently no relationship, business or otherwise, between the Company or its management and PRCC, which is now known as "McMartin Industries, Inc."

         The Company received net proceeds aggregating approximately $1,979,000 from a public offering of 1,453,497 Units, each Unit consisting of one share of Common Stock and one warrant exercisable to purchase one share of Common Stock at an exercise price of $1.75 per share, completed in July 1989. In October 1995, these warrants were extended to March 29, 1996. In February 1996, the warrant exercise price was decreased to $0.60 and the warrants expiration date was unchanged. By March 30, 1996, 266,900 warrants had been exercised and 1,944,097 expired.

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

         In February, 1994, the Company acquired the technology and inventory of the Byron Hydrocarbon Analyzer line from General Monitors, Inc. ("GMI"), for a purchase price of $225,000. Of the purchase price, $200,000 was paid by the Company in cash and $25,000 was rescheduled by mutual agreement and was paid July 1, 1996.

         In March 1994, the Company entered into an exclusive worldwide requirements agreement over a three-year period with London-based Logan Research, Ltd. ("LRL") to provide LRL with oxides of nitrogen instrument parts on an "as required" basis for use in medical technology applications. In October 1995, the agreement was modified to be exclusive with a domestic corporation, Logan Medical Devices ("LMD"), which acquired Logan Research, Ltd. In 1995, the Company advanced $164,000 to LRL. The $164,000 was charged against operations in 1995. In June 1996 the Company acquired 100% of the common stock of LMD for 600,500 options to LMD shareholders, all options above market bid price and vesting in January, 1998, such bid price as existed in the date of agreement. In addition, the Company contributed $250,000 to LMD for working capital. LMD is considered as a "start-up" which requires equity funding for marketing and FDA approval. The product however, is considered "commercial." There is no assurance that any equity funding can be obtained.

         Also, in June, 1996, the Company acquired 100% of the stock of Nutek, Inc., a Pensacola, Florida, electrical control panel and printed circuit board manufacturer. No company stock was issued, but 340,000 options at above market bid price on the date of agreement were issued to key employees in this transaction, lawyers and "finders." Such options will vest in January 1998. The Company directly paid $250,000 cash into an estimated total purchase price of $1,900,000, the balance obtained from asset based financing solely on Nutek's assets. The Company acquired Nutek primarily for the customer list as it would fit into the Company's air pollution control technology diversification plans.

         To finance the two acquisitions described above, the Company entered into a private placement on May 30, 1996 for $600,000 in exchange for 1,000,000 units consisting of one share of Common Stock and one warrant to purchase one share of Common Stock for $1.00. The approximate market bid price at that time frame was $0.80 per share.

         Concurrently on May 30, 1996, the Company retained a public relations firm under a one year contract for a total consideration of 1,000,000 options for Common Stock at a bid price on date of signing and an additional 1,000,000 options for Common Stock at 25% above bid price. On September 3, 1996 the contract duration was reduced by six months and the number of additional options referred to above was reduced by 700,000. On October 29, the Company reduced the contract duration by another two months.

         On September 20, 1996 the Company entered into a private placement with an unaffiliated individual at an average price of 1.00 per unit (market at $1.25 per common share) which consisted of 350,000 common shares and 300,000 warrants to purchase Common Stock at $1.50 per share.

         The Company's operating profit for fiscal 1994, 1995, and 1996 decreased significantly as compared to fiscal 1993. These declines were principally because of significant competitive price pressure for the Company's air pollution monitoring instruments, thus forcing the Company to lower its domestic and foreign bids, reducing the number of the Company's bids awarded and reducing the profit margin on the bids awarded to the Company. Beginning in the third quarter of fiscal 1994, the Company implemented certain cost reduction measures in its operating expenses, suspended major new product development efforts and scaled back its efforts to improve or modify existing technologies in response to the competitive price pressures. Throughout 1995 and 1996 the Company shipped record numbers of instrumentation units, but continued competitive pricing pressure resulted in lowered gross margins. In March of 1996, efforts were begun to reduce fixed expenses by participating in the Mexican Maquiladora program, initially for all production labor associated with the Company's excess backlog, if any. This program was cancelled in July 1996 and all costs expensed.

THE AIR POLLUTION INDUSTRY

         Air pollution consists of certain gases or particles, generally the products of combustion or other industrial processes, which are or may be hazardous to human health. Pollutants include carbon monoxide, ozone, oxides of sulfur and nitrogen, hydrogen sulfide and particles. Small amounts of these pollutants, such as a few parts per million or part per billion, may be harmful. The instruments produced and sold by the Company, the "core business" detect and measure these pollutants and are also utilized in calibrating other pollution measurement equipment. Any systems or processes such as the Company's "flue gas purification system" patent employ chemical and mechanical means to remove these same pollutants from combustion exhaust gases. (See "Research and Development" under this Item 1. "Description of Business").

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

         In basic continuous monitoring instruments, ambient air is taken into a manifold, the function of which is to direct a fast-moving stream of ambient air to the monitor. The instrument may use a filter to remove particulates or scrubbers to remove gasses that might interfere with accurate measurement of the pollutant. The pollutant is then introduced into a measurement cell environment where it undergoes a chemical or physical reaction, the output of which can be converted to an electrical signal which, in turn, can be read locally or transmitted to some remote monitoring plant or computer. Measurement cells can be based in many different methods for the detection of the pollutants of interest. Thus, an instrument designed may have many different methods available by which a pollutant may be identified and measured.

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

INSTRUMENT MARKET

         The air pollution monitoring equipment market includes two markets: (i) source instrumentation for monitoring the source's pollutant emissions as they are discharged into the air and (ii) ambient air for instrumentation for monitoring ambient air pollution. The two markets are quite different in that source instrumentation is generally not subject to rigid governmental-imposed guidelines because of the difficult analyses involved, while ambient air instruments are subject to rigid governmental guidelines because the pollutants are easier to define and measure.

         Generally, the Company sells its instruments for use in systems for the measurement of ambient air pollution. In a system, air pollution monitoring instruments are united with additional equipment to provide a comprehensive measurement unit. In an ambient air instrumentation system, the monitoring instrument is combined with a manifold intake, a calibrator and data transmitters. The system samples the ambient air, measure the pollutants and transmits the data. The Company designs and manufactures all instruments used in a system, including the data tabulation and transmission devices. At the present time, the Company believes that it is the only manufacturer that is able to furnish its customers with a complete "in-house" ambient air monitoring system.

         Until recently, the Company's products were not applicable to the source instrumentation market. However, because of the new governmental regulations requiring greater accuracy and dilution conditioning as a standard (reducing pollution concentrations to the parts per billion level) for source instrumentation involving a continuous emission monitoring system ("CEMS"), the Company's products are now applicable. The Company is not currently able to offer customers a CEMS because it does not manufacture the additional equipment needed to complete the system. The Company commenced a research and development program in July 1992 for the purpose of developing an innovative CEMS which currently remains in the prototype stage of development. The Company does not require EPA-approval of any of its instruments in order to complete a CEMS. (See "Research and Development" under this Item 1.
"Description of Business.")

CONTROL MARKET

         The air pollution control market makes only minimal use of measurement instrumentation. This market is concerned with "purification" of exhaust gases emanating from combustion-related or even chemical-only processes. The "purification" process consists of using various types of equipment which may or may not involve catalysts and/or reagents to cause reactions and/or mechanical removal of a high percentage of selected air pollutants. The highest percentage obtainable will relate, at any given time, to the state-of-the-art of the technology involved and the economics of implementing the technology. The market is old, in essence dating to the beginnings of the industry when soot collectors were first installed on combustion chambers. However, the market size is embryonic since technology has not materially advanced and implementation remains costly so as not to allow any generally accepted control of source pollutants. The Company filed a patent application in April 1994 for a "flue gas purification system," which issued in 1996, however, the commercial viability of a market for this invention is not assured. (See "Research and Development" and "Intellectual Property" under this Item 1. "Description of Business.")

         The acquisition of Nutek, which primarily designs and fabricates instrument electrical control panels, was intended at first, as an entry into the coal-fired industrial applications and second as a manufacturer for significant components of the Company's patent system.

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

         Each of the Company's models of ozone monitors and its sulfur dioxide and oxides of nitrogen monitors have been approved as equivalent methods by the EPA. Additionally, the Company's carbon monoxide have been approved as equivalent methods by the EPA. Additionally, the Company's carbon monoxide monitors have been approved as reference methods. The Company is currently testing a particulate analyzer (beta ray attenuation) for approval as an equivalent method by the EPA. The Company has never had, or been threatened with, a recall as the result of subsequent testing by the EPA of a production model of any of its instruments.

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

GOVERNMENTAL REGULATION AND ENFORCEMENT

         Legislation requiring more precise air pollution monitoring and enforcement is increasing in the sophistication of the technology improves and as concern for the environment, particularly the depletion of the ozone layer, becomes more acute. The Clean Air Act and the Clean Air Act Amendments of 1990 (the "1990 Amendments"), which are being rapidly implemented, require increased control of industrial air pollution and represent an increasing threat of shut-down for U.S. industrial concerns which fail to obtain necessary permits and engage in other conduct violative of the legislation. Because increased control requires increased management and monitoring of air pollutants by government and industry, the Company expects, but cannot assure, a steadily increasing market for its products. Company management believes that governmental enforcement policy also has a significant effect on the demand for the Company's products. A relaxation during 1982 in the federal enforcement of governmental standards resulted in a decrease in demand for the Company's products. Since the, the worldwide trend toward increasingly stringent environmental standards for industrial air pollution together with stricter governmental enforcement of environmental regulations, is expected by management to cause continued expansion of segments of the analytical instruments market and a continued increase in demand for the Company's products. In essence, the Company furnishes a product that the customer does not want to buy voluntarily. In previous years, price difference was not significant to the selection process. Since 1994, sizeable discounts have become significant to the purchasers.

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

         In June 1996, the Company acquired Logan Medical Devices ("LMD") a "start-up" "operation". For three years prior, the Company worked with LMD's principal to modify and improve the Company's nitric oxide instrument to allow non-invasive asthma diagnostics. While the Company believes the instrument is "commercial", external funding is required for a medically-oriented sales and marketing network and additionally for completion of FDA approval. There is no indication that the Company will be successful in its attempt to manufacture and market this product on a scale comparable to its "core business."

         The Company offers a two-year warranty on all of its instruments, with the exception of certain components, such as lamps, which have short lives. With respect to such components, the Company passes on to the customer the warranty (usually one year) which it receives from the manufacturer. The Company's warranty provides for repair or replacement of defective products. During each of the last five fiscal years, the Company has been required to honor its warranty with respect to less than 0.3% of total instruments sales during each such year.

         In June, 1996, the Company acquired Nutek, Inc., - an established instrument, electrical control panel design and fabrication facility. These products, per se, are not synergistic with the air pollution control technology nature of the Company except in certain cases where the panels may control large air pollutant removal devices. Nutek's customers are primarily associated with coal-fuel combustion and are therefore potential customers for the Company's current approach to the air pollution control business. However, Nutek has a substantial potential synergistic value in design and manufacture of the Company's existing instrument components and the Company's proposed control systems.

MARKETING AND SALES; BACKLOG INSTRUMENTS

         The marketing and sales activities of the Company include advertising by mail in trade journals (primarily Pollution Equipment News and Air Pollution Control Association Journal) and attendance and exhibition at worldwide air pollution conferences. The Company attends the annual conference of the Air Pollution Control Association as well as worldwide conferences. The Company's core business instruments have been sold to customers world-wide, including industrial manufacturers; federal, state, city, local and foreign governmental agencies; major industrial companies; and educational and research institutions in over 30 countries. Sales made in the United States are handled directly by the Company's sales staff. All of the Company's foreign sales are made to distributors who, in turn, resell to the end users. The Company sells to these distributors at a discount from the listed price. Management believes that the loss of a distributor who may account for a large percentage of sales would have little impact on net revenues as the end users of the Company's products could be transferred to new distributors.

         During the last three fiscal years, foreign sales have represented approximately 55% to 70% of the Company's total revenue. The Company's sales in the export market are evenly distributed among all of its products. Export sales are billed and paid in the United States dollars only.

         The Company's core business instruments have been sold during the past five years to over 300 customers in over 30 countries, including industrial manufacturers; federal, state, city, local and foreign governmental agencies; and educational and research institutions. However, a significant loss in the number of government agencies, industrial companies or research agencies which typically purchase the Company's instruments could have a material adverse effect on the Company.

         Historically, none of the Company's business has been subject to the re-negotiation of profits, and no government orders have ever been terminated. The backlog at December 31, 1996 was approximately $500,000 which amount the Company does not consider material.

FOREIGN SALES

         The following table sets forth certain information regarding the Company's foreign sales for the last two fiscal years:

                                                                                        Year Ended
                                                                                        December 31,
                                                                                        ------------
                                                                                1996                      1995
                                                                                ----                      ----
                                                                                        (In thousands)
         Aggregate sales to unaffiliated foreign customers:

         Europe and The United Kingdom                                          $   866                   $1,445

         Asia and Pacific Rim                                                   $ 1,200                   $1,071

         Latin America & Other                                                  $   607                   $  525

         During the fiscal year ended December 31, 1996, no one customer accounted for more than 10% of net sales. During the fiscal year ended December 31, 1995 sales to a foreign distributor who services multiple customers represented 16% of net sales.

         Historically, backlog has not been significant to the Company's operations because orders usually require delivery in 45 to 90 days. As of December 31, 1996, the Company had approximately $2,600,000 in orders which required delivery in 90 days or less, a backlog which the Company does not consider significant.

         Nutek markets through sales agents located in the Southeast. A request for quotation is usually generated from an end user of an engineering firm for competitive bid. The backlog at December 31, 1996 was approximately $2,000,000, which amount the Company does not consider material.

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

RESEARCH AND DEVELOPMENT

         Historically, the Company has been actively engaged in research and development in order to produce new products. However, the competitive price pressures experienced by the Company since early 1994 have sharply limited the new product development to areas of software as opposed to hardware. Developed over the past three years, DECS (Dasibi Environmental Central Software) is a Windows-based, network control and reporting program for multi systems of pollutant analyzers and ancillaries. Similar programs exist but management believes none are under single manufacturer design and responsibility.

         Because of price pressure demands, the Company has been limiting CEMS and Flue Gas Purification System development work.

EMPLOYEES

         As of March 24, 1997, the Company had 115 full-time employees, of whom 9 were engaged in administration, 13 in engineering, 88 in manufacturing and 5 in sales and marketing. None of the Company's employees are represented by a labor union. The Company has never had a strike or lockout and considers its employee relations to be good.

COMPETITION - INSTRUMENTS

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

         Although the Company is not aware of any other company that competes with it in all of its product lines, all of its competitors have resources substantially greater than those of the Company. There are also smaller companies that specialize in a limited number of the types of products manufactured by the Company. The Company's primary competitors in the domestic market are Thermo Instrument Systems, Inc. ("Thermo Instrument Systems") and Monitor Labs, Inc. ("Monitor Labs"). In the foreign market, the Company's primary competitors are Thermo Instrument Systems, Monitor Labs and Kimoto Instruments Co. of Japan ("Kimoto Instruments Co.") and Horiba ("Horiba Instruments.")

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

COMPETITION - CONTROL PANELS

         Nearly all of Nutek's competitors are considerably larger and more "well-financed" than Nutek. Nearly all awards are the result of competitive bidding which results in low gross profit margins. Primary competitors are Instrument Control Service ("ICS") and Carter-Crawley Engineering and Controls.

INTELLECTUAL PROPERTY

         Although the Company obtained patents for its ozone monitor and various techniques in instrument design, it has generally been the Company's policy to proceed without patent protection since it is management's belief that the disclosure requirements of the federal patent laws provide competitors with easy access to the secrets of rapidly changing technology. The instrument patents obtained by the Company, all of which have expired, are not deemed by management to be significant to the Company's business operations or potential success. The Company has no federal or state registered trademarks and no franchises or concessions. The Company has common law rights to the trademark "Dasibi."

         Albert E. Gosselin, Jr., the Company's co-founder, has, for the past several years, devoted personal research time to developing an innovative, cost conscious system for purifying exhaust gases. His efforts resulted in the filing of a patent application for such system on behalf of the Company in April 1994, subsequently granted in September 1996.

ITEM 2.                    DESCRIPTION OF PROPERTIES

         In July 1994, the Company moved its administrative, instrument manufacturing and employee facilities to 39,070 square feet at 506 Paula Avenue, Glendale, California. The Company leases the space from an unaffiliated third party for a term of ten years commencing as of July 1, 1994, at a base rent of $24,223 per month plus operating costs and taxes, with a provision for increases in the base rent related to increases in the Consumer Price Index. The Company utilizes most of its existing office and manufacturing space and believes that such space is adequate for its needs for the foreseeable future.

         The Company's Nutek subsidiary has two buildings located in twelve acres in a prime commercial area. The main building contains offices, sheet metal and electrical areas and has 20,200 square feet. The second building, housing printed circuit board and painting, has 18,180 square feet. Land and buildings are under one five year lease to an unaffiliated party at rents increasing from $3,000 per month to $7,000 per month in year 5.

         The Company's Logan Medical Device subsidiary is approximately 4000 square feet in Kent, U.K. and is leased from Mr. Ron Logan-Sinclair pension fund holdings at a rate of $600 per month which the Company believes to be fair and reasonable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 1996 fiscal year by means of the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded over-the-counter on NASDAQ under the symbol "PRCC." Set forth below are the high and low closing bid by quotations in the over-the-counter market for the Common Stock as reported by the relevant market makers for fiscal years 1996 and 1995. Quotations represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                              Fiscal 1996                        Fiscal 1995

Quarter Ended                                                 High Bid          Low Bid          High Bid          Low Bid
-------------                                                 --------          -------          --------          -------
Common Stock:
March 31                                                      $ .81              $.44             $ .69             $ .62
June 30                                                        1.91               .59               .91               .59
September 30                                                   1.81               .97              1.22               .62
December 31                                                    1.44               .81               .88               .56

         As of March 23, 1997, the approximate number of shareholders of record of the Company's Common Stock was 1,100. The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

         Net revenues in 1996 were $8,805,000, compared to $5,515,000 in 1995, a 60% increase. The increase was primarily due to the acquisitions of Nutek and LMD completed in June, 1996, although revenues from the Dasibi core air pollution business improved 3%.

         Gross margin was 27% of consolidated net revenues in 1996, compared to 34% in 1995. Approximately 60% of the decline was due to the fact that Nutek has historically operated at lower gross margins (20 to 25%) than the air pollution instrument business; a decrease to a 29% gross margin for 1996 in the core business, caused by product mix and ongoing competitive price pressures, accounted for the other 40% of the decline in consolidated gross margin.

         Selling, general and administrative expenses increased from $2,044,000 in 1995 to $2,278,000 in 1996, or 11%. The selling, general and administrative expenses of Nutek and LMD added in June, 1996 were offset in part by the cost reductions made at Dasibi.

         Research and development expense decreased from $238,000 in 1995 to $136,000 due to further cutbacks management made in its research and development efforts in response to the continuing price pressures.

         Interest expense increased from $6,000 in 1995 to $146,000 in 1996, primarily due to the debt incurred to finance the Nutek acquisition.

         In 1996, a non-recurring gain from the sale of a portion of the Company's shares in Atlanta Technology Group, Inc. of $570,000 was realized. In 1995, a non-recurring loss of $164,000 related to the development of the Logan Research venture was recorded.

         In 1995, the Company recorded no income tax benefit on its net loss. Prior to 1996, the net operating loss carryforward and other deferred tax assets had a 100% valuation allowance against them. As a result of the acquisitions completed in June, 1996, management reevaluated the valuation allowance, and because management believed there was now a greater likelihood the deferred tax assets will ultimately be realized, began reducing the valuation allowance beginning with the second quarter of 1996. A total of $292,000 in deferred tax credits were recorded in 1996.

         As a result of the foregoing factors, net income was $640,000 compared to a net loss of $597,000 in 1995, an improvement of $1,237,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed operations through bank borrowings and the issuance of common stock in both public and private offerings.

         Working capital at December 31, 1996 was $3,048,000. Management believes that the anticipated cash flows from operations will be sufficient to meet the Company's short-term cash needs. As of March 24, 1997, the Company has no material commitments for capital expenditures.

         The Company has a line of credit with a bank which provides for borrowings of up to $200,000 until June 3, 1997. Interest is at the prime rate plus 2%. $190,000 was outstanding at December 31, 1996; $90,000 was outstanding on March 24, 1997.

         Nutek has a line of credit from an asset-based lender of the lesser of $1,000,000 or the borrowing base (as defined); which expires June 28, 1999. Nutek's line of credit bears interest at the large commercial bank prime rate plus 2 1/2%. $364,000 was borrowed on Nutek's line at December 31, 1996; $488,460 was outstanding March 24, 1997.

         Net cash flows from operating activities was a negative $236,000 in 1996, due primarily to an increase of $789,000 in accounts receivable, which were at unusually low levels at the end of 1995.

         Proceeds from the sale of common stock and the exercise of options and warrants was $1,157,000 net of offering costs in 1996. Debt was reduced a net $385,000; $380,000 (net of cash acquired) was invested in acquisitions; capital expenditures and the investment in the patent were $77,000; the remaining $315,000 was available for operations.

SEASONALITY

         Management does not believe that the Company's business is seasonal.

ITEM 7.           FINANCIAL STATEMENTS

         The Company's Financial Statements and the related Notes thereto are set forth at pages F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On December 28, 1996, the Company disengaged the accounting firm of Greenberg & Jackson as its independent auditors and selected the accounting firm of AJ. Robbins, P.C. to act as the Company's independent auditors for the fiscal year ended December 31, 1996. Disclosure regarding this matter is set forth in the Company's Current Report on Form 8-KA dated January 9, 1997.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Set forth below are the names, ages, positions with the Company, Dasibi Environmental Corp, Nutek, Inc. and Logan Medical Devices:

         NAME                       AGE                       POSITION(S) WITH COMPANY AND DASIBI
         ----                       ---                       -----------------------------------
Albert E. Gosselin, Jr. (1)(3)       64                       President, Chief Executive Officer and
                                                              Chairman of the Board of Directors
Cynthia L. Gosselin  (1)(2)          35                       Chief Financial Officer
Barbara L. Gosselin  (1)(2)          61                       Secretary and Director
Marcia A. Smith (1)                  58                       Director of Pollution Research and Control
                                                              Corp.; Manager of Administration of Dasibi
                                                              Environmental Corp.

         NAME                       AGE                       POSITION(S) WITH COMPANY AND DASIBI
         ----                       ---                       -----------------------------------
Gary L. Dudley (1)                   59                       Director
Craig E. Gosselin (1)                37                       Director
Paul Richardson                      54                       President, Director Nutek
Debbie Kendrick                      45                       Vice President, Director Nutek
Ron Logan-Sinclair                   47                       President, Director LMD

(1) The individuals named above hold the identical positions indicated with Dasibi Environmental Corp. ("Dasibi")

(2) The individuals named above hold the identical positions indicated with Nutek, Inc.

(3)      The individual named above is a director of Nutek, Inc.

         All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the board of directors.

FAMILY RELATIONSHIPS

         Albert E. Gosselin, Jr., and Barbara L. Gosselin, husband and wife, are the parents of Craig E. and Cynthia L., all of whom are adults. All of the foregoing are presently serving as executive officers and/or directors of the Company. Except as set forth herein, no family relationship exists between any director or executive officer or the Company.

BUSINESS EXPERIENCE

         Albert E. Gosselin, Jr., has served as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company (formerly "Dasibi Environmental Corp." and "A.E. Gosselin Engineering, Inc.") and Dasibi (formerly "Baral Engineering, Inc."), corporations which he co-founded with Barbara L. Gosselin, since the organization of those corporations in December 1971 and July 1976, respectively. He also served as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company's former parent corporation, a corporation also named "Pollution Research and Control Corp. ("PRCC") which he co-founded with Mrs. Gosselin under the name of "A.E. Gosselin Engineering Co.," from its inception date in 1966 through the date of its spin-off in October 1986. Mr. Gosselin also served as the President, Chief Executive Officer and Chairman of the Board of Directors of Applied Conservation Technology, Inc. ("ACT"), a former wholly-owned subsidiary engaged in the business of providing environmental impact reports to electric utilities, together with the Company, of PRCC, from 1980 through the date of the purchase of ACT by its management from PRCC in November 1986. ACT is presently a diversified environmental consulting firm owned and managed by Gary L. Dudley, a Company director, and other members of management. Mr. Gosselin received a Bachelor of Science in mechanical engineering from Loyola University, Los Angeles, California, in 1954. He has been a registered mechanical engineer in the State of California since 1959.

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

         Gary L. Dudley has served as a director of the Company during the periods since June 1991 and from 1980 through January 1991, and he served as the Company's Vice President from 1979 through November 1986. Mr. Dudley also served as an executive officer and a director of PRCC, the Company's former parent corporation, from 1984 through the date of the spin-off of PRCC in October 1986. Mr. Dudley has been the President and a principle shareholder of ACT, now located in Westminster, California, a diversified environmental consulting firm formerly wholly-owned, together with the Company, by PRCC, since the purchase of ACT by its management from PRCC in November 1986. He served as ACT's Vice President from 1980 through 1986. From 1962 through 1978, Mr. Dudley was employed in various engineering-related positions by Southern California Edison Company, TRW Systems, McDonnell Douglas Corporation and North American Rockwell Corporation. He received a Bachelor of Science in engineering from California State University in 1962 and a Masters Degree in Mechanical Engineering from the University of Southern California in 1966. Mr. Dudley is a registered mechanical engineer in the State of California and a member of the Association of Environmental Professionals.

         Craig E. Gosselin has served as a director of the Company and Dasibi since October 1987. Mr. Gosselin is an attorney who has been licensed to practice law in the State of California since 1984. He has served as the Vice President and General Counsel of Vans, Inc., a publicly-held manufacturer, distributor and retailer of footwear, snowboard boots, apparel and related accessories located in Orange, California, since July 1992. He received a Bachelor of Business Administration from Loyola Marymount University in 1981 and a Juris Doctor from Southwestern University School of Law in 1984.

         Paul Richardson was employed by Nutek as an Electrical Engineer from 1970 to 1994. He returned in 1996 to serve as President and a Director of Nutek. Mr. Richardson received a Bachelor of Electrical Engineering from the University of Florida in 1964.

         Debbie Kendrick, a founder of Nutek, has been employed with Nutek since 1978 in all areas of administration.

         Ron Logan-Sinclair founded, and has served as the Managing Director of Logan Research Limited, Rochester, Kent, England, since April 1994. Logan Research Limited has been engaged in research and development involving medical devices, primarily, medical inflammation (nitric oxide) analysis devices and artificial heart drive devices since May 1994. For a period of approximately 24 years prior to April 1994, Mr. Logan-Sinclair was employed by the Royal Brompton National Heart and Lung Hospital, London, England, with responsibilities in the areas of medical electronics, biomedical and clinical engineering and medical physics. He is a proven researcher and designer of medical equipment who developed the inflammation and analytical monitor and is presently engaged in the development of a number of other medical devices.

         The Company, Albert E. Gosselin, Jr., President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and Cynthia L. Gosselin, Chief Financial Officer of the Company were named as defendants in Case Number 1.94CV01425 filed by the Securities and Exchange Commission in the United States District Court for the District of Columbia on June 28, 1994. The Commission alleged in the Complaint for Permanent Injunction and Other Relief, among other things, that the Company and Mr. Gosselin committed numerous violations of the federal securities laws in 1989, 1990 and 1991, including disseminating materially false and misleading information about the Company to the investing public through public announcements and filings with the Commission relating, primarily, to the Company's acquisition and subsequent disposition of two companies, Air Instruments and Measurements, Inc. and Environmental Information Systems. Additionally, the Complaint alleged that the Company's financial statements incorrectly reported inventory figures and failed to reflect timely write-offs of uncollectible accounts receivable and that the Company materially understated annual and quarterly losses during this period. The allegations against Ms. Gosselin were that she served as the Company's Chief Financial Officer and that she was responsible for the Company's inadequate books and records and internal controls during this period. The Commission also alleged that the Company violated the federal securities laws in connection with an unregistered public distribution of securities. The Commission sought to enjoin the defendants from engaging in the future in similar illegal acts and practices and to order defendant Albert E. Gosselin, Jr., to pay civil penalties. On July 14, 1994, the defendants, without admitting or denying any of the allegations of the Complaint, consented to the entry of Final Judgment of Permanent Injunction and Other Relief (the "Final Judgment"). The Final Judgment as to Mr. Gosselin required him to pay a civil penalty in the amount of $25,000.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, required the Company's and executive officers and directors, and persons who own more than ten percent of a registered calls of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, and representations that no other reports were required during the fiscal year ended December 31, 1996, the Company's executive officers, directors and greater than ten per cent beneficial owners of its Common Stock, complied with all
Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

                  The following table sets forth the total cash and non-cash compensation paid by the Company for the fiscal years ended December 31, 1994, 1995, and 1996 to the Company's President and Chief Executive Officer who was the only executive officer of the Company whose aggregate cash compensation exceeded $100,000 for the 1996 fiscal year.


                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

                                                                                    Long Term
                                                                               Compensation Awards
                                                                              Securities Underlying
Name and Principal Position                Year               Salary             Options/SARs(#)
---------------------------                ----               ------             ---------------
Albert E. Gosselin, Jr., President,        1996              $ 211,925              55,000
Chief Executive Officer and                1995              $ 196,638                 ---
Chairman of the Board                      1994              $ 180,000              53,847

         The Company does not provide officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

COMPENSATION OF DIRECTORS

         Directors do not receive compensation pursuant to any standard arrangement for their services as directors.


EMPLOYMENT AGREEMENTS

         The Company has employment agreements with Albert E. Gosselin, Jr., the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and Cynthia L. Gosselin, the Company's Chief Financial Officer. Mr. Gosselin's employment agreement (the "Agreement") was first approved by the Board of Directors on July 30, 1987, and has since been extended through August 31, 1999. The Agreement, as extended, provides for the payment to Mr. Gosselin of a base salary of $200,000, $210,000 and $220,000 during the one-year periods ended August 31, 1996, 1997 and 1998 respectively. (See "Executive Compensation" under this Item 10. "Executive Compensation" hereinabove.) The Agreement further obligates the Company to permit Mr. Gosselin to participate in the Company's Employee's Incentive Stock Option Plan and Group Medical Plan and any other health, life insurance, group medical, disability income insurance and/or stock option plan adopted by the Company. Under the Agreement, Mr. Gosselin's salary continues in the event of his disability and for two years after his death. He is also entitled to a lump sum severance payment equivalent to 2.99 times his current salary in the event of his termination as President or Chief Executive Officer within eighteen months after a "change of control" of the Company, including, among other events, certain types of mergers and other business combinations, material changes in the composition of the Board of Directors or the beneficial ownership of the Common Stock, the sale of substantially all of the Company's assets or securities and the material downsizing or dissolution of the Company. If such an event occurs during fiscal 1997, Mr. Gosselin would be entitled to receive $627,900 as a severance payment.

         The Company's employment agreement with Cynthia L. Gosselin commenced on July 20, 1994, and continues through August 31, 1999. The agreement provides for the payment to her of a base salary of $62,500 during each one-year period ended July 20, 1996, 1997 and 1998, and annual increases in the discretion of the Board of Directors. Pursuant to the employment agreement, Ms. Gosselin is required to be reimbursed by the Company for her expenses incurred in connection with the performance of her responsibilities. In the event of her death or disability, the agreement provides for Ms. Gosselin's salary to continue for six months thereafter. She is also entitled to participate in any Company health, life insurance, group medical, disability income insurance and/or stock option plan. Ms. Gosselin's employment agreement provides that she is entitled to a lump sum severance payment equivalent to 2.99 times her current salary in the event of her termination as Chief Financial Officer within eighteen months after a "change in control" of the Company, as defined in the Company's Employment Agreement with Mr. Albert E. Gosselin, Jr., described hereinabove. She would be entitled to receive a severance payment of $216,775 if a change in control of the Company occurs during fiscal 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 23, 1996, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

Name and Address of Beneficial Owner (1)               Amount Beneficially Owned         Percent of Class (2)
----------------------------------------               -------------------------         --------------------

Fenway Advisory Group  (Neil Sullivan)                          650,000    (3)                   6.0 %

Lee N. Sion                                                     619,000    (4)                   6.0 %

Albert E. and Barbara L. Gosselin, Jr.                          501,335    (5)                   5.0 %

Marcia A. Smith                                                 101,280    (6)                   1.0 %

Cynthia L. Gosselin                                               96,305    (7)                  1.0%

Gary L. Dudley                                                    85,000    (8)                  1.0%

Craig E. Gosselin                                                 45,000    (9)                    *

Debbie Kendrick                                                       0     (10)                   *

Paul Richardson                                                       0     (10)                   *

Ron Logan-Sinclair                                                    0     (10)                   *

All Executive Officers and Directors as
a Group (nine persons)                                          828,920                          8.0 %

*        Less than one percent

(1) The address of Fenway Advisory Group is 1901 Avenue of the Stars, 20th Floor, Los Angeles, California 90067. The address of Mr. Lee Sion is P.O. Box 910, Glendale, California 91209. The addresses of the rest of the individuals named above is 506 Paula Avenue, Glendale, California 91201.

(2) Assumes the exercise of outstanding options and warrants to purchase a total of 1,840,836 shares of the Company's Common Stock.

(3) Includes 300,000 shares of Common Stock issuable upon the exercise of warrants owned of record by Fenway Advisory Group, but does not include 400,000 options vesting June 4, 1997.

(4) Includes 50,000 shares of Common Stock issuable upon the exercise of options owned of record by Lee N. Sion which is exercisable within 60 days, but does not include 37,500 options vesting January 9, 1998.

(5) Includes 170,000 shares of Common Stock issuable upon the exercise of an option owned of record by Albert E. Gosselin, Jr. exercisable within 60 days, but does not include 123,000 shares vesting January 7, 1998. Does not include a total of 169,133 shares of Common Stock owned of record collectively by Craig. E., Cynthia L., Keith A. and Jennifer S. Gosselin, the adult children of Albert E. and Barbara Gosselin, Jr., as to which Mr. and Mrs. Gosselin disclaim any beneficial ownership. Mr. and Mrs. Gosselin hold their shares of Common Stock as community property and exercise joint voting and investment power with respect to such shares.

(6) Includes 40,000 shares of Common Stock issuable upon the exercise of an option owned of record by Marcia Smith, but does not include 20,000 shares vesting January 9, 1998.

(7) Cynthia L. Gosselin is the adult daughter of Albert E. and Barbara L. Gosselin, Jr., who disclaim any beneficial ownership of her shares and includes 40,000 shares of Common Stock issuable upon the exercise of an option owned of record and exercisable within 60 days, but does not include 20,000 options vesting January 7, 1998.

(8) Represents 85,000 shares of Common Stock issuable upon the exercise of options owned of record by Gary L. Dudley which is exercisable within 60 days, but does not include 20,000 options vesting January 7, 1998.

(9) Craig E. Gosselin is the adult son of Albert E. and Barbara L. Gosselin, Jr., who disclaim any beneficial ownership of his shares and includes 40,000 shares of Common Stock issuable upon the exercise of an option owned of record and exercisable within 60 days but does not include 20,000 options vesting January 7, 1998.

(10) A total of 370,000 options vesting January 7, 1998 owned of record by Debbie Kendrick - 30,000, Paul Richardson - 40,000, Ron Logan-Sinclair
      - 270,000, and Howard George Vincent Cooke - 30,000.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no transactions during the last two fiscal years ended December 31, 1995 and 1996, or proposed transactions, to which the Company was or is to be a party, in which any executive officer or director of the Company, any shareholder known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock or any member of the immediate family of any of the foregoing, had or is to have a direct or indirect material interest.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-KA

         (a)      EXHIBITS

                  The exhibits listed in the Exhibit Index located at Pages E-1 through E-9 are filed pursuant to Item 13(a) of this Report.


         (b)      REPORTS ON FORM 8-KA

                  The Company filed a Current Report on Form 8-KA on June 14, 1996 to report the issuance of 2,000,000 options for a one year contract with a public relations firm.

                  The Company filed a Current Report on Form 8-KA on July 3, 1996 to report the acquisition of Nutek, Inc. Amendment #1 filed furnishing financial information on Nutek on August 29, 1996.

         The Company filed a Current Report on Form 8-KA on January 9, 1997 to report a change in accounting firm.

Board of Directors
Pollution Research and Control Corp.
Glendale, California

                          INDEPENDENT AUDITORS' REPORT

         We have audited the accompanying consolidated balance sheet of Pollution Research and Control Corp. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pollution Research and Control Corp. and Subsidiaries as of December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                    /s/   A.J. Robbins, P.C.

February 15, 1997                   A.J. Robbins, P.C.
                                    Certified Public Accountants and Consultants
Denver, Colorado

                               Greenberg & Jackson
                           An Accountancy Corporation
                         2950 Los Feliz Blvd., Suite 103
                          Los Angeles, California 90039


Telephone (213) 666-7700                           Facsimile: (213) 666-3495
Bradford N. Bernstein, CPA                         Internet: gnj@earthlink.net
Leslie Smith Sobol, CPA
Peggy Howard
Susan Hatfield
Ron L. Rogers, EA


To the Board of Directors
Pollution Research and Control Corp.
Glendale, California

         We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Pollution Research and Control Corp. and Subsidiaries (the "Company") for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated statements of operations and shareholders' equity and cash flows referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 1995 and its consolidated changes in shareholders' equity for the year ended December 31, 1995 in conformity with generally accepted accounting principles.



/s/   Greenberg & Jackson

Greenberg & Jackson
An Accountancy Corporation

Los Angeles, California

March 6, 1996

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                             As of December 31, 1996

                                     ASSETS

CURRENT ASSETS:
    Cash                                                                                                                $   723,170
    Marketable securities                                                                                                    99,000
    Accounts receivable, trade, less allowance for doubtful accounts of $46,381                                           1,710,970
    Inventories                                                                                                           2,575,252
    Other current assets                                                                                                     21,046
                                                                                                                        -----------
        Total Current Assets                                                                                              5,129,438
                                                                                                                        -----------
PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, less accumulated
    depreciation and amortization of $205,884                                                                             1,650,563
                                                                                                                        -----------

OTHER ASSETS:
    Goodwill, less accumulated amortization of $4,265                                                                       288,212
    Loan costs, less accumulated amortization of $15,137                                                                     75,687
    Other intangible assets, less accumulated amortization of $5,100                                                         35,409
    Other assets                                                                                                             17,634
                                                                                                                        -----------
        Total Other Assets                                                                                                  416,942
                                                                                                                        -----------
           TOTAL ASSETS                                                                                                 $ 7,196,943
                                                                                                                        ===========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                                                                       $   553,658
    Accounts payable, trade                                                                                                 967,963
    Accounts payable to officer                                                                                               8,710
    Accrued liabilities                                                                                                     224,099
    Customer advances                                                                                                        50,820
    Income taxes payable                                                                                                      9,800
    Current portion of long-term debt                                                                                       186,741
    Current portion of long-term debt, related party                                                                          5,413
                                                                                                                        -----------
        Total Current Liabilities                                                                                         2,007,204
                                                                                                                        -----------
LONG-TERM DEBT, less current portion                                                                                        667,596
LONG-TERM DEBT, related parties, less current portion                                                                       368,801
DEFERRED RENT                                                                                                                99,203
DEFERRED INCOME TAXES                                                                                                        55,000

COMMITMENTS AND CONTINGENCIES                                                                                                  --

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 20,000,000 shares authorized, none issued and outstanding                                   --
    Common stock, no par value, 30,000,000 shares authorized, 8,673,732 issued and outstanding                            6,588,980
    Less notes due from sale of stock                                                                                       (86,857)
    Other paid-in capital                                                                                                   145,764
    Accumulated deficit                                                                                                  (2,794,573)
    Unrealized gain on marketable securities                                                                                 99,000
    Unrealized foreign currency translation gain                                                                             46,825
                                                                                                                        -----------
        Total Shareholders' Equity                                                                                        3,999,139
                                                                                                                        -----------
                           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 7,196,943
                                                                                                                        ===========

The accompanying notes are an integral part of these consolidated financial statements.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 1996 and 1995

                                                                      1996           1995
                                                                  -----------    -----------
NET REVENUES                                                      $ 8,805,011    $ 5,515,505

COST OF GOODS SOLD                                                  6,463,208      3,664,504
                                                                  -----------    -----------
    GROSS PROFIT                                                    2,341,803      1,851,001
                                                                  -----------    -----------

OPERATING EXPENSES:
    Selling, general and administrative                             2,277,785      2,043,741
    Research and development                                          136,356        238,345
    Loss on joint venture investment                                     --          164,605
                                                                  -----------    -----------
        Total Operating Expenses                                    2,414,141      2,446,691
                                                                  -----------    -----------

           LOSS FROM OPERATIONS                                       (72,338)      (595,690)
                                                                  -----------    -----------

OTHER INCOME (EXPENSE):
    Gain on sale of marketable securities                             570,435           --
    Interest income                                                     6,431          3,961
    Interest expense                                                 (130,616)        (5,589)
    Interest expense, related parties                                 (15,500)          --
                                                                  -----------    -----------
        Total Other Income (Expense)                                  430,750         (1,628)
                                                                  -----------    -----------

           INCOME (LOSS) BEFORE INCOME TAXES                          358,412       (597,318)
                                                                  -----------    -----------

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                            10,000           --
    Deferred                                                         (292,000)          --
                                                                  -----------    -----------
        Total Provision (Benefit) for Income Taxes                   (282,000)          --
                                                                  -----------    -----------

           NET INCOME (LOSS)                                      $   640,412    $  (597,318)
                                                                  ===========    ===========


EARNINGS PER SHARE:
    Primary:
        Net income (loss) per share                               $      0.08    $     (0.09)
                                                                  ===========    ===========

        Weighted average number of common and common equivalent
           shares outstanding                                       7,897,013      6,932,662
                                                                  ===========    ===========


    Fully Diluted:
        Net income (loss) per share                               $      0.08    $     (0.09)
                                                                  ===========    ===========

        Weighted average number of common and common equivalent
           shares outstanding                                       7,900,074      6,932,662
                                                                  ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 For the Years Ended December 31, 1996 and 1995

                                                                                                            Unrealized
                                                                                               Unrealized    Foreign
                                                        Notes Due     Other                     Gain on      Currency      Total
                                   Common Stock         From Sale    Paid-In     Accumulated   Marketable  Translation Shareholders'
                               Shares       Amount      of Stock     Capital       Deficit     Securities      Gain        Equity
                               ------       ------      --------     -------       -------     ----------      ----        ------
BALANCE,
    December 31, 1994         6,932,662  $ 5,431,623  $   (86,857)  $      --    $(2,837,667)  $      --     $    --    $ 2,507,099

    Unrealized gain on
       marketable securities       --           --           --            --           --         100,000        --        100,000

    Net loss for year              --           --           --            --       (597,318)         --          --       (597,318)
                              ---------  -----------  -----------   ---------    -----------   ---------     -------    -----------

BALANCE,
    December 31, 1995         6,932,662    5,431,623      (86,857)         --     (3,434,985)      100,000        --      2,009,781

    Sale of common
       stock, less
       related costs
       of $16,000             1,350,003      884,000         --            --           --            --          --        884,000

    Exercise of options
       and warrants             391,067      273,357         --            --           --            --          --        273,357

    Stock-based
       compensation
       expense recognized          --           --           --         145,764         --            --          --        145,764

    Unrealized gain on
       marketable securities       --           --           --            --           --          74,250        --         74,250

    Realized gain on
       marketable securities       --           --           --            --           --         (75,250)       --        (75,250)

    Unrealized foreign
       currency translation
       gain                        --           --           --            --           --            --        46,825       46,825

    Net income for year            --           --           --            --        640,412          --          --        640,412
                              ---------  -----------  -----------   ---------    -----------   ---------     -------    -----------
BALANCE,
    December 31, 1996         8,673,732  $ 6,588,980  $   (86,857)  $   145,764  $(2,794,573)  $    99,000   $  46,825  $ 3,999,139
                              =========  ===========  ===========   ===========  ===========   ===========   =========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 1996 and 1995

                                                                                                       1996                 1995
                                                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Reconciliation of Net Income (Loss) to Net Cash Flows Provided by
      (Used in) Operating Activities:
        Net income (loss)                                                                          $   640,412          $  (597,318)
        Depreciation and amortization                                                                  128,079              175,859
        Deferred income taxes                                                                         (292,000)                --
        Stock-based compensation expense                                                               121,406                 --
        Loss on joint venture investment                                                                  --                164,605
        Loss on disposal of equipment                                                                     --                 18,061

        Changes in operating assets and liabilities:
          Accounts receivable, trade, net                                                             (789,107)             514,448
          Inventories                                                                                  358,560               73,086
          Other current assets                                                                          20,571               (8,579)
          Accounts payable                                                                            (155,505)              14,726
          Accounts payable to officer                                                                    8,710                 --
          Accrued liabilities                                                                         (122,093)            (135,234)
          Unearned revenue                                                                            (150,810)                --
          Income taxes payable                                                                           9,800                 --
          Deferred rent                                                                                 (2,534)               9,689
          Other assets                                                                                 (11,298)               3,910
                                                                                                   -----------          -----------
           Net Cash Flows Provided by (Used in) Operating Activities                                  (235,809)             233,253
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, equipment and leasehold improvements                                        (53,023)             (41,774)
    Investment in patent                                                                               (23,509)                --
    Investment in joint venture                                                                           --               (164,605)
    Cash paid for acquisition of subsidiaries, net of cash
        acquired of $208,054                                                                          (379,870)                --
                                                                                                   -----------          -----------
        Net Cash Flows Used in Investing Activities                                                   (456,402)            (206,379)
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net of expenses of $16,000                               1,157,357                 --
    Advances on notes payable                                                                        2,805,095              150,000
    Payments on notes payable                                                                       (3,026,909)                --
    Reductions of long-term debt                                                                      (163,355)                --
                                                                                                   -----------          -----------
        Net Cash Flows Provided by Financing Activities                                                772,188              150,000
                                                                                                   -----------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                  1,498                 --
                                                                                                   -----------          -----------

INCREASE IN CASH                                                                                        81,475              176,874

CASH, BEGINNING OF YEAR                                                                                641,695              464,821
                                                                                                   -----------          -----------

CASH, END OF YEAR                                                                                  $   723,170          $   641,695
                                                                                                   ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1996 and 1995

NOTE 1 - GENERAL

Pollution Research and Control Corp., a California corporation, primarily designs, manufactures and markets air pollution monitoring instruments, electrical control panels, and medical instrumentation through its wholly-owned subsidiaries Dasibi Environmental Corporation ("Dasibi"), Nutek, Inc. ("Nutek"), and Logan Medical Devices, Inc. ("LMD"), respectively. Nutek and LMD were acquired in June, 1996 (see Note 8, below). Dasibi currently accounts for approximately 50% of consolidated revenues, Nutek 45%, and LMD 5%.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements include the accounts of Pollution Research and Control Corp. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - Revenue is recognized upon shipment of products.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) basis.

Property, Equipment and Leasehold Improvements and Depreciation - Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, generally five to ten years. Amortization of leasehold improvements is over the shorter of the life of the lease or 5 years. Total depreciation expense was $107,422 and $42,215 for the years ended December 31, 1996 and 1995, respectively.

Goodwill - The goodwill was recorded in connection with the acquisition of Logan Medical Devices, Inc. discussed in Note 8 below, and is being amortized on a straight-line basis over 40 years. Amortization of goodwill was $4,265 for the year ended December 31, 1996.

Stock-Based Compensation - During 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The new standard required the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method, and to furnish the pro-forma disclosures required by SFAS 123. See Notes 11 and 12 for additional information with respect to stock-based compensation.

Earnings per Share - Earnings per share is computed by dividing net income or loss by the weighted average number of common and common equivalent shares (options and warrants) outstanding during the period. Options and warrants which are dilutive are included as common equivalents under the treasury stock method, unless the dilutive options and warrants would, if exercised, generate proceeds sufficient to repurchase more than 20% of the Company's outstanding common stock at market prices, in which case the modified treasury stock method applies. During the year ended December 31, 1996 there were not a sufficient number of dilutive options and warrants to cause application of the modified treasury stock method. During the year ended December 31, 1995, no options and warrants were included as common equivalents because the effect was anti-dilutive.

Cash Equivalents - For purposes of reporting cash flows, the Company considers all funds with original maturities of three months or less to be cash equivalents.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1996 and 1995

                                   (continued)


NOTE 2 (continued) -

Fair Value of Financial Instruments - The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The fair value of the lines of credit approximate market because the interest rates on all of these instruments adjust on a periodic basis with the market. The fair value of various notes payable were estimated based on market values for debt with similar terms. Management believes that the fair value of that debt approximated its carrying value. The fair value of notes payable to related parties cannot be determined due to the terms under which these instruments were negotiated.

Investments in Equity Securities - Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The Company has classified its investment portfolio as available for sale. Available for sale securities are stated at fair market value with unrealized gains and losses included as a separate component of shareholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method.

Translation of Foreign Currencies - The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The gains or losses resulting from translation are included in shareholders' equity.

Research and Development Costs - Research and development costs are charged to operations as incurred.

Income Taxes - The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") effective January 1, 1991. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. The adoption of SFAS 109 did not have a material effect on the Company's financial statements.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification - Certain amounts reported in the Company's financial statements for the year ended December 31, 1995 have been reclassified to conform to the current year presentation.

NOTE 3 - MARKETABLE SECURITIES

In earlier years the Company had entered into a series of transactions with Converging Systems, Inc. ("CSI") resulting in the acquisition of shares in CSI. As a result of subsequent merger and acquisition activity of CSI, this investment became 400,000 shares of Atlanta Technology Group, Inc. (ATYG), whose shares are traded on the NASDAQ Bulletin Board. The acquisition cost was $1 million. Because at the time of the transactions CSI had not yet generated significant operating revenues, and because a significant portion of CSI's assets at the time consisted of common stock of the Company held by CSI, a carrying value of zero was assigned to the shares.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1996 and 1995

                                   (continued)



NOTE 3 (continued) -

At December 31, 1995 the shares were available for sale; management estimated the market value of the shares to be $100,000 and recorded that amount as marketable securities (with a corresponding credit to shareholders' equity) at December 31, 1995.

During 1996 the Company sold 301,000 of the ATYG shares, realizing net proceeds and a gain of $570,435. The remaining 99,000 shares are carried on the balance sheet at an estimated market value of $99,000 at December 31, 1996. At December 31, 1996, the cost of the shares is considered to be $24,750 and the unrealized holding gain $74,250.

NOTE 4 - INVENTORIES

Inventories at December 31, 1996 consisted of the following:

                  Raw materials                           $1,587,232
                  Work in process                            859,925
                  Finished goods                             128,095
                                                          ----------
                           Total                          $2,575,252
                                                          ==========

Inventories at December 31, 1996 include overhead of $363,211.

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at December 31, 1996 consisted of the following:

                  Machinery and equipment                         $1,387,363
                  Furniture and fixtures                             144,357
                  Leasehold improvements                             324,727
                                                                  ----------
                                                                   1,856,447
                    Less accumulated depreciation
                         and amortization                            205,884
                                                                  ----------
                      Net property, equipment and leasehold
                         improvements                             $1,650,563
                                                                  ==========

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1996 and 1995

                                   (continued)


NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 1996 consisted of the following:

           Accrued payroll and related taxes                             $142,837
           Accrued interest                                                26,269
           Current portion of deferred rent                                23,012
           Accrued legal and professional fees                             21,364
           Other                                                           10,617
                                                                         --------
                    Total                                                $224,099
                                                                         ========

NOTE 7 - DEFERRED RENT

Upon execution of a 10-year lease for its present facility in Glendale, California commencing July 1, 1994, the Company was granted 6 months' "free" rent. Upon the acquisition of Nutek, Inc. effective June 20, 1996 discussed in
Note 8 below, the Company executed a five-year lease with increasing minimum rental amounts on each anniversary date. As required by generally accepted accounting principles, rent expense is being recognized by amortizing the total minimum rentals payable under the leases over the terms of the leases on a straight-line basis. The deferred rent shown on the balance sheet as of December 31, 1996 represents the excess of the total amount charged to rent expense over the amounts actually due and payable under the leases as of such date, of which $21,364 has been classified as current and $99,203 as long-term.

NOTE 8 - ACQUISITIONS

Effective June 20, 1996, the Company acquired 100% of the outstanding stock of Nutek, Inc. ("Nutek"), a Florida-based company primarily engaged in the design, manufacture and marketing of electrical control panels for automation use in utility and industrial applications. The Company paid $304,000 (inclusive of acquisition costs) and incurred or assumed an additional $1,593,000 in debt, for a total purchase price including the assumption of debt of $1,897,000. The acquisition was accounted for as a purchase. Current assets and liabilities were recorded at their fair values, with the remaining purchase price of $1,525,000 assigned to property and equipment.

In connection with the acquisition, the Company granted 340,000 common stock options at $1.10 per share to various consultants and employees of Nutek (above market on the date of the grant) (see Note 11). Additionally, loan costs of $91,000 were incurred in connection with the financing of the acquisition (see
Note 9); the loan costs are being amortized over the three year term of the credit facility.

The Company had worked with London-based Logan Research Limited ("LRL") since 1993 in the development of medical technology applications of the Company's instrumentation for the measurement of oxides of nitrogen. In 1995, $164,000 was advanced to LRL; this amount was charged to operations as a "loss on joint venture investment" in 1995, as the required additional funding for this venture had not been located at that time.

Effective June 1, 1996 the Company acquired 100% of the outstanding common stock of Logan Medical Devices, Inc., a Colorado Corporation ("LMD") and its wholly-owned subsidiary Logan Research Limited of Rochester, Kent, England, a private United Kingdom company limited by shares ("LRL"). LMD and LRL are primarily engaged in the design, manufacture and marketing of medical instrumentation internationally. The Company issued 600,500 options to purchase its common stock at $1.10 per share (above market on the issue date) in exchange for the 1,201,000 shares (80.1%) of LMD it did not already own. Additionally, the Company made a $250,000 capital contribution to LMD, and LMD issued $300,000 in notes to the former shareholders of LRL in payment for 100% of the outstanding stock of LRL. The total amount paid was $287,000 inclusive of acquisition costs, and including the $300,000 in notes issued the total purchase price was $587,000.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1996 and 1995

                                   (continued)


NOTE 8 (continued) -

This acquisition was also accounted for as a purchase. Current assets, property and equipment and liabilities were recorded at their fair values, with the remaining purchase price of $292,000 assigned to goodwill. The goodwill is being amortized on a straight-line basis over 40 years. Additionally, the Company entered into an employment contract with Mr. Ronald Bruce Logan-Sinclair, President of LMD and LRL (see Note 13).

Unaudited pro-forma summary results of operations for the years ended December 31, 1996 and 1995, presented as if the acquisitions of Nutek and LMD had taken place January 1, 1995, are presented below:

                                                                  1996              1995
                                                              ----------        ------------
                                                              (Unaudited)        (Unaudited)
                  Revenues                                    $10,623,000       $  7,731,000
                                                              ===========       ============
                  Net income (loss)                           $   570,000       $ (1,020,000)
                                                              ===========       ============
                  Earnings (loss) per share                   $      0.07       $      (0.15)
                                                              ===========       ============

Pro-forma adjustments have been included primarily for interest expense and depreciation.

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable -

In June 1996 the Company entered in to an extension of its line of credit agreement with a bank, which provides borrowings of up to $200,000 through June 3, 1997. The line of credit had a temporary increase to $300,000 during latter 1996. Borrowings under this agreement bear interest at the bank's prime rate plus 2% (10 1/4% at December 31, 1996) and are collateralized by substantially all of the Company's assets. The agreement contains several restrictive covenants common to lines of credit, including certain tangible net worth and current ratio requirements. The balance outstanding at December 31, 1996 was $190,000.

In connection with the acquisition of Nutek described above, Nutek obtained a working capital facility from an asset-based lender for the lesser of $1,000,000 or the borrowing base (as defined). A total of $535,000 was advanced in connection with the acquisition; $363,658 was outstanding at December 31, 1996. The note bears interest at the large commercial bank prime rate plus 2 1/2% (10 3/4% at December 31, 1996) and matures June 28, 1999. Substantially all of Nutek's assets are pledged as collateral for this loan and for the term loan described below, which was obtained from the same asset-based lender. The related Loan and Security Agreement contains numerous restrictive covenants common to asset-based financing, including the requirement to maintain specified levels of debt service coverage, working capital, tangible net worth, and profitability, and restrictions on additional borrowings, the payment of dividends, and limitations on payments to affiliates including the parent company. Additionally, the parent company has guaranteed these loans.

Logan Research Limited has a secured overdraft facility with an English bank of up to (pound)60,000 (approximately $100,000 at current exchange rates). Amounts borrowed under the facility bear interest at the reference rate plus 3% (currently 9%). The facility expires and must be "reviewed" March 31, 1997. The facility is secured by substantially all of the assets of LRL and by the residences of Messrs. R. B. Logan-Sinclair and H. G. V. Cooke, officers and/or directors of LMD and LRL and the former shareholders of LRL. No amounts were outstanding as of December 31, 1996.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1996 and 1995

                                   (continued)


NOTE 9 (continued) -

Long-Term Debt -

Long-term debt at December 31, 1996 consisted of the following:

              Nutek, Inc.
              Term loan                                  $687,500
              Notes payable to former shareholders        100,000
              Installment loans                            66,837
                                                         --------
                                                          854,337
                                Less current portion      186,741
                                                         --------
                                        Long-term debt   $667,596
                                                         ========

         Nutek's term loan bears interest at the large commercial bank prime rate plus 3 1/2% (11 3/4% at December 31, 1996). Monthly payments of $12,500 plus interest are required until June 28, 1999, at which time the remaining balance is due. The term loan was received from the same asset-based lender who provided Nutek's working capital facility--see the description of Nutek's working capital facility above.

The notes payable to Nutek's former shareholders bear interest at 8%. Monthly interest-only payments are required until June 30, 1997, after which time the principal and interest is payable in 48 equal monthly installments aggregating $2,442. The notes are unsecured.

The installment loans bear interest at rates ranging from 6-1/2% to 9% (the commercial bank prime rate plus 3/4%) and mature at various times from February 1997 to April 2000. The loans are secured by purchase money liens on the related assets.

Long-Term Debt, Related Parties -

Long-term debt, related parties at December 31, 1996, consisted of the following:

     Nutek, Inc. - Notes payable to family member of employee   $  50,000

     Logan Medical Devices, Inc. - Notes payable to officers      300,000

     Logan Research Limited - Advances from officer                24,214
                                                                ---------
                                                                  374,214
              Less current portion                                 (5,413)
                                                                ---------
                       Long-term debt, related parties          $ 368,801
                                                                =========

The note payable to a family member of an employee was part of the financing of the acquisition of Nutek, and was issued to a former stockholder of Nutek who is the father of a current officer of the Company's Nutek subsidiary. The note bears interest at 8%. Monthly interest-only payments are required until June 30, 1997, after which time the principal and interest is payable in 48 equal monthly installments of $1,221. The note is unsecured.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1996 and 1995

                                   (continued)


NOTE 9 (continued) -

The notes payable to officers/employee of Logan Medical Devices, Inc. were issued to two individuals in payment for 100% of the outstanding stock of Logan Research Limited in connection with the acquisition, who became officers of Logan Medical Devices, Inc. upon acquisition. The notes bear interest at 9%. Quarterly payments of accrued interest are required commencing June 30, 1998. The notes are redeemable by the Company at any time after December 28, 1996, and are callable by the holders at any time after June 28, 1998. The notes are secured by substantially all of the assets of LMD and LRL.

The advances from an officer of LRL are represented by an open advance account. Management does not expect to repay the amount in the foreseeable future.

Scheduled maturities of long-term debt are as follows:

                                          Related
                              Total       Parties       Others
                            ----------   ----------   ----------
                     1997   $  192,154   $    5,413   $  186,741
                     1998      506,642      311,496      195,146
                     1999      439,967       12,451      427,516
                     2000       44,107       13,483       30,624
                     2001       21,467        7,157       14,310
               Thereafter       24,214       24,214         --
                            ----------   ----------   ----------
                            $1,228,551   $  374,214   $  854,337
                            ==========   ==========   ==========

NOTE 10 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 1996 and 1995 differs from the computed expected provision (benefit) at the federal statutory rate of 35% for the following reasons:

                                                                    1996          1995
                                                                  ---------    ---------
Computed expected income tax provision (benefit) at 35%           $ 125,000    $(209,000)
Non-deductible meals & entertainment                                  8,000        2,000
Temporary differences for items deductible from (includible in)
   taxable income in future years:
    Stock-based compensation expense                                 43,000         --
    Depreciation                                                     22,000        3,000
    Inventory valuation allowance                                     3,000         --
    Incomplete contracts                                            (29,000)        --
    Loss on joint venture investment                                   --         58,000
    Other                                                             1,000        1,000
    State income taxes, net of federal income tax effect             22,000      (21,000)
Net operating loss carryforward unutilized (utilized)              (195,000)     166,000
Alternative minimum tax                                              10,000         --
Reduction to valuation allowance                                   (292,000)        --
                                                                  ---------    ---------
     Income tax provision (benefit)                               $(282,000)   $    --
                                                                  =========    =========

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1996 and 1995

                                   (continued)


NOTE 10 (continued) -

The components of the deferred tax assets and liabilities as of December 31, 1996 were as follows:

Deferred tax assets:
  Temporary differences:
    Allowance for doubtful accounts                            $  17,000
    Inventory valuation allowance                                 31,000
    Incomplete contracts                                          25,000
    Accrued expenses                                              15,000
    Stock-based compensation                                      48,000
    Loss on joint venture investment                              66,000
    Tax depreciation in excess of book depreciation               10,000
    Net operating loss carryforward                              926,000
        Less valuation allowance                                (729,000)
                                                               ---------
     Long-term deferred tax assets after valuation allowance     409,000

Deferred tax liability:
  Excess of basis of Nutek's property and equipment for
    financial reporting purposes over tax basis                 (464,000)
                                                               ---------
     Net long-term deferred tax liability                      $ (55,000)
                                                               =========

The components of the deferred tax expense were as follows:

                                          1996         1995
                                       ---------    ---------
Stock-based compensation expense       $ (48,000)   $    --
Allowance for doubtful accounts          (14,000)        --
Inventory valuation allowance            (29,000)        --
Incomplete contracts                     (26,000)        --
Loss on joint venture investment            --        (66,000)
Other                                     (6,000)      (2,000)
Depreciation                             (24,000)      (3,000)
Book/tax basis difference in Nutek's
    fixed assets at acquisition          494,000         --
Deferred tax liability of Nutek at
    acquisition                         (347,000)        --
Utilization of net operating loss
    carryforward                         153,000         --
Change in valuation allowance           (445,000)      71,000
                                       ---------    ---------
                                       $(292,000)   $    --
                                       =========    =========

As of December 31, 1996 the Company has net operating loss carryforwards available to offset future taxable income of approximately $2,300,000 expiring in 2004 through 2010.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1996 and 1995

                                   (continued)


NOTE 11 - SHAREHOLDERS' EQUITY

Issuance of Common Stock - On June 24, 1996 the Company sold in a private placement 1,000,003 units consisting of one share of common stock and one warrant to purchase the Company's common stock at $1.00 per share (above market on the date of sale) (see below), receiving net proceeds of $584,000. On September 20, 1996, the Company completed a private placement consisting of 350,000 shares of common stock and warrants to purchase 300,000 shares of common stock at $1.50 per share (above market on the date of sale) (see below), receiving net proceeds of $300,000. Total issue costs of the private placements were $16,000. Additionally, in 1996 the Company received net proceeds of $273,357 from the exercise of an aggregate of 391,067 options and warrants (see below) and accordingly issued 391,067 shares.

Warrants -

In earlier years the Company had issued an aggregate of 827,500 warrants to consultants, lenders, and investors in private placements at exercise prices ranging from $1.58 to $2.00 per share. The original expiration dates of these warrants were extended to November 30, 1995, on which date the 827,500 warrants expired.

In July 1989 the Company issued 1,453,497 warrants to purchase its common stock at $1.75 per share as part of units sold in a public offering. Additionally, there were outstanding 652,501 warrants at an exercise price of $1.75 per share which had been originally issued to the Underwriter. These 2,105,998 warrants were publicly traded in earlier years. The Board of Directors approved the extension of the expiration date of the warrants until March 29, 1996 at an exercise price of $0.60 per share. In March, 1996, 266,900 of the warrants were exercised, and the remaining 1,839,098 warrants expired March 29,1996.

On June 11, 1996, 25,000 warrants issued in 1991 to purchase the Company's common stock at $0.69 per share were exercised.

In connection with the June 24, 1996 private placement described above, 1,000,003 warrants to purchase the Company's common stock at $1.00 per share were issued, expiring June 14, 1999. In November 1996 89,167 of the warrants were exercised; 910,836 were outstanding at December 31, 1996.

In connection with the September 20, 1996 private placement described above, the company issued 300,000 warrants to purchase the Company's common stock at $1.50 per share, expiring September 20, 1999.

Additionally, at December 31, 1996 there were 60,000 warrants outstanding to purchase the Company's common stock at $1.70 per share expiring August 31, 1998, and 5,000 warrants at $2.00 per share expiring November 7, 1998.

Options  -

On June 29, 1995 the Company granted options to various employees to purchase 30,000 shares of common stock at $0.63, expiring June 28, 2000. In January, 1996, 5,000 of the options were canceled due to an employee's departure; 25,000 remain outstanding. The Company had also granted 160,000 options at $0.63 to officers, directors and key employees on June 29, 1995; the 160,000 options were canceled May 31, 1996.

On July 1, 1995 the Company granted an employee options to purchase 25,000 shares at $1.38, expiring June 30, 1998.

On July 10, 1995, the Company granted options to a consulting firm to purchase 500,000 shares at $0.70 per share. The options were canceled in January 1996 due to non-performance.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1996 and 1995

                                   (continued)


NOTE 11 (continued) -

On April 1, 1996, the Company issued to a consultant options to purchase 10,000 shares at $0.68 per share. The options were exercised October 18, 1996.

On May 30, 1996 the Company issued to a public relations firm options to purchase 1,000,000 shares at $0.94 per share and 300,000 shares at $1.25 per share. The options may be exercised beginning August 31, 1997 and expire May 29, 2000. The Company believes the public relations firm has not performed under its contract and the options are presently in dispute.

On May 31, 1996, in connection with the acquisition of Nutek, the Company issued options to purchase 340,000 shares at $1.10 per share to various consultants and employees of Nutek. The options may be exercised beginning January 7, 1998 and expire May 31, 2000.

On June 1, 1996, in connection with the acquisition of LMD, the Company exchanged options to purchase 600,500 shares at $1.10 per share for the 1,201,000 shares of LMD it did not already own (see Note 8). The options may be exercised beginning January 7, 1998 and expire May 31, 2000. The 600,500 options include 123,000 issued to Mr. Albert E. Gosselin, Jr., Chief Executive Officer and a director of the Company, 20,000 to Ms. Cynthia Gosselin, Chief Financial Officer and a director of the Company, 20,000 to Mr. Craig Gosselin, a director of the Company, 20,000 to Ms. Marcia Smith, a director of the Company, 20,000 to Mr. Gary Dudley, a director of the Company, and 300,000 to Mr. Ronald Logan-Sinclair, President of the Company's subsidiaries LMD and LRL.

Also on June 1, 1996 the Company issued options to purchase 280,000 shares at $1.10, expiring May 31, 2000, to the officers and directors of the Company named in the previous paragraph, as follows; Albert E. Gosselin, Jr., 120,000; Cynthia Gosselin, 40,000; Craig Gosselin, 40,000; Marcia Smith, 40,000; Gary Dudley, 40,000. Additionally the Company granted options to purchase 40,000 shares at $1.10 per share to Ms. Margaret Jones.

On July 1, 1996, the Company granted options to purchase 25,000 shares at $1.38 per share to an employee, expiring June 30, 1999.

On November 22, 1996, the Company granted options to purchase 400,000 shares at $1.12 per share to a consultant. The options may be exercised beginning June 4, 1997 and expire November 4, 1999.

Additionally, the Company has outstanding options granted in 1991 to purchase 50,000 shares at $0.55 per share, expiring May 28, 2001, to Mr. Albert E. Gosselin, Jr., Chief Executive Officer and a director of the Company, 50,000 to Mr. Lee Sion, an owner of record of 6 % of the Company's outstanding common stock, and 45,000 to Mr. Gary Dudley, a director of the Company. Also outstanding at December 31, 1996 were options granted to an employee to purchase 25,000 shares at $1.38, expiring June 30, 1997.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1996 and 1995

                                   (continued)


NOTE 11 (continued) -

The following table summarizes the activity of options and warrants for the two years ended December 31, 1996:

                                                                               Weighted
                                                                                Average
                                                       Number of                Exercise        Exercise
                                                 Options        Warrants         Price           Amount
                                                 -------        --------         -----           ------
        Outstanding, December 31, 1994            170,000       3,023,498        $ 1.65         $5,258,207
        Granted                                   715,000           -            $ 0.71            504,200
        Expired                                     -            (827,500)       $ 1.61         (1,329,210)
                                                ---------      ----------                      -----------
        Outstanding, December 31, 1995            885,000       2,195,998        $ 1.44          4,433,197
        Granted                                 2,995,500       1,300,003        $ 1.08          4,640,853
        Reduction to exercise price                  -               -             -            (2,421,898)
        Exercised                                 (10,000)       (381,067)       $ 0.70           (273,357)
        Canceled                                 (665,000)           -           $ 0.68           (453,950)
        Expired                                      -         (1,839,098)       $ 0.60         (1,103,459)
                                                ---------      ----------                      -----------
        Outstanding, December 31, 1996          3,205,500       1,275,836        $ 1.08        $ 4,821,386
                                                =========      ==========                      ===========

At December 31, 1996, the Company had a total of 4,481,336 options and warrants outstanding, at exercise prices ranging from $0.55 to $2.00, with a weighted average remaining contractual term of 3.1 years.

The Company filed a registration statement on Form S-3 on June 7, 1995 to register the shares underlying 3,053,497 warrants and 170,000 options. A post-effective amendment was filed February 26, 1996 to adjust the number of shares registered to equal shares underlying 2,170,998 warrants and 320,000 options. A Form S-3 was filed October 15, 1996 to register 1,375,003 shares of common stock and the shares underlying an additional 1,875,000 options and 1,365,003 warrants.

NOTE 12 - STOCK-BASED COMPENSATION

During 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The new standard required the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in a charge to operations of $121,406 in 1996. Additionally, $24,358 was capitalized as acquisition costs in 1996.

The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well, an additional charge to income of $104,249 would have been required in 1996; pro-forma net income would have been $536,163 and earnings per share would have been $0.07 on both a primary and fully diluted basis.

In estimating the above expense, the Company used the Modified Black-Scholes American pricing model. The risk-free interest rate used was 6.2%; volatility was estimated at 71.5%; the expected life was less than one year.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1996 and 1995

                                   (continued)


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company leases its facilities under long-term non-cancelable operating leases. The lease terms provide for increases in future minimum rental payments based on the Consumer Price Index, and an option to purchase during the lease term. The lease on the Company's facility in England is payable to the pension trust of Ronald B. Logan-Sinclair, the President of the Company's LMD and LRL subsidiaries. The lease on the Company's Nutek facility is payable to a partnership in which one of the former shareholders of Nutek and the father of a current officer of the Company's Nutek subsidiary has an interest. Future minimum lease commitments as of December 31, 1996 are as follows:

          Year Ended                  Total                   Commitments to               Commitments
         December 31,           Commitments                   Related Parties                to Others
         ------------           -----------                   ---------------                ---------
              1997               $   412,259                     $  51,523                  $ 360,736
              1998                   419,552                        65,903                    353,649
              1999                   420,405                        78,698                    341,707
              2000                   418,038                        81,173                    336,865
              2001                   378,864                        42,000                    336,864
   Thereafter                        533,368                           -                      533,368
                                  ----------                    ----------                 ----------
                           Total  $2,582,486                    $  319,297                 $2,263,189
                                   =========                     =========                  =========

Total rentals under all operating leases charged against income amounted to $461,500 and $375,000 for the years ended December 31, 1996 and 1995, respectively.

Employment Agreements - The Company is obligated to make certain minimum salary payments to Mr. Albert E. Gosselin, Jr., its Chief Executive Officer (whose agreement expires in August 1999), Ms. Cynthia Gosselin, its Chief Financial Officer (whose agreement expires in July 1999), and to Mr. Ronald B. Logan-Sinclair, the President of its LMD and LRL subsidiaries (whose agreement expires in June 1999), as follows:

         Year Ended              Albert E.             Cynthia      Ronald B.
         December 31,          Gosselin, Jr.          Gosselin    Logan-Sinclair          Total
         -----------           -------------          --------    --------------        -------
             1997                 $ 205,000         $   62,500        $   71,420        $ 338,920
             1998                   215,000             62,500            71,420          348,920
             1999                   115,000             35,000            35,710          185,710
                                  ---------          ---------         ---------        ---------
             Total                $ 535,000          $ 160,000         $ 178,550        $ 873,550
                                  =========          =========         =========        =========

Contingencies - The Company is not currently involved in any legal proceedings except for those arising in the ordinary course of business, none of which are expected to have a material impact on the Company's financial statements in the event of unfavorable resolution.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes was $-0- and $2,400 during the years ended December 31, 1996 and 1995, respectively. Cash paid for interest was $119,847 and $5,589 during the years ended December 31, 1996 and 1995, respectively.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1996 and 1995

                                   (continued)

NOTE 14 (continued) -

During 1996 the Company entered into several non-cash transactions. The Company exchanged 600,500 options for the 1,201,000 shares of Logan Medical Devices, Inc. it did not already own in connection with the acquisition of Logan as discussed in Note 8. Also in connection with the acquisition, LMD issued $300,000 in notes to the former shareholders of LRL in exchange for 100% of the outstanding stock of LRL. In connection with the acquisition of Nutek, Nutek issued $150,000 in notes to its former shareholders as part of the purchase price. Additionally, 100,000 stock options valued at $12,333 were capitalized as part of the Nutek acquisition, and 97,500 stock options valued at $12,025 were capitalized as part of the LMD acquisition.

NOTE 15 - INDUSTRY SEGMENT AND EXPORT INFORMATION

Beginning in 1996 with the acquisitions of Nutek and LMD, the Company operates in three business segments; air pollution monitoring equipment, electrical control panels, and medical instrumentation. Following is certain information related to each segment for 1996:

                                                        Electrical
                                      Air Pollution       Control     Medical
                                        Instruments       Panels    Instruments
                                      ---------------   ----------   ----------
Revenues                              $     5,672,249   $2,867,819   $  264,943
                                      ===============   ==========   ==========
Income (loss) from operations         $      (328,590)  $  268,135   $  (11,883)
                                      ===============   ==========   ==========
Identifiable assets                   $     3,522,922   $2,966,639   $  707,382
                                      ===============   ==========   ==========
Depreciation and amortization         $        28,778   $   91,708   $    7,593
                                      ===============   ==========   ==========
Capital expenditures                  $        41,176   $    9,757   $    2,090
                                      ===============   ==========   ==========

In 1995, the Company had sales to an overseas distributor who services multiple customers representing 16% of net sales. In 1996, no customer accounted for 10% or more of consolidated net sales.

Export sales for the years ended December 31, 1996 and 1995 were as follows:

                                                       1996              1995
                                                    ----------        ----------
Europe and United Kingdom                          $   865,586        $1,445,000
Asia and Pacific                                     1,200,401         1,071,000
Latin America and other                                607,456           525,000
                                                    ----------        ----------
     Total                                          $2,673,443        $3,041,000
                                                    ==========        ==========

NOTE 16 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables exist due to large balances with a few customers. At December 31, 1996 accounts receivable balances from two significant customers were $700,505, or 40% of the total accounts receivable balance. Ongoing credit evaluations of customers' financial condition are performed, and generally, no collateral is required. The Company maintains reserves for potential credit losses, and such losses in the aggregate have not exceeded management's expectations. Customers are located throughout the world.

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 31, 1997      POLLUTION RESEARCH AND CONTROL CORP.
                                          (Registrant)

                             By:         /s/ Albert E. Gosselin, Jr.
                                ------------------------------------------------
                             Albert E. Gosselin, Jr., President, Chief Executive Officer and Chairman of the Board of Directors

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Date:    March 31, 1997             /s/ Albert E. Gosselin, Jr.
                                    -----------------------------------------
                                    Albert E. Gosselin, Jr., President, Chief
                                    Executive Officer and Chairman of the Board
                                    of Directors (Principle Executive Officer)

Date:    March 31, 1997             /s/ Cynthia L. Gosselin
                                    -----------------------------------------
                                    Cynthia L. Gosselin, Chief Financial Officer
                                    (Principle Financial and Accounting Officer)

Date:    March 31, 1997             /s/ Barbara L. Gosselin
                                    -----------------------------------------
                                    Barbara L. Gosselin, Director

Date:    March 31, 1997             /s/ Gary L. Dudley
                                    -----------------------------------------
                                    Gary L. Dudley, Director

Date:    March 31, 1997             /s/ Marcia A. Smith
                                    -----------------------------------------
                                    Marcia A. Smith, Director

Date:    March 31, 1997             /s/ Craig E. Gosselin
                                    -----------------------------------------
                                    Craig E. Gosselin, Director

                                  EXHIBIT INDEX

ITEM
NUMBER                                               DESCRIPTION
------                                               -----------
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

3.3               Certificate of Amendment of Articles of Incorporation of Dasibi
                  Environmental Corp. (now "Pollution Research and Control
                  Corp.")(Incorporated herein by reference to Exhibit 3(a) to the
                  Amendment No. 1 to the Registration Statement on Form 10 of Dasibi
                  Environmental Corporation (now "Pollution Research and Control
                  Corp.")

3.4               By-laws of A. E. Gosselin Engineering, Inc. (now "Pollution Research
                  and Control Corp.") (Incorporated herein by reference to Exhibit 3(a)
                  to the Amendment No. 1 to the Registration Statement on Form 10 of
                  Dasibi Environmental Corporation (now "Pollution Research and
                  Control Corp.")

4.1               Form of Warrant Agreement.  (Incorporated herein by reference to
                  Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 33-
                  26558 of Pollution Research and Control Corp., dated January 17,
                  1989)

4.2               Form of Unit Purchase Warrant.  (Incorporated herein by reference to
                  Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 33-
                  26558 of Pollution Research and Control Corp., dated January 17,
                  1989)

4.3               Form of Stock Purchase Warrant.  (Incorporated herein by reference to
                  Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 33-

                                      E-1

                  26558 of Pollution Research and Control Corp., dated January 17,
                  1989.)

10.1              Warrant to Purchase 7,500 shares of Common Stock issued to Frost &
                  Company P.S. on February 10, 1987. (Incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 33-
                  26558) of Pollution Research and Control Corp., dated January 17,
                  1989.)

10.2              Employment Agreement, dated July 31, 1987, between Pollution
                  Research and Control Corp. and Albert E. Gosselin, Jr. (Incorporated
                  herein by reference to Exhibit 10.3 to the Registration Statement on
                  Form S-1 (File No. 33-26558) of Pollution Research and Control Corp.,
                  dated January 17, 1989)

10.3              Employees' Incentive Stock Option Plan.  (Incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1
                  (File No. 33-26558) of Pollution Research and Control Corp., dated
                  January 17, 1989)

10.4              Employment Agreement, as amended, dated August 19, 1989, between
                  Pollution Research and Control Corp. and Albert E. Gosselin, Jr.
                  (Incorporated herein by reference to Exhibit 10-28 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1989)

10.5              Lease, dated July 1, 1989, between Pollution Research and Control
                  Corp. and Shahik Mardeross-ASL.  (Incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1989)

10.6              Stock Option Agreement, dated May 28, 1991, between Pollution
                  Research and Control Corp. and Lee Sion.  (Incorporated herein by reference to Exhibit 10.14 to the Transition Report on Form 10-K for
                  the transition period ended June 30, 1991)

10.7              Stock Option Agreement, dated May 28, 1991, between Pollution
                  Research and Control Corp. and Albert E. Gosselin, Jr., (Incorporated
                  herein by reference to Exhibit 10.15 to the Transition Report on Form
                  10-K for the transition period ended June 30, 1991.)

10.8              Stock Option Agreement, dated May 28, 1991, between Pollution
                  Research and Control Corp. and Gary L. Dudley, (Incorporated herein by reference to Exhibit 10.13 to the Transition Report on Form 10-K
                  for the transition period ended June 30, 1991.)

10.9              Agreement, dated November 1, 1991, between Pollution Research and
                  Control Corp. and KVB, Inc. (Incorporated herein by reference to

                  Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1991.)

10.10             Purchase Agreement, dated as of December 2, 1991, between Pollution
                  Research and Control Corp. and CSC Industries, Inc. and affiliated companies Pension Plans Trust.  (Incorporated herein by reference to
                  Exhibit 10.7 to the Amendment No. 1 to the Registration Statement on
                  form S-1 (File No., 33-43124) of Pollution Research and Control Corp.
                  dated December 23, 1991.)

10.11             Warrant, dated as of December 2, 1991, issued to CSC Industries, Inc.
                  and affiliated companies Pension Plans Trust.  (Incorporated herein by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration
                  Statement on form S-1 (File No., 33-43124) of Pollution Research and
                  Control Corp. dated December 23, 1991.)

10.12             Purchase Agreement, dated as of December 9, 1991, between Pollution
                  Research and Control Corp. and Richard M. Molinsky  (Incorporated
                  herein by reference to Exhibit 10.9 to the Amendment No. 1 to the
                  Registration Statement on form S-1 (File No., 33-43124) of Pollution
                  Research and Control Corp. dated December 23, 1991.)

10.13             Warrant, dated as of December 9, 1991, issued to Richard M.
                  Molinsky.  (Incorporated herein by reference to Exhibit 10.10 to the
                  Amendment No. 1 to the Registration Statement on form S-1 (File No.,
                  33-43124) of Pollution Research and Control Corp. dated December 23,
                  1991.)

10.14             Purchase Agreement, dated as of December 11, 1991, between
                  Pollution Research and Control Corp. and Global Environment Fund.
                  (Incorporated herein by reference to Exhibit 10.11 to the Amendment
                  No. 1 to the Registration Statement on form S-1 (File No., 33-43124)
                  of Pollution Research and Control Corp. dated December 23, 1991.)

10.15             Warrant, dated as of December 11, 1991, issued to Global Environment
                  Fund. (Incorporated herein by reference to Exhibit 10.12 to the
                  Amendment No. 1 to the Registration Statement on form S-1 (File No.,
                  33-43124) of Pollution Research and Control Corp. dated December 23,
                  1991.)

10.16             Purchase Agreement, dated as of December 13, 1991, between
                  Pollution Research and Control Corp. and Robert A. Tantleff
                  (Incorporated herein by reference to Exhibit 10.13 to the Amendment
                  No. 1 to the Registration Statement on form S-1 (File No., 33-43124)
                  of Pollution Research and Control Corp. dated December 23, 1991.)

10.17             Warrant, dated as of December 13, 1991, issued to Robert A. Tantleff.
                  (Incorporated herein by reference to Exhibit 10.14 to the Amendment
                  No. 1 to the Registration Statement on form S-1 (File No., 33-43124)
                  of Pollution Research and Control Corp. dated December 23, 1991.)

10.18             Purchase Agreement, dated as of December 16, 1991, between
                  Pollution Research and Control Corp. and Stanley Becker. (Incorporated
                  herein by reference to Exhibit 10.15 to the Amendment No. 1 to the
                  Registration Statement on form S-1 (File No., 33-43124) of Pollution
                  Research and Control Corp. dated December 23, 1991.)

10.19             Warrant, dated as of December 16, 1991, issued to Stanley Becker.
                  (Incorporated herein by reference to Exhibit 10.16 to the Amendment
                  No. 1 to the Registration Statement on form S-1 (File No., 33-43124)
                  of Pollution Research and Control Corp. dated December 23, 1991.)

10.20             Purchase Agreement, dated as of December 16, 1991, between
                  Pollution Research and Control Corp. and Bruce Lynch. (Incorporated
                  herein by reference to Exhibit 10.17 to the Amendment No. 1 to the
                  Registration Statement on form S-1 (File No., 33-43124) of Pollution
                  Research and Control Corp. dated December 23, 1991.)

10.21             Warrant, dated as of December 16, 1991, issued to Bruce Lynch.
                  (Incorporated herein by reference to Exhibit 10.18 to the Amendment
                  No. 1 to the Registration Statement on form S-1 (File No., 33-43124)
                  of Pollution Research and Control Corp. dated December 23, 1991.)

10.22             Purchase Agreement, dated as of December 16, 1991, between
                  Pollution Research and Control Corp. and John Kilmartin.
                  (Incorporated herein by reference to Exhibit 10.19 to the Amendment
                  No. 1 to the Registration Statement on form S-1 (File No., 33-43124)
                  of Pollution Research and Control Corp. dated December 23, 1991.)

10.23             Warrant, dated as of December 16, 1991, issued to John Kilmartin.
                  (Incorporated herein by reference to Exhibit 10.20 to the Amendment
                  No. 1 to the Registration Statement on form S-1 (File No., 33-43124)
                  of Pollution Research and Control Corp. dated December 23, 1991.)

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

10.28             Option Agreement, dated June 22, 1992, between Pollution Research and Control Corp. and Total Software, Inc. (Incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1992.)

10.29             Option Agreement, dated June 22, 1992, between Pollution Research and Control Corp. and Total Software, Inc. (Incorporated herein by reference to Exhibit 10.29 to theAnnuall Report on Form 10-K for the
                  fiscal year ended December 31, 1992.)

10.30             Lease Agreement, dated June 1, 1992, between Dasibi Environmental
                  Group. and Bernard C. Mills, Jr.  (Incorporated herein by reference to
                  Exhibit 10.30 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

10.31             Lease Agreement, dated January 6, 1994, between Pollution Research and Control Corp. and the Prudential Insurance Company of
                  America. (Incorporated herein by reference to Exhibit 10.31 to the
                  Annual Report on form 10-KSB for the fiscal year ended December 31,
                  1994.)

10.32             Agreement, and Bill of Sale, dated February 18, 1994, between
                  Pollution Research and Control Corp. and General Monitors, Inc.
                  (Incorporated herein by reference to Exhibit 10.32 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

10.33             Stipulation of Settlement, dated February 1994, between Pollution
                  Research and Control Corp. and Diversified Research Partners Limited
                  Partnership.  (Incorporated herein by reference to Exhibit 10.33 to the
                  Annual Report on form 10-KSB for the fiscal year ended December 31,
                  1994.)

10.34             Requirements Contract dated March 10, 1994, between Pollution
                  Research and Control Corp. and Logan Research, Ltd. (Incorporated
                  herein by reference to Exhibit 10.34 to the Annual Report on form 10-
                  KSB for the fiscal year ended December 31, 1994.)

10.35             Lease Agreement dated April 15, 1994, between Dasibi Environmental
                  Corp. and Summit Park Associates.  (Incorporated herein by reference to Exhibit 10.35 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

10.36             Amended Employment Agreement, effective August 31, 1993, between
                  Pollution Research and Control Corp. and Albert E. Gosselin, Jr.,
                  (Incorporated herein by reference to Exhibit 10.36 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

10.37             Employment Agreement, dated July 20, 1994, between Pollution
                  Research and Control Corp. and Cynthia L. Gosselin (Incorporated
                  herein by reference to Exhibit 10.37 to the Annual Report on form 10-
                  KSB for the fiscal year ended December 31, 1994.)

10.38             Final Judgment of Permanent Injunction and Other Relief as to
                  Pollution Research and Control Corp. dated July 7, 1994 in Case
                  Number 1.94CV01425, the Securities and Exchange Commission v.
                  Pollution Research and Control Corp., Albert E. Gosselin and Cynthia
                  Gosselin.  (Incorporated herein by reference to Exhibit 10.38 to the
                  Annual Report on form 10-KSB for the fiscal year ended December 31,
                  1994.)

10.39             Final Judgment of Permanent Injunction and Other Relief as to
                  Albert E. Gosselin dated July 13, 1994 in Case
                  Number 1.94CV01425, the Securities and Exchange Commission v.
                  Pollution Research and Control Corp., Albert E. Gosselin and Cynthia
                  Gosselin.  (Incorporated herein by reference to Exhibit 10.39 to the
                  Annual Report on form 10-KSB for the fiscal year ended December 31,
                  1994.)

10.40             Consent of Albert E. Gosselin dated June 7, 1994, in Case Number
                  1.94CV0125, the Securities and Exchange Commission v. Pollution
                  Research and Control Corp., Albert E. Gosselin and Cynthia Gosselin.
                  (Incorporated herein by reference to Exhibit 10.40 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

10.41             Final Judgment of Permanent Injunction and Other Relief as to Cynthia
                  Gosselin, dated July 13, 1994 in Case Number 1.94CV01425, the herein by reference to Exhibit 10.41 to the Annual Report on form 10- KSB for the fiscal year ended December 31, 1994.)

10.42             Consent of Cynthia L.. Gosselin dated June 7, 1994, in Case Number
                  1.94CV0125, the Securities and Exchange Commission v. Pollution
                  Research and Control Corp., Albert E. Gosselin and Cynthia Gosselin.
                  (Incorporated herein by reference to Exhibit 10.41 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

10.43             Warrant to Purchase 40,000 Shares of Common Stock of Pollution
                  Research and Control Corp., dated January 22, 1990, issued to Marty
                  Williams.  ((Incorporated herein by reference to Exhibit 4.9 to the
                  Registration Statement on form S-3 (Registration No., 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.44             Amendment to Warrant to Purchase Common Stock of Pollution
                  Research and Control Corp., of Marty Williams, dated effective June
                  6, 1994. ((Incorporated herein by reference to Exhibit 4.10 to the
                  Registration Statement on form S-3 (Registration No., 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.45             Warrant to Purchase 202,500 Shares of Common Stock of Pollution
                  Research and Control Corp., dated December 2, 1991, issued to CSC
                  Industries, Inc. and affiliated companies. (Incorporated herein by reference to Exhibit 4.11 to the  Registration Statement on form S-3
                  (Registration No., 33-60035) of Pollution Research and Control Corp.
                  dated June 7, 1995.)

10.46             Amendment Warrant to Purchase Common Stock of Pollution Research
                  and Control Corp., of CSC Industries, Inc. and affiliated companies
                  Pension Plans Trust, dated effective June 6, 1994. (Incorporated herein by reference to Exhibit 4.12 to the  Registration Statement on form S-3
                  (Registration No., 33-60035) of Pollution Research and Control Corp.
                  dated June 7, 1995.)

10.47             Warrant to Purchase 67,500 Shares of Common Stock of Pollution
                  Research and Control Corp., dated December 8, 1991, issued to
                  Richard M. Molinsky. (Incorporated herein by reference to Exhibit 4.13 to the  Registration Statement on form S-3 (Registration No., 33-60035)
                  of Pollution Research and Control Corp. dated June 7, 1995.)

10.48             Amendment to Warrant to Purchase Common Stock of Pollution
                  Research and Control Corp., of Richard M. Molinsky, dated effective
                  June 6, 1994.  (Incorporated herein by reference to Exhibit 4.14 to the
                  Registration Statement on form S-3 (Registration No., 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.49             Warrant to Purchase 135,000 Shares of Common Stock of Pollution
                  Research and Control Corp., dated December 11, 1991, issued to
                  Kingsley & Co. (formerly Global Environment Fund) (Incorporated herein by reference to Exhibit 4.15 to the Registration Statement on form S-3 (Registration No., 33-60035) of Pollution Research and
                  Control Corp. dated June 7, 1995.)

10.50             Amendment to Warrant to Purchase Common Stock of Pollution
                  Research and Control Corp. of Kingsley & Co. (formerly Global
                  Environment Fund), dated effective June 6, 1994. (Incorporated herein by reference to Exhibit 4.16 to the  Registration Statement on form S-3
                  (Registration No., 33-60035) of Pollution Research and Control Corp.
                  dated June 7, 1995.)

10.51             Warrant to Purchase 67,500 Shares of Common Stock of Pollution
                  Research and Control Corp., dated December 13, 1991, issued to A.
                  Robert  Tantleff.  (Incorporated herein by reference to Exhibit 4.17 to the Registration Statement on form S-3 (Registration No., 33-60035)
                  of Pollution Research and Control Corp. dated June 7, 1995.)

10.52             Amendment to Warrant to Purchase Common Stock of Pollution
                  Research and Control Corp. of A. Robert Tantleff, dated effective June
                  6, 1994. (Incorporated herein by reference to Exhibit 4.18 to the
                  Registration Statement on form S-3 (Registration No., 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.53             Warrant to Purchase 101,250 Shares of Common Stock of Pollution
                  Research and Control Corp., dated December 16, 1991, issued to
                  Stanley Becker.  (Incorporated herein by reference to Exhibit 4.19 to the Registration Statement on form S-3 (Registration No., 33-60035)
                  of Pollution Research and Control Corp. dated June 7, 1995.)

10.54             Amendment to Warrant to Purchase Common Stock of Pollution
                  Research and Control Corp. of Stanley Becker, dated effective June 6,
                  1994. (Incorporated herein by reference to Exhibit 4.20 to the
                  Registration Statement on form S-3 (Registration No., 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.55             Warrant to Purchase 27,000 Shares of Common Stock of Pollution
                  Research and Control Corp., dated December 16, 1991, issued to John
                  Kilmartin.  (Incorporated herein by reference to Exhibit 4.21 to the
                  Registration Statement on form S-3 (Registration No., 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.56             Amendment to Warrant to Purchase Common Stock of Pollution
                  Research and Control Corp. of John Kilmartin, dated effective June 6,
                  1994. (Incorporated herein by reference to Exhibit 4.22 to the

                  Registration Statement on form S-3 (Registration No., 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.57             Warrant to Purchase 74,250 Shares of Common Stock of Pollution
                  Research and Control Corp., dated December 16, 1991, issued to Bruce
                  Lynch.  (Incorporated herein by reference to Exhibit 4.23 to the
                  Registration Statement on form S-3 (Registration No., 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.58             Amendment to Warrant to Purchase Common Stock of Pollution
                  Research and Control Corp. of Bruce Lynch, dated effective June 6,
                  1994. (Incorporated herein by reference to Exhibit 4.24 to the
                  Registration Statement on form S-3 (Registration No., 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.59             Warrant to Purchase 25,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Michael Young, dated May 24, 1991.
                  (Incorporated herein by reference to Exhibit 4.25 to the Registration
                  Statement on form S-3 (Registration No., 33-60035) of Pollution
                  Research and Control Corp. dated June 7, 1995.)

10.60             Amendment to Warrant to Purchase Common Stock of Pollution
                  Research and Control Corp. of Michael Young, dated effective June 6,
                  1994. (Incorporated herein by reference to Exhibit 4.26 to the
                  Registration Statement on form S-3 (Registration No., 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.61             Warrant to Purchase 12,000 Shares of Common Stock of Pollution
                  Research and Control Corp., of Kennedy
                  Capital Management, dated November 26, 1991.  (Incorporated herein by reference to Exhibit 4.27 to the Registration Statement on form S-3
                  (Registration No., 33-60035) of Pollution Research and Control Corp.
                  dated June 7, 1995.)

10.62             Amendment to Warrant to Purchase Common Stock of Pollution Research
                  and Control Corp. of Kennedy Capital Management dated effective
                  June 6, 1994.  (Incorporated herein by reference to Exhibit
                  4.28 to the Registration Statement on form S-3 (Registration No., 33-
                  60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.63             Pollution Research and  Control Corp. Common Stock Purchase
                  Warrant for the purchase of 60,000 shares of the Equity Group Inc.
                  dated August 31, 1993. (Incorporated herein by reference to Exhibit
                  4.29 to the Registration Statement on Form S-3 (Registration No. 33-
                  60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.64             Warrant to Purchase 7,500 Shares of Common Stock of Pollution
                  Research and Control Corp. of Stanley Becker dated November 8,
                  1993.  (Incorporated herein by reference to Exhibit 4.30 to the
                  Registration Statement on Form S-3 (Registration No. 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.65             Amendment to Warrant to Purchase Common Stock of Pollution
                  Research and Control Corp. of Stanley Becker, dated effective June 6,
                  1994.  (Incorporated herein by reference to Exhibit 4.31 to the
                  Registration Statement on Form S-3 (Registration No. 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.66             Warrant to Purchase 5,500 Shares of Common Stock of Pollution
                  Research and Control Corp. of Bruce Lynch dated November 8, 1993.
                  (Incorporated herein by reference to Exhibit 4.32 to the Registration
                  Statement on Form S-3 (Registration No. 33-60035) of Pollution
                  Research and Control Corp. dated June 7, 1995.)

10.67             Amendment to Warrant to Purchase Common Stock of Pollution
                  Research and Control Corp. of Bruce Lynch, dated effective June 6,
                  1994.  (Incorporated herein by reference to Exhibit 4.33 to the
                  Registration Statement on Form S-3 (Registration No. 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.68             Warrant to Purchase 7,500 Shares of Common Stock of Pollution
                  Research and Control Corp. of Robert Tantleff dated November 8,
                  1993.  (Incorporated herein by reference to Exhibit 4.34 to the
                  Registration Statement on Form S-3 (Registration No. 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.69             Amendment to Warrant to Purchase Common Stock of Pollution
                  Research and Control Corp. of Robert Tantleff, dated effective June 6,
                  1994.  (Incorporated herein by reference to Exhibit 4.35 to the
                  Registration Statement on Form S-3 (Registration No. 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.70             Warrant to Purchase 5,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Edward G. Lowell dated November 8,
                  1995.  (Incorporated herein by reference to Exhibit 4.36 to the
                  Registration Statement on Form S-3 (Registration No. 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.71             Option to Purchase 25,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Randy Foy dated as of July 4, 1994.
                  (Incorporated herein by reference to Exhibit 4.37 to the Registration
                  Statement on Form S-3 (Registration No. 33-60035) of Pollution
                  Research and Control Corp. dated June 7, 1995.)

10.72             Amendment to Warrant to Purchase Common Stock of Pollution
                  Research and Control Corp. of Frost and Company P.S. dated effective
                  February 9, 1992.  (Incorporated herein by reference to Exhibit 4.38 to the Registration Statement on Form S-3 (Registration No. 33-60035)
                  of Pollution Research and Control Corp. dated June 7, 1995.)

10.73             Amendment to Warrant to Purchase Common Stock of Pollution
                  Research and Control Corp. of Kial, Ltd., dated effective January 9,
                  1992.  (Incorporated herein by reference to Exhibit 4.39 to the
                  Registration Statement on Form S-3 (Registration No. 33-60035) of
                  Pollution Research and Control Corp. dated June 7, 1995.)

10.74             Option to Purchase 40,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Albert E. Gosselin, Jr., dated as of June
                  29, 1995 (Incorporated herein by reference to Exhibit 4.40 to the Post-
                  Effective Amendment No. 1 to the Registration Statement on Form S-3
                  (Registration No. 33-60035) of Pollution Research and Control Corp.,
                  dated January  17, 1996.)

10.75             Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Cindy Gosselin dated as of June 29,
                  1995.  (Incorporated herein by reference to Exhibit 4.41 to the Post-
                  Effective Amendment No. 1 to the Registration Statement on Form S-3
                  (Registration No. 33-60035) of Pollution Research and Control Corp.,
                  dated January 17, 1996.)

10.76             Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Barbara L. Gosselin dated as of June 29,
                  1995.  (Incorporated herein by reference to Exhibit 4.42 to the Post-
                  Effective Amendment No. 1 to the Registration Statement on Form S-3
                  (Registration No. 33-60035) of Pollution Research and Control Corp.,
                  dated January 17, 1996.)

10.77             Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Gary L. Dudley dated as of June 29,
                  1995.  (Incorporated herein by reference to Exhibit 4.43 to the Post-
                  Effective Amendment No. 1 to the Registration Statement on Form S-3
                  (Registration No. 33-60035) of Pollution Research and Control Corp.,
                  dated January 17, 1996.)

10.78             Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Marcia Smith dated as of June 29, 1995.
                  (Incorporated herein by reference to Exhibit 4.44 to the Post-Effective
                  Amendment No. 1 to the Registration Statement on Form S-3
                  (Registration No. 33-60035) of Pollution Research and Control Corp.,
                  dated January 17, 1996.)

10.79             Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Craig E. Gosselin dated as of June 29,
                  1995.  (Incorporated herein by reference to Exhibit 4.45 to the Post-
                  Effective Amendment No. 1 to the Registration Statement on Form S-3
                  (Registration No. 33-60035) of Pollution Research and Control Corp.,
                  dated January 17, 1996.)

10.80             Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Keith Gosselin dated as of June 29,
                  1995.  (Incorporated herein by reference to Exhibit 4.46 to the Post-
                  Effective Amendment No. 1 to the Registration Statement on Form S-3
                  (Registration No. 33-60035) of Pollution Research and Control Corp.,
                  dated January 17, 1996.)

10.81             Option to Purchase 10,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Mike Chu dated as of June 29, 1995.
                  (Incorporated herein by reference to Exhibit 4.47 to the Post-Effective
                  Amendment No. 1 to the Registration Statement on Form S-3
                  (Registration No. 33-60035) of Pollution Research and Control Corp.,
                  dated January 17, 1996.)

10.82             Option to Purchase 10,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Kimberly Chu dated as of June 29,
                  1995.  (Incorporated herein by reference to Exhibit 4.48 to the Post-
                  Effective Amendment No. 1 to the Registration Statement on Form S-3
                  (Registration No. 33-60035) of Pollution Research and Control Corp.,
                  dated January 17, 1996.)

10.83             Option to Purchase 5,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Tolly Smith dated as of June 29, 1995.
                  (Incorporated herein by reference to Exhibit 4.49 to the Post-Effective
                  Amendment No. 1 to the Registration Statement on Form S-3
                  (Registration No. 33-60035) of Pollution Research and Control Corp.,
                  dated January 17, 1996.)

10.84             Option to Purchase 25,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of Randy Foy dated as of June 29, 1995.
                  (Incorporated herein by reference to Exhibit 4.50 to the Post-Effective
                  Amendment No. 1 to the Registration Statement on Form S-3
                  (Registration No. 33-60035) of Pollution Research and Control Corp.,
                  dated January 17, 1996.)

10.85             Option to Purchase 200,000 Shares of Common Stock of Pollution
                  Research and Control Corp. of J. Paul Consulting Group dated effective
                  July 18, 1995.  (Incorporated herein by reference to Exhibit 4.51 to  the
                  Post-Effective Amendment No. 1 to the Registration Statement on

                  Form S-3 (Registration No. 33-60035) of Pollution Research and
                  Control Corp., dated January 17, 1996.)

10.86*            Agreement dated June 11, 1996, among Logan Medical Devices, Inc., party of the first part, Ronald Bruce Logan-Sinclair and Howard George Vincent Cooke,
                  parties of the second part, and Pollution Research and Control Corp., party of the third part.

10.87*            Employment Agreement dated June 11, 1996, between Logan Medical Devices,
                  Inc. and Logan Research Ltd., on the one hand, and Ronald Bruce Logan-
                  Sinclair, on the other hand.

10.88*            Guarantee dated effective June 11, 1996, by Logan Medical Devices, Inc. in favor of Namulas Pension Trustees Limited.

10.89*            Loan and Security Agreement dated June 28, 1996, between Logan Medical
                  Devices, Inc., on the one hand, and Ronald Bruce Logan-Sinclair and Howard
                  George Vincent Cooke, on the other hand.

10.90* Nine Per Cent Debenture due June 28, 2,006, in the face amount of $285,714.29, bearing interest quarterly commencing June 30, 1998.

10.91             Option to Purchase 10,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Phil Huss. Option Agreement, dated as of April 1, 1996, between Pollution Research and Control Corp. and Phil
                  Huss. (Incorporated herein by reference to Exhibit 4.11 to the
                  Registration Statement on Form S-3 (Registration No. 33-14133) of
                  Pollution Research and Control Corp. dated October 15, 1996.)

10.92             Consulting Agreement dated as of May 30, 1996, between Pollution
                  Research and Control Corp. and Liviakis Financial Communications,
                  Inc. (Incorporated herein by reference to Exhibit 4.12 to the
                  Registration Statement on Form S-3 (Registration No. 33-14133) of
                  Pollution and Control Corp. dated October 15, 1996.)

10.93             Non-Qualified Stock Option Agreement dated as of May 30, 1996, between Pollution Research and Control Corp. and Liviakis Financial
                  Communications, Inc. (Incorporated herein by reference to Exhibit 4.13 to the Registration Statement on From S-3 (Registration No. 33-14133)
                  of Pollution Research and Control Corp. dated October 15, 1996.)

10.94             Non-Qualified Stock Option Agreement dated as of May 30, 1996, between Pollution Research and Control Corp. and Robert B. Prag.
                  (Incorporated herein by reference to Exhibit 4.14 to the Registration
                  Statement on Form S-3 (Registration No. 33-14133) of Pollution
                  Research and Control Corp. dated October 15, 1996).

10.95             Amendment to Non-Qualified Stock Option Agreement dated July 31,
                  1996, between Pollution Research and Control Corp. and Liviakis
                  Financial Communications, Inc. (Incorporated herein by reference to
                  Exhibit 4.15 to the Registration Statement on Form S-3 (Registration
                  No. 33-14133) of Pollution Research and Control Corp. dated October 15,
                  1996.)

10.96             Amendment to Non-Qualified Stock Option Agreement dated July 31,
                  1996, between Pollution Research and Control Corp. and Robert B.
                  Prag. (Incorporated herein by reference to Exhibit 4.16 to the
                  Registration Statement on Form S-3 (Registration No. 33-14133) of
                  Pollution Research and Control Corp. dated October 15, 1996.)


10.97             Amendment to Consulting Agreement dated 5/30/96 between Pollution
                  Research and Control Corp. and Liviakis Financial Communications,
                  Inc., dated July 31, 1996. (Incorporated herein by reference to
                  Exhibit 4.17 to the Registration Statement on Form S-3 (Registration
                  No. 33-14133) of Pollution Research and Control Corp. dated October 15,
                  1996.)

10.98             Second Amendment to Consulting Agreement dated 5/30/96 between
                  Pollution Research and Control Corp. and Liviakis Financial
                  Communications, Inc. dated as of August 28, 1996. (Incorporated herein by reference to Exhibit 4.18 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and
                  Control Corp. dated october 15, 1996.)

10.99*            Option to Purchase 55,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Aubrey Hornsby;  Option
                  Agreement, dated as of May 31, 1996, between Pollution Research and
                  Control Corp. and Aubrey Hornsby.

10.100*           Option to Purchase 40,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Ernestine Taylor; Option
                  Agreement, dated as of May 31, 1996, between Pollution Research and
                  Control Corp. and Ernestine Taylor.

10.101*           Option to Purchase 30,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Debbie Kendrick; Option
                  Agreement, dated as of May 31, 1996, between Pollution Research and
                  Control Corp. and Debbie Kendrick.

10.102*           Option to Purchase 25,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Roland Fink; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control
                  Corp. and Roland Fink.

10.103*           Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Charles Conner; Option
                  Agreement, dated as of May 31, 1996 between Pollution Research and
                  Control Corp. and Charles Conner.

10.104*           Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Patricia Cudd; Option
                  Agreement, dated as of May 31, 1996, between Pollution Research and
                  Control Corp. and Patricia Cudd.

10.105*           Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Jeffrey Harkey;  Option
                  Agreement, dated as of May 31, 1996, between Pollution Research and
                  Control Corp. and Jeffrey Harkey.

10.106*           Option to Purchase 10,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to James Bowers;  Option
                  Agreement, dated as of May 31, 1996, between Pollution Research and
                  Control Corp. and James Bowers.

10.107*           Option to Purchase 10,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Michael Jones;  Option
                  Agreement, dated as of May 31, 1996, between Pollution Research
                  Corp. and Michael Jones.

10.108*           Option to Purchase 10,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Charles McQuaig;  Option
                  Agreement, dated as of May 31, 1996, between Pollution Research and
                  Control Corp. and Charles McQuaig.

10.109*           Option to Purchase 10,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Daniel Patanjo;  Option
                  Agreement, dated as of May 31, 1996, between Pollution Research and
                  Control Corp. and Daniel Patanjo.

10.110*           Option to Purchase 10,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Karen Perry;  Option Agreement, dated as of May 31, 1996, between Pollution Research and Control
                  Corp. and Karen Perry.

10.111*           Option to Purchase 10,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Ricky Sonnier;  Option
                  Agreement, dated as of May 31, 1996, between Pollution Research and
                  Control Corp. and Ricky Sonnier.

10.112*           Option to Purchase 10,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Victor Valerio;  Option
                  Agreement, dated as of May 31, 1996, between Pollution Research and
                  Control Corp. and Victor Valerio.

10.113*           Option to Purchase 5,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Spencer Abrams;  Option
                  Agreement, dated as of May 31, 1996, between Pollution Research and
                  Control Corp. and Spencer Abrams.

10.114*           Option to Purchase 5,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Dan Busby;  Option Agreement, dated as of May 31, 1996, between Pollution Research and Control
                  Corp. and Dan Busby.

10.115*           Option to Purchase 5,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Frank Getautas;  Option
                  Agreement, dated as of May 31, 1996, between Pollution Research and
                  Control Corp. and Frank Getautas.

10.116*           Option to Purchase 5,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Mitzi Narramore;  Option

                  Agreement, dated as of May 31, 1996, between Pollution Research and
                  Control Corp. and Mitzi Narramore.

10.117*           Option to Purchase 300,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Ron Logan-Sinclair; Option
                  Agreement, dated as of June 1, 1996, between Pollution Research and
                  Control Corp. and Ron Logan-Sinclair.

10.118*           Option to Purchase 123,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Albert E. Gosselin;  Option
                  Agreement, dated as of June 1, 1996, between Pollution Research and
                  Control Corp. and Albert E. Gosselin.

10.119            Option to Purchase 120,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Albert E. Gosselin;  Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp.
                  and Albert E. Gosselin. (Incorporated herein by reference to Exhibit 4.19 to the Registration Statement on Form S-3 (Registration No. 33-14133) of
                  Pollution Research and Control Corp. dated October 15, 1996.)

10.120            Option to Purchase 40,000 Shares of Common Stock of Pollution Research
                  and Control Corp. issued to Gary L. Dudley;  Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp.
                  and Gary L. Dudley. (Incorporated herein by reference to Exhibit 4.20 to the Registration Statement on Form S-3 (Registration No. 33-14133) of
                  Pollution Research and Control Corp. dated October 15, 1996.)

10.121*           Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Gary L. Dudley;  Option
                  Agreement, dated as of June 1, 1996, between Pollution Research and
                  Control Corp. and Gary L. Dudley.

10.122            Option to Purchase 40,000 Shares of Common Stock of Pollution Research
                  and Control Corp. issued to Craig E. Gosselin; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp.
                  and Craig E. Gosselin. (Incorporated herein by reference to Exhibit 4.21 to the Registration Statement on Form S-3 (Registration No. 33-14133) of
                  Pollution Research and Control Corp. dated October, 15, 1996.)

10.123*           Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Craig E. Gosselin;  Option
                  Agreement, dated as of June 1, 1996, between Pollution Research and
                  Control Corp. and Craig E. Gosselin.

10.124            Option to Purchase 40,000 Shares of Common Stock of Pollution Research
                  and Control Corp. issued to Cynthia L. Gosselin;  Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp.
                  and Cynthia L. Gosselin. (Incorporated herein by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (Registration No. 33-14133) of
                  Pollution Research and Control Corp. dated October 15, 1996.)

10.125*           Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Cynthia L. Gosselin;  Option
                  Agreement, dated as of June 1, 1996, between Pollution Research and
                  Control Corp. and Cynthia L. Gosselin.

10.126            Options to Purchase 40,000 Shares of Common Stock of Pollution Research
                  and Control Corp. issued to Marcia Smith;  Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Marcia
                  Smith. (Incorporated herein by reference to Exhibit 4.23 to the
                  Registration Statement on Form S-3 (Registration No. 33-14133) of
                  Pollution Research and Control Corp. dated October 15, 1996.)

10.127*           Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Marcia Smith;  Option
                  Agreement, dated as of June 1, 1996, between Pollution Research and
                  Control Corp. and Marcia Smith.

10.128            Option to Purchase 40,000 Shares of Common Stock of Pollution Research
                  and Control Corp. issued to Margaret Jones;  Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Margaret
                  Jones. (Incorporated herein by reference to Exhibit 4.24 to the
                  Registration Statement on Form S-3 (Registration No. 33-14133) of
                  Pollution Research and Control Corp. dated October 15, 1996.)

10.129*           Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Margaret Jones;  Option
                  Agreement, dated as of June 1, 1996, between Pollution Research and
                  Control Corp. and Margaret Jones.

10.130*           Option to Purchase 37,500 Shares of Common Stock of Pollution
                  Research Corp. issued to Lee Sion;  Option Agreement, dated as of
                  June 1, 1996, between Pollution Research and Control Corp. and Lee
                  Sion.

10.131*           Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Patricia Cudd;  Option
                  Agreement, dated as of June 1, 1996, between Pollution Research and
                  Control Corp. and Patricia Cudd.

10.132*           Option to Purchase 20,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Roland Fink;  Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp.
                  and Roland Fink.

10.133            Purchase Agreement, dated as of June 14, 1996, between Pollution
                  Research and Control Corp. and John Ann Hotchkiss; Warrant to
                  Purchase 291,667 Shares of Common Stock of Pollution Research and
                  Control Corp. dated June 15, 1996, issued to John Ann Hotchkiss.
                  (Incorporate herein by reference to Exhibits 4.25 and 4.26 to the
                  Registration Statement on Form S-3 (Registration No. 33-14133) of
                  Pollution Research and Control Corp. dated October 15, 1996.)

10.134            Purchase Agreement, dated as of June 14, 1996, between Pollution
                  Research and Control Corp. and David Firestone;  Warrant to Purchase
                  166,667 Shares of Common Stock of Pollution Research and Control Corp.
                  dated June 15, 1996, issued to David Firestone. (Incorporated herein by reference to Exhibits 4.27 and 4.28 to the Registration Statement on
                  Form S-3 (Registration No. 33-14133) of Pollution Research and Control
                  Corp. dated October 15, 1996.)

10.135            Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Irawan Onggara;  Warrant to Purchase 166,667 Shares
                  of Common Stock of Pollution Research and Control Corp., dated June 15,
                  1996, issued to Irawan Onggara. (Incorporated herein by reference to
                  Exhibits 4.29 and 4.30 to the Registration Statement on Form S-3
                  (Registration No. 33-14133) of Pollution Research and Control Corp. dated
                  October 15, 1996.)

10.136            Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and John M. Liviakis;  Warranto to Purchase 66,667 Shares
                  of Common Stock of Pollution Research and Control Corp. dated June 15,
                  1996, issued to John M. Liviakis. (Incorporated herein by reference to
                  Exhibits 4.31 and 4.32 to the Registration Statement on Form S-3 (Registration
                  No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.137            Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Robert S. London;  Warrant to Purchase 66,667 Shares
                  of Common Stock of Pollution Research and Control Corp., dated June 15,
                  1996, issued to Robert S. London. (Incorporated herein by reference to
                  Exhibits 4.33 and 4.34 to the Registration Statement on Form S-3 (Registration
                  No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.138            Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Robert B. Prag;  Warranto to Purchase 66,667 Shares of
                  Common Stock of Pollution Research and Control Corp., dated June 15, 1996, issued to Robert B. Prag. (Incorporated herein by reference to Exhibits
                  4.35 and 4.36 to the Registration Statement on Form S-3 (Registration No.
                  33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.139            Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Shawn Cady;  Warrant to Purchase 41,667 Shares of
                  Common Stock of Pollution Research and Control Corp., dated June 15, 1996, issued to Shawn Cady. (Incorporated herein by reference to Exhibits 4.37 and
                  4.38 to the Registration Statement on Form S-3 (Registration No. 33-14133)
                  of Pollution Research and Control Corp. dated October 15, 1996.)

10.140            Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Donald Carstens;  Warrant to Purchase 41,667 Shares
                  of Common Stock of Pollution Research and Control Corp., dated June 15,
                  1996 issued to Donald Carstens. (Incorporated herein by reference to
                  Exhibits 4.39 and 4.40 to the Registration Statement on Form S-3
                  (Registration No. 33-14133) of Pollution Research and Control Corp. dated
                  October 15, 1996.)

10.141            Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Ling Nen Chuan;  Warrant to Purchase 41,667 Shares
                  of Common Stock of Pollution Research and Control Corp., dated June 15,
                  1996, issued to Ling Nen Chuan. (Incorporated herein by reference to
                  Exhibits 4.41 and 4.42 to Registration Statement on Form S-3 (Registration
                  No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.142            Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Sanibel Capital Corporation;  Warrant to Purchase
                  41,667 Shares of Common Stock of Pollution Research and Control Corp.
                  dated June 15, 1996, issued to Sanibel Capital Corporation. (Incorporated herein by reference to Exhibits 4.43 and 4.44 to the Registration Statement
                  (Registration No. 33-14133) of Pollution Research and Control Corp. dated
                  October 15, 1996.)

10.143            Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Donna Sizemore;  Warrant to Purchase 8,333 Shares of
                  Common Stock of Pollution Research and Control Corp., dated June 15, 1996, issued to Donna Sizemore.  (Incorporated herein by reference to Exhibits
                  4.45 and 4.46 to the Registration Statement to Form S-3 (Registration No.
                  33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.144            Option to Purchase 25,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Randy Foy;  Option Agreement, dated as of July 1,
                  1996, between Pollution Research and Control Corp. and Randy Foy.
                  (Incorporated herein by reference to Exhibit 4.47 to the Registration
                  Statement on Form S-3 (Registration No. 33-14133) of Pollution Research
                  and Control Corp. dated October 15, 1996.)

10.145*           Option to Purchase 40,000 Shares of Common Stock of Pollution
                  Research and Control Corp. issued to Paul Richardson;  Option
                  Agreement, dated as of August 6, 1996, between Pollution Research and Control Corp. and Paul Richardson.

10.146            Letter Agreement, dated as of September 20, 1996, between Pollution
                  Research and Control Corp. and Neil C. Sullivan;  Warrant to Purchase 300,000
                  Shares of Common Stock of Pollution Research and Control Corp. dated
                  September 20, 1996, issued to Neil C. Sullivan. (Incorporated herein by reference to Exhibits 4.48 and 4.49 to the Registration Statement on Form S-3
                  (Registration No. 33-14133) of Pollution Research and Control Corp. dated
                  October 15, 1996.)

10.147*           Consulting Agreement dated November 19, 1996, between Pollution
                  Research and Control Corp. and Fenway Advisory Group.

10.148*           Option to Purchase 400,000 Shares of Pollution Research and Control
                  Corp. issued to Fenway Advisory Group;  Option Agreement dated as of November 19, 1996, between Pollution Research and Control Corp.
                  and Fenway Advisory Group.

21*               List of Subsidiaries.


*Filed herewith.