Form 10QSB
period 1997-03-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1997-05-14
CIK 763950

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended March 31, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Transition Period from _________ to _________

Commission file Number 0-14266

                      POLLUTION RESEARCH AND CONTROL CORP.
         ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         California                                        95-2746949
         ----------                                        ----------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                       Identification Number)

                  506 Paula Avenue, Glendale, California, 91201
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (818) 247-7601
                (Issuer's telephone number, including area code)

Check whether the Small Business Issuer (1) has filed all reports required to be filed by Section 13or15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes X  No
   ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                    Date               No. of Shares Outstanding
         ------                   ----               -------------------------
         Common               May 14, 1997                       8,673,732

Traditional Small Business Disclosure Format (check one):
Yes X  No
   ---   ---

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   FORM 10-QSB
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1997



                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
Part I            Financial Information

                  Item 1.                   Financial Statements:

                                            Consolidated Balance Sheet                                      3
                                            Consolidated Statements of Operations                           5
                                            Consolidated Statements of Cash Flows                           6
                                            Notes to Financial Statements                                   7

                  Item 2.                   Management's Discussion and Analysis of Financial
                                            Condition and Results of Operations                             8

Part II           Other Information                                                                        10

                  Item 6(b).        Reports on Form 8-K                                                    11

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (UNAUDITED)

CURRENT ASSETS                                                              03/31/97
                                                                           ----------
         Cash                                                              $  679,848
         Marketable securities                                                 99,000
         Accounts receivable, trade, less allowance for doubtful
          accounts of $41,382                                               1,821,695
         Inventories (Note 2)                                               2,492,899
         Other current assets                                                  14,825
                                                                           ----------
         TOTAL CURRENT ASSETS                                               5,108,267

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, less accumulated depreciation of 253,461                      1,605,568

OTHER ASSETS
         Goodwill, less accumulated amortization of $5,974                    293,914
         Loan costs, less accumulated amortization of $22,706                  68,118
         Other intangibles, less accumulated amortization of $5,950            34,559
         Other                                                                 13,630
                                                                           ----------
TOTAL OTHER ASSETS                                                            410,221
                                                                           ----------
TOTAL ASSETS                                                               $7,124,056
                                                                           ==========


See notes to the financial statements

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                          AS OF
CURRENT LIABILITIES                                                      3/31/97
                                                                       ----------
         Notes payable (Note 3)                                       $   744,762
         Accounts payable                                                 785,260
         Accrued liabilities                                              201,734
         Current portion of long-term debt - related party                  8,202
         Current portion of long-term debt                                178,539
                                                                      -----------
TOTAL CURRENT LIABILITIES                                               1,918,497
                                                                      -----------
LONG-TERM DEBT, less current portion (Note 3)                             714,619
LONG-TERM DEBT, related party, less current portion                       364,992
DEFERRED RENT, less current portion                                       101,570
DEFFERED INCOME TAXES                                                      45,000
COMMITMENTS AND CONTINGENCIES (Note 4)                                       --
SHAREHOLDERS' EQUITY (Note 5)

         Preferred Stock, no par value; 20,000,000 shares
                  authorized, no shares issued and outstanding               --
         Common Stock, no par value; 30,000,000 shares
                  authorized, 8,549,565 issued and outstanding          6,588,980

         Less notes receivable                                            (86,857)
         Other paid in capital                                            145,764
         Accumulated deficit                                           (2,792,910)

         Unrealized gain on marketable securities                          99,000
         Unrealized foreign currency translation gain                      25,401
                                                                      -----------
         TOTAL SHAREHOLDERS' EQUITY                                     3,979,378
                                                                      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 7,124,056
                                                                      ===========

See notes to the financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS
                                                                      ENDED MARCH 31,
                                                             --------------------------------
                                                                 1997               1996
                                                             ------------        ------------
Net revenues                                                 $ 2,552,366         $ 1,629,046
Costs of good sold                                             1,828,482             929,056
                                                             -----------         -----------
         Gross profit                                            723,884             699,990

Operating expenses:
         Selling, general and administrative expenses            655,107             403,614
         Research and development                                  6,730              38,022
                                                             -----------         -----------
                  Total operating expenses                       661,837             441,636

         Income from operations                                   62,047             258,354

         Interest expense                                        (71,461)             (3,837)
         Interest and other income                                 1,077               4,638
         Other income                                               --                  --
                                                             -----------         -----------
                  Income (loss) before income taxes               (8,337)            259,155

         Provision for income taxes:
                  Current                                           --                  --
                  Deferred (Note 6)                              (10,000)               --
                                                             -----------         -----------
                  Total provision for income taxes               (10,000)               --
                                                             -----------         -----------
                                    Net income                     1,663             259,155
                                                             -----------         -----------
         Earnings per Share (Note 10)
                  Net Income (loss)                          $     .0002         $       .04
                                                             -----------         -----------
         Weighted Average Number of Common and Common
                  Equivalent Shares Outstanding                8,739,815           6,941,557
                                                             ===========         ===========

         See notes to financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                             ---------------------------
                                                                1997              1996
                                                             ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $   1,663         $ 259,155
Adjustments to reconcile net income to net cash
         used for operating activities:

         Depreciation and amortization                          58,150             8,004
         Deferred income taxes                                 (10,000)             --
         Deferred rent                                          25,379            (3,634)
         Changes in operating assets and liabilities:
            Accounts receivable, trade, net                   (101,990)         (723,118)
            Inventories                                         54,570              --
            Other current assets                                 6,022            (3,112)
            Other assets                                         4,004              --
            Accounts payable                                  (200,933)          (26,664)
Accrued liabilities                                            (54,482)          (31,416)
            Unearned revenue                                   (50,820)             --
                                                             ---------         ---------
Net cash used for operating activities                        (268,437)         (520,785)
                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
    improvements                                                (3,689)           (3,759)
                                                             ---------         ---------
         Net cash used for investing activities                 (3,689)           (3,759)
                                                             ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank line of credit - advances (repayments)                   (100,000)           50,000
Net increase in Nutek line of credit                           291,104           160,140
Repayments of long-term debt                                   (61,176)             --
Additional borrowing under long-term debt                      100,000              --
                                                             ---------         ---------
         Net cash provided by financing activities             229,928           210,140
                                                             ---------         ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (1,124)             --
                                                             ---------         ---------
NET INCREASE (DECREASE) IN CASH                                (43,322)         (314,404)
CASH AT BEGINNING OF PERIOD                                    723,170           641,695
                                                             ---------         ---------
CASH AT END OF PERIOD                                        $ 679,848         $ 327,291
                                                             =========         =========


See notes to the financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF  PRESENTATION

The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the financial statements for the period presented. Interim results are not necessarily indicative of results for a full year.

The financial statements at March 31, 1997, include the activity of two subsidiaries, NUTEK, Inc. and LOGAN MEDICAL DEVICES, Inc., which were acquired by the company in June, 1996. As a result, the statement of operations for March 31, 1996, is not comparable to March 31, 1997, and it is impractical to provide proforma results in the notes.

The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2.       INVENTORIES:

Inventories at March 31, 1997 consisted of the following:

         Raw Materials              $ 1,914,569
         Work-in-Progress               456,720
         Finished Goods                 121,610
                                    -----------
                                    $ 2,492,899
                                    ===========

3.       NOTES PAYABLE AND LONG TERM DEBT:

Since the filing of the Company's Annual Report on Form 10-K, the Company has increased its borrowings under the Nutek working capital facility by $291,104 and increased the term loan by an additional $100,000.


4.       COMMITMENTS AND CONTINGENCIES:

In October 1996, the Company terminated its agreement with a public relations firm and cancelled 1,300,000 options held by the public relations firm. The matter is presently in dispute. The probability or amount of any loss to the Company cannot be determined at this time.

5.       SHAREHOLDERS' EQUITY:

Options and Warrants

As of March 31, 1997, the Company had 3,205,500 options and 1,275,836 warrants outstanding at exercise prices ranging from $0.55 to $2.00 which, if exercised, would generate proceeds to the Company of $4,821,386.

6.       EARNINGS PER SHARE:

Earnings per share is computed by dividing net income or loss by the weighted average number of common and common equivalent shares (options and warrants) outstanding during the period. Options and warrants which are dilutive are included as common equivalents under the treasury stock method, unless the dilutive options and warrants would, if exercised, generate proceeds sufficient to repurchase more than 20% of the Company's outstanding common stock at market prices, in which case the modified treasury stock method applies. During the quarter ended March 31, 1997, there were not sufficient number of dilutive options and warrants to cause application of the modified treasury stock method.

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

The Company designs, manufactures and markets electrical control panels for automation use in utility, pulp and paper mill and various other industrial process applications through its wholly owned subsidiary, NUTEK, Inc., ("Nutek"), and currently derives approximately 45% of its revenues from Nutek sales.

The Company designs, manufactures and markets medical instrumentation through its wholly owned subsidiary, LOGAN MEDICAL DEVICES, Inc. ("LMD"), a start-up company applying the Company's technology to non-invasive asthma diagnostics. The Company currently derives approximately 5% of its revenues from medical sales.

The Company's future operating results may be affected by a number of factors, including: uncertainties relative to global economic conditions; industry factors, the availability and cost of components; the Company's ability to develop, manufacture and sell its products profitably; the Company's ability to successfully increase its market share in its core business while expanding its product base into other markets; the strength of its distribution channels; and the Company's ability to effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997, VERSUS THREE MONTHS ENDED MARCH 31, 1996

Net revenues increased 57% from $1,629,046 during the first quarter of 1996 to $2,552,366 during the first quarter of 1997. The increase was primarily due to the acquisitions of Nutek and LMD, completed in June 1996. Revenues for the core air pollution decreased $462,000, or 28%, due to on-going competitive price pressures which directly effect the Company's ability to obtain contracts.

Gross margin was 28% for the first quarter of 1997 versus 43% for the first quarter of 1996. Nutek operates at lower margins than the Company's core air pollution instrument business due to its nonproprietary business.

Selling, general and administrative expenses increased $251,493, or 62% , during the first quarter of 1997, over the same period in 1996, principally due to the addition of the expenses of Nutek and LMD.

Research and development declined 31,292, or 82%, during the first quarter of 1997, compared to the first quarter of 1996, due to cost reduction measures.

Interest expense was $71,461 during the first quarter of 1997, compared to $3,837 during the first quarter of 1996. The increase was due to the debt incurred in connection with the acquisitions of Nutek and LMD.

As a result of the foregoing factors, net income decreased from a net income of $259,155 during the three months ended March 31,1996 to net income of $1,663 during the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities.

Net cash used in operating activities in the three months ended March 31, 1997, amounted to $268,437, due to a reduction in accounts payable.

Working capital was $3,189,770 at March 31, 1997.

As of March 31, 1997, Nutek had borrowings of $654,762 under its line of credit which has a maximum of the lesser of $1,000,000 or the borrowing base (as defined in the loan agreement).

The Company has no material commitments for capital expenditures as of March 31, 1997. The Company believes it will be able to meet its current obligations with funds generated from operations and the existing credit facilities during the next twelve months.

INFLATION

The Company believes that inflation has not had a material impact on its business.

SEASONALITY

The Company does not believe that its business is seasonal.

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a.) Not applicable

                  (b.) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     POLLUTION RESEARCH AND CONTROL CORP.
                                     ------------------------------------
                                                   (Registrant)

Date   May 14, 1997                 By:    /s/ Albert E. Gosselin, Jr.
      ------------------------      ----------------------------------
                                    Albert E. Gosselin, Jr., President
                                    and Chief Executive Officer


Date   May 14, 1997                 By:    /s/  Cynthia L. Gosselin
       -----------------------      -------------------------------
                                    Cynthia L. Gosselin, Chief Financial Officer