Form 10QSB
period 1997-06-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1997-08-13
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended  June 30, 1997

[ ]  Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from _____ to _____

                         Commission file Number 0-14266
                                                -------

                      POLLUTION RESEARCH AND CONTROL CORP.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         California                                       95-2746949
 -------------------------------             ----------------------------------
(State of or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                                 506 Paula Ave.
                           Glendale, California 91201
                     --------------------------------------
                    (Address Of Principal Executive Offices)

                                 (818) 247-7601
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
     -------          -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                        Date                No. of shares outstanding
     -----                        ----                -------------------------
    Common                     August 13, 1997                 8,673,732

Traditional Small Business Disclosure Format (check one):

Yes     X         No
     -------          -------

                                   FORM 10-QSB

                  For the Six-Month Period Ended June 30, 1997

                                TABLE OF CONTENTS


                                                                           Page

Part I            Financial Information

                  Item 1. Financial Statements...........................    3

                  Consolidated Balance Sheet.............................    3
                  Consolidated Statements of Operations..................    5
                  Consolidated Statements of Cash Flows..................    7
                  Notes to Financial Statements..........................    9

                  Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........   11

Part II           Other Information......................................   13

                  Item 4. Submission of Matters to a Vote
                  of Security Holders....................................   13
                  Item 6(b). Reports on Form 8-K.........................   13

                         PART I - FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)
                                                                        AS OF
CURRENT ASSETS                                                         6/30/97
                                                                      ----------

     Cash                                                             $  674,938

     Marketable securities                                                99,000

     Accounts receivable, trade, less allowance for doubtful
         accounts of $41,382                                           1,397,138

     Inventories (Note 2)                                              2,200,198

     Other current assets                                                 32,189
                                                                      ----------

     TOTAL CURRENT ASSETS                                              4,403,463
                                                                      ----------

PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, less accumulated depreciation of
  $301,712 (Note 2)                                                    1,559,233

OTHER ASSETS

     Goodwill, less accumulated amortization of $7,950                   295,856

     Loan costs, less accumulated amortization of $30,275                 60,549

     Organization costs, less accumulated
       amortization of $6,800                                             33,709

     Other                                                                18,855
                                                                      ----------

         TOTAL OTHER ASSETS                                              408,969
                                                                      ----------

     TOTAL ASSETS                                                     $6,371,665
                                                                      ==========

                           CONSOLIDATED BALANCE SHEET
                       LIABILITIES AND SHAREHOLDERS'EQUITY
                                   (Unaudited)
                                                                        AS OF
CURRENT LIABILITIES                                                    6/30/97
                                                                    -----------

     Notes payable (Note 3)                                         $   710,997

     Current portion of long-term debt, related parties                  11,047

     Current portion of long-term debt (Note 3)                         222,681

     Accounts payable                                                   713,650

     Accrued liabilities                                                216,889
                                                                    -----------

         TOTAL CURRENT LIABILITIES                                    1,875,264

LONG-TERM DEBT,  related party, less current portion                    362,476

DEFERRED RENT                                                           103,936

LONG-TERM DEBT, less current portion (Note 3)                           636,138

DEFERRED INCOME TAXES                                                    45,000

COMMITMENTS AND CONTINGENCIES (Note 4)                                     --

SHAREHOLDERS' EQUITY (Note 5)

     Preferred Stock, no par value; 20,000,000 shares authorized, no shares issued and outstanding

     Common Stock, no par value; 30,000,000 shares
        authorized, 8,673,732 issued and outstanding                  2,626,932

     Less notes receivable                                              (86,857)

     Other paid in capital                                            4,107,812

     Accumulated deficit                                             (3,416,557)

     Unrealized gain on marketable securities                            99,000

     Unrealized foreign currency translation loss                        18,521
                                                                    -----------

         TOTAL SHAREHOLDERS' EQUITY                                   3,348,851
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 6,371,665
                                                                    ===========


                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                       Three Months
                                                                      Ended June 30
                                                                      -------------

                                                            1997                      1996
                                                        -----------                -----------

Net revenues                                            $ 1,935,629                $ 1,929,848

Cost of goods sold                                        1,802,492                  1,265,954
                                                        -----------                -----------

     Gross Profit                                           133,137                    663,894
                                                        -----------                -----------

Operating Expenses:

  Selling, general and administrative expenses              656,254                    421,099

  Research and development                                   16,493                     41,876

     Total operating expenses                               672,747                    462,975
                                                        -----------                -----------

       Income from operations                              (539,610)                   200,919

Interest expense                                            (88,053)                    (4,375)

Interest income                                               1,106                      1,102

Other income                                                  2,911                       --
                                                        -----------                -----------

     Income before income taxes                            (623,646)                   197,646

Provision for income taxes:

     Current                                                   --                         --

     Deferred (Note 6)                                         --                      (24,000)
                                                        -----------                -----------

       Total provision for income taxes                        --                      (24,000)
                                                        -----------                -----------

         Net income (loss)                              $  (623,646)               $   221,646
                                                        ===========                ===========

Earnings per share:
Primary:
     Net income (loss)                                  $      (.07)               $       .03
                                                        ===========                ===========

Weighted average number of common and
    common equivalent shares outstanding                  8,673,732                  7,374,396
                                                        ===========                ===========
Fully Diluted:
     Net income (loss)                                not applicable               $       .03
                                                                                   ===========
Weighted average number of common and
common equivalent shares outstanding                                                 7,414,352
                                                                                   ===========


                                                         5


                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                                                                         Six Months
                                                                       Ended June 30
                                                                       -------------
                                                            1997                        1996
                                                         -----------                -----------

Net revenues                                             $ 4,487,995                $ 3,558,894

Cost of goods sold                                         3,630,974                  2,195,010
                                                         -----------                -----------

     Gross Profit                                            857,021                  1,363,884
                                                         -----------                -----------

Operating Expenses:

  Selling, general and administrative expenses             1,311,362                    824,713

  Research and development                                    23,223                     79,898

     Total operating expenses                              1,334,585                    904,611
                                                         -----------                -----------

       Income from operations                               (477,564)                   459,273

Interest expense                                            (159,514)                    (8,212)

Interest income                                                2,183                      2,240

Other income                                                   2,911                      3,500
                                                         -----------                -----------

     Income before income taxes                             (631,984)                   456,801

Provision for income taxes:

     Current                                                    --                         --

     Deferred (Note 6)                                       (10,000)                   (24,000)
                                                         -----------                -----------

       Total provision for income taxes                      (10,000)                   (24,000)
                                                         -----------                -----------

         Net income (loss)                               $  (621,984)               $   480,801
                                                         ===========                ===========

Earnings per share:
Primary:
     Net income (loss)                                   $      (.07)               $       .07
                                                         ===========                ===========

Weighted average number of common and
    common equivalent shares outstanding                   8,673,732                  7,171,287
                                                         ===========                ===========
Fully Diluted:
     Net income (loss)                                 not applicable               $       .07
                                                                                    ===========
Weighted average number of common and
common equivalent shares outstanding                                                  7,242,885
                                                                                    ===========


                                              6


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months
                                                                           Ended June 30
                                                                           -------------
                                                                   1997                    1996
                                                                 -------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                               ($621,984)               $ 480,801

Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities:

     Depreciation and amortization                                116,574                   25,509

     Deferred income taxes                                        (10,000)                 (24,000)

     Inventory reserves                                           200,000                     --

Changes in operating assets and liabilities:

         Accounts receivable, trade, net                          324,004                 (930,037)

         Inventories                                              151,390                  223,291

         Other current assets                                     (10,992)                   3,917

         Other assets                                              (1,221)                    --

         Accounts payable                                        (288,568)                 (56,322)

         Accrued liabilities                                      (39,492)                 (52,589)

         Unearned revenues                                        (50,820)                    --

         Deferred rent                                             27,745                   (7,267)
                                                                ---------                ---------

Net cash provided by (used for) operating activities             (203,364)                (336,697)
                                                                ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment, and leasehold
  improvements                                                     (5,224)                 (19,076)

Acquisition of subsidiaries, net of cash acquired of
$186,304                                                             --                   (433,795)

Other assets                                                         --                    (13,793)
                                                                ---------                ---------

     Net cash used for investing activities                        (5,224)                (466,664)
                                                                ---------                ---------





                       CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                        (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank line of credit - advances (repayments)                      5,000                     --

Net increase in Nutek line of credit                           152,342                  171,145

Additional borrowings under long-term debt                     100,000                     --

Proceeds from issuance of common stock (Note 8)                   --                    777,390

Repayment of long-term debt                                    (95,518)                    --
                                                             ---------                ---------

     Net cash provided by financing activities                 161,824                  948,535
                                                             ---------                ---------

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                                      (1,468)                  (1,187)
                                                             ---------                ---------

NET INCREASE IN CASH                                           (48,232)                 143,987

CASH AT BEGINNING OF PERIOD                                    723,170                  641,695

CASH AT END OF PERIOD                                        $ 674,938                $ 785,682
                                                             =========                =========



                                           8

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

     The financial statements at June 30, 1997, include the activity of two subsidiaries, NUTEK, Inc. and LOGAN MEDICAL DEVICES, Inc., which were acquired by the company in June, 1996.

     Pro-forma results for the six months ended June 30, 1996, presented as if the acquisition of Nutek had occurred at the beginning of the quarter is presented below:

                                                       Six Months
                                                          Ended
                                                         June 30
                                                          1996

       Revenues                                       $  5,315,000
                                                      ============

       Net income (loss)                              $     371,000
                                                      =============

       Earnings per share:

       Primary:

                Net income (loss)                     $         .05
                                                      =============

       Weighted average common and common
           equivalent shares outstanding                  7,258,787
                                                      =============

       Fully diluted:

                Net income                            $         .05
                                                      =============

       Weighted average common and common
           equivalent shares outstanding                  7,518,395


     Results of operations for Logan Medical Devices, Inc. for the six months ended June 30, 1996 are not material to the consolidated results of operations.

     The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10KSB for the year ended December 31, 1996.

2. Inventories:

     Inventories at June 30, 1997 consisted of the following:

             Materials and Supplies                        $    682,812
             Work-in-Process                                    386,745
             Finished Goods                                   1,330,641
             Reserve                                           (200,000)
                                                            -----------
                                                           $  2,200,198
                                                           ============

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

5. Shareholders' Equity:

Options and Warrants
--------------------

     As of June 30, 1997, the Company had 3,205,500 options and 1,275,836 warrants outstanding at exercise prices ranging from $0.55 to $2.00 which, if exercised, would generate proceeds to the Company of $4,821,386.

6. Earnings per Share:

     Earnings per share is computed by dividing net income or loss by the weighted average number of common and common equivalent shares (options and warrants) outstanding during the period. Options and warrants which are dilutive are included as common equivalents under the treasury stock method, unless the dilutive options and warrants would, if exercised, generate proceeds sufficient to repurchase more than 20% of the Company's outstanding common stock at market prices, in which case the modified treasury stock method applies. During the quarter ended June 30, 1997, there were not sufficient number of dilutive options and warrants to cause application of the modified treasury stock method.

7. Non-cash Transactions:

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

General

     The Company designs, manufactures and markets automated continuous monitoring instruments used to detect and measure various types of air pollution through its wholly-owned subsidiary, Dasibi Environmental Corp ("Dasibi"). The Company currently derives the majority of its revenue from sales of Dasibi's instruments and their replacement parts, referred to as the "core business".

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

RESULTS OF OPERATIONS

     Net revenues increased 26% from $3,559,000 during the six-month period ended June 30, 1996 to $4,488,000 during the six-month period ended June 30, 1997, primarily as a result of the acquisition of Nutek, Inc. in June 1996. However, core business revenues declined 30% for the three month period because of fewer instrument orders obtained in an escalating competitive price environment. Gross margin declined from 38% to 19% for the six month period, and from 34% to 7% for the three month period, primarily due to three factors. First, Nutek is operating at a lower gross margin of 23%, secondly, because Dasibi is operating at lower margins of 21% due to ongoing competitive price pressures, and finally, due to the write off of possible obsolete inventory for both Nutek and Dasibi.

     Selling, general and administrative expenses increased $487,000 from $825,000 in the six months ended June 30, 1996 to $1,311,000 in the six months ended June 30, 1997 and increased $235,000 for the three months ended June 30, 1997 as compared to the same period in 1996, primarily due to the full inclusion of Nutek in the Company's business.

     Research and development expenditures declined $57,000 and $25,000 during the six month and three month periods, respectively, due to cost reduction measures, which included the closure of the Company's Texas R&D facility.

     As a result of the foregoing factors, none of the subsidiaries reached "break-even" revenues, and net income decreased $1,103,000 for the six-month period ended June 30, 1997 over the same period in 1996, and decreased $845,292 for the three month period over the comparable period of the prior year.

Liquidity and Capital Resources.

     The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities.

     During the six months ended June 30, 1997, operations generated all but $204,000 of the cash needs of the Company. An additonal $162,000 was generated through borrowings under the Nutek line of credit and term loan. This resulted in a decrease in cash of $48,000.

     Working capital at June 30, 1997 was approximately $2,500,000, a decrease of $700,000 from the previous quarter. This decrease is due primarily to the loss from operations arising as a result of the lower production levels.

     As of June 30, 1997, Nutek had borrowings of $515,997 under its line of credit which has a maximum of the lesser of $1,000,000 or the borrowing base (as defined in the loan agreement). Dasibi renewed its line of credit with a bank, which provides for borrowings of up to $200,000 through June 3, 1998. As of June 30, 1997, Dasibi had borrowed $200,000 under this agreement, $190,000 of which was outstanding at July 30, 1997.

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

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     (a) On June 18, 1997 the Company's Annual Meeting of Shareholders was held. The following members of the Board of Directors were re-elected with the following vote:

     Name                            Vote For                 Vote Withheld
     ----                            --------                 -------------

Albert E. Gosselin, Jr.              7,836,805                    396,636
Gary L. Dudley                       7,266,786                    966,655
Craig E. Gosselin                    7,254,600                    978,841
Barbara L. Gosselin                  7,264,594                    968,847
Marcia Smith                         7,268,700                    964,741
Barry Soltani                        7,263,725                    969,716

     No other matters were submitted to the shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Not applicable.

     (b) The Company did not file any reports on Form 8-K during the six months ended June 30, 1997.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            POLLUTION RESEARCH AND CONTROL CORP.
                                                      (Registrant)



Date:    August 13, 1997                    By: /s/ Albert E. Gosselin, Jr.
                                                --------------------------------
                                                Albert E. Gosselin, Jr.,
                                                President and
                                                Chief Executive Officer


Date:    August 13, 1997                    By:  /s/ Cynthia L. Gosselin
                                                 -------------------------------
                                                 Cynthia L. Gosselin,
                                                 Chief Financial Officer