Form 10QSB
period 1997-09-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1997-11-14
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended  September 30, 1997

[ ]  Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from _____ to _____

                         Commission file Number 0-14266
                                                -------

                      POLLUTION RESEARCH AND CONTROL CORP.
                      ------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         California                                     95-2746949
         ----------                                     ----------
(State of or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                                 506 Paula Ave.
                           Glendale, California 91201
                           --------------------------
                    (Address Of Principal Executive Offices)

                                 (818) 247-7601
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
     -------         -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                     Date                No. of shares outstanding
  -----------           --------------------       -------------------------
  Common                November 13,  1997                  8,673,732

Traditional Small Business Disclosure Format (check one):

Yes     X         No
    --------         --------

                                   FORM 10-QSB

               For the Nine-Month Period Ended September 30, 1997

                                TABLE OF CONTENTS
                                                                      Page
                                                                      ----

Part I            Financial Information

                  Item 1. Financial Statements........................  3

                  Consolidated Balance Sheet..........................  3
                  Consolidated Statements of Operations...............  5
                  Consolidated Statements of Cash Flows...............  7
                  Notes to Financial Statements.......................  8

                  Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....... 10

Part II           Other Information................................... 12

                  Item 4. Submission of Matters to a Vote
                  of Security Holders................................. 12
                  Item 6(b). Reports on Form 8-K...................... 12

                         PART I - FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)
                                                                      AS OF
CURRENT ASSETS                                                       9/30/97
                                                                     -------
     Cash                                                         $  279,915

     Marketable securities                                            23,000

     Accounts receivable, trade, less allowance for
         doubtful accounts of $41,382                              1,329,006

     Inventories (Note 2)                                          2,184,976

     Other current assets                                              8,885
                                                                  ----------

     TOTAL CURRENT ASSETS                                          3,825,782
                                                                  ----------

PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, less accumulated depreciation of  $347,577        1,519,778

OTHER ASSETS

     Goodwill, less accumulated amortization of $9,577               285,818

     Loan costs, less accumulated amortization of $37,843             57,981

     Other  intangible assets, less accumulated
      amortization of   $7,225                                        33,284

     Other                                                            12,000
                                                                  ----------

         TOTAL OTHER ASSETS                                          389,083
                                                                  ----------

     TOTAL ASSETS                                                 $5,734,643
                                                                  ==========

                           CONSOLIDATED BALANCE SHEET
                       LIABILITIES AND SHAREHOLDERS'EQUITY
                                   (Unaudited)
                                                                       AS OF
CURRENT LIABILITIES                                                   9/30/97
                                                                    -----------

     Notes payable (Notes 2 and 5)                                  $   805,290
     Accounts payable                                                   610,963
     Accrued liabilities                                                227,177
     Current portion of long-term debt (Notes 2 and 5)                  221,874
     Current portion of long-term debt, related party                    11,269
                                                                    -----------



TOTAL CURRENT LIABILITIES                                             1,876,573

LONG-TERM DEBT, less current portion (Notes 2 and 5)                    581,392

LONG-TERM DEBT,  related party, less current portion                    358,868

DEFERRED RENT, less current portion                                     103,303

DEFERRED TAXES (Note 6)                                                  45,000

COMMITMENTS AND CONTINGENCIES (Note 4)                                     --

SHAREHOLDERS' EQUITY (Note 8)

     Preferred Stock, no par value; 20,000,000 shares authorized, no shares issued and outstanding

     Common Stock, no par value; 30,000,000 shares
        authorized, 8,673,732 issued and outstanding                  2,626,932

     Less notes receivable                                              (86,857)

     Other paid in capital                                            4,107,812

     Accumulated deficit                                             (3,900,094)

     Unrealized gain on marketable securities                            23,000

     Unrealized foreign currency translation loss                        (1,286)

         TOTAL SHAREHOLDERS' EQUITY                                   2,769,507
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                         $ 5,734,643
                                                                    ===========

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                                                        Three Months
                                                                        Ended Sept.30
                                                                        -------------
                                                              1997                      1996
                                                          ------------               ------------

Net revenues                                              $  1,229,983               $  2,859,872

Cost of goods sold                                           1,016,224                  1,860,188
                                                          ------------               ------------

     Gross Profit                                              213,759                    999,684
                                                          ------------               ------------

Operating Expenses:

  Selling, general and administrative expenses                 702,403                    788,156

  Research and development                                       9,309                     46,263

     Total operating expenses                                  711,712                    834,419
                                                          ------------               ------------

       Income (Loss) from operations                          (497,953)                   165,265

Interest expense                                               (65,433)                   (68,225)

Interest income                                                  2,126                      2,258

Other income                                                    77,724                    267,444
                                                          ------------               ------------

     Income (Loss) before income taxes                        (483,536)                   366,742

Provision (Benefit) for income taxes:

     Current                                                      --                         --

     Deferred (Note 6)                                            --                      (88,000)
                                                          ------------               ------------

       Total provision (Benefit) for income taxes                 --                      (88,000)
                                                          ------------               ------------

         Net income (loss)                                $   (483,536)              $    454,742
                                                          ============               ============

Earnings per share:

     Net income (loss)                                    $       (.06)              $        .04
                                                          ============               ============

Weighted average number of common and
    common equivalent shares outstanding                     8,673,732                 10,297,003
                                                          ============               ============







                                                         5

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                   Nine Months
                                                                  Ended Sept. 30
                                                                  --------------
                                                         1997                      1996
                                                      -----------               -----------

Net revenues                                          $ 5,719,978               $ 6,418,766

Cost of goods sold                                      4,647,198                 4,055,198
                                                      -----------               -----------

     Gross Profit                                       1,070,780                 2,363,568
                                                      -----------               -----------

Operating Expenses:

  Selling, general and administrative expenses          2,013,765                 1,612,869

  Research and development                                 32,532                   126,161

     Total operating expenses                           2,046,297                 1,739,030
                                                      -----------               -----------

       Income (Loss) from operations                     (975,517)                  624,538

Interest expense                                         (224,947)                  (76,437)

Interest income                                             4,309                     4,498

Other income                                               80,635                   270,944
                                                      -----------               -----------

     Income (Loss) before income taxes                 (1,115,520)                  823,543

Provision (Benefit) for income taxes:

     Current                                                 --                        --

     Deferred (Note 6)                                    (10,000)                 (112,000)
                                                      -----------               -----------

       Total provision (Benefit) for income taxes         (10,000)                 (112,000)
                                                      -----------               -----------

         Net income (loss)                            $(1,105,520)              $   935,543
                                                      ===========               ===========

Earnings per share (Note 10):
     Net income (loss)                                $      (.13)              $       .12
                                                      ===========               ===========

Weighted average number of common and
    common equivalent shares outstanding                8,673,732                 7,585,481
                                                      ===========               ===========
Fully Diluted:
     Net income (loss)                              Not applicable              $       .12
                                                                                ===========
Weighted average number of common and
common equivalent shares outstanding                                              7,726,140
                                                                                ===========




                                                         6

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                Nine Months
                                                                               Ended Sept 30
                                                                               -------------
                                                                       1997                    1996
                                                                    ----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (Loss)                                                  ($1,105,520)             $   935,543
Adjustments to Reconcile Net Income To Net Cash
  Used for Operating Activities:
     Depreciation and Amortization                                     172,578                   72,587
     Deferred Income Taxes                                             (10,000)                (112,000)
     Inventory Reserves                                                200,000                     --
Changes in Operating Assets and Liabilities:
         Accounts Receivable, Trade, Net                               388,710               (1,044,708)
         Inventories                                                   158,056                  127,231
         Other Current Assets                                           11,940                  (22,521)
         Other Assets                                                      634                     --
         Accounts Payable                                             (390,884)                (149,749)
         Accrued Liabilities                                           (28,926)                (242,339)
         Unearned Revenues                                             (50,820)                    --
         Deferred Rent                                                  27,112                  (10,900)
                                                                   -----------              -----------
Net Cash Used For  Operating Activities                               (627,120)                (446,856)
                                                                   -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property, Equipment, and Leasehold
  Improvements                                                         (12,491)                 (43,058)
Acquisition of Subsidiaries, Net of Cash Acquired of
  $186,304                                                                --                   (433,795)
Reduction in Certificate of Deposit                                       --                     21,750
Other assets                                                              --                    (29,012)
                                                                   -----------              -----------
     Net Cash Used for Investing Activities                            (12,491)                (484,115)
                                                                   -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase in Bank Line of Credit                                     18,450                  100,000
Proceeds fromCommon Stock (Note 8)                                        --                  1,077,390
Payoff of LRL Secured Overdraft                                           --                    (90,942)
Net Borrowings (Reduction) in Nutek Line of Credit                     133,182                 (125,821)
Additional Borrowings Under Long-Term Debt                             100,000                     --
Repayments of long-term debt                                           (53,752)                (117,473)
                                                                   -----------              -----------
     Net cash provided by financing activities                         197,880                  843,154
                                                                   -----------              -----------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                                              (1,524)                  (1,430)
                                                                                            -----------
NET DECREASE IN CASH                                                  (443,255)                 (89,247)
CASH AT BEGINNING OF PERIOD                                            723,170                  641,695
CASH AT END OF PERIOD                                              $   279,915              $   552,448
                                                                   ===========              ===========


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

2. Inventories:

     Inventories at September 30, 1997 consisted of the following:

             Materials and Supplies                      $  1,875,381
             Work-in-Process                                  423,581
             Finished Goods                                    86,014
             Reserve                                         (200,000)
                                                         ------------
                                                         $  2,184,976
                                                         ============

3. Notes Payable and Long Term Debt:

     Since the filing of the Company's Annual Report on Form 10-K, the Company has increased its borrowings under the Nutek working capital facility by $133,182 and increased the term loan by an additional $100,000.

4. Commitments and Contingencies:

     In October 1996, the Company terminated its agreement with a public relations firm and cancelled 1,300,000 options held by the public relations firm. The matter is presently in dispute. The probability or amount of any loss to the Company cannot be determined at this time.

5. Shareholders' Equity:

Options and Warrants
--------------------

     As of September 30, 1997, the Company had 3,205,500 options and 1,275,836 warrants outstanding at exercise prices ranging from $0.55 to $2.00 which, if exercised, would generate proceeds to the Company of $4,821,386.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULT OF OPERATIONS

General

     The Company designs, manufactures and markets automated continuous monitoring instruments used to detect and measure various types of air pollution through its wholly-owned subsidiary, Dasibi Environmental Corp. The Company currently derives the majority of its revenue from sales of its instruments and their replacement parts, referred to as the "core business".

     The Company designs, manufactures and markets electrical control panels for automation use in utility, pulp and paper mill and various other industrial process applications through its wholly-owned subsidiary, Nutek, Inc. ("Nutek") and currently derives approximately 70% of its revenue from Nutek sales.

     The Company designs, manufactures and markets medical instrumentation through its wholly owned subsidiary, Logan Medical Devices, Inc. ("LMD"), a start-up company applying the Company's technology to non-invasive asthma diagnostics. The Company currently derives approximately 12% of its revenue from medical sales.

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

RESULTS OF OPERATIONS

     Net revenues decreased 10% from $6,419,000 during the nine month period ended September 30, 1996 to $5,718,000 during the nine month period ended September 30, 1997, primarily as a result of a decline in core business revenues of 56% for the three month period because of fewer orders for Dasibi's instruments as a result of an escalating, ongoing competitive price environment in a reduced overall market. Gross margin declined from 37% to 19% for the nine-month period, and from 35% to 17% for the three month period, primarily due to three factors. First, the Nutek acquisition normally operates at a lower gross margin of less than 20%, secondly, Dasibi operated at lower margins of 21% and 11% for the respective periods due to the ongoing competitive price pressures described above, and finally, the Company wrote off possible obsolete inventory for both Nutek and Dasibi.

     Selling, general and administrative expenses increased $401,000 from $1,613,000 in the nine months ended September 30, 1996 to $2,014,000 in the nine months ended September 30, 1997, due to the acquisition of Nutek and LMD in fiscal 1996, but decreased $86,000 for the three months ended September 30, 1997 as compared to the same period in 1996. In the core business fixed expenses decreased during the nine-month period from $227,400 per month to $100,000 per month, and fixed expenses for the third quarter of 1997 decreased to approximately $300,000 from approximately $682,000 in the same period of 1996.

     Research and development expenditures decreased by $94,000 and $37,000 during the nine and three month periods, respectively, due to cost reduction measures, which included the closure of the Company's Texas R&D facility.

     As a result of the foregoing factors, net income decreased $2,041,000 for the nine-month period ended September 30, 1997 versus the same period in 1996, and decreased $938,000 for the three month period versus the comparable period of the prior year.

Liquidity and Capital Resources.

     The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities.

     During the nine months ended September 30, 1997, operations generated all but $627,000 of the cash needs of the Company. An additional $198,000 was generated through borrowings under the Nutek line of credit and term loan. This resulted in a decrease in cash of $443,000.

     Working capital at September 30, 1997 was approximately $1,950,000, a decrease of $550,000 from the previous quarter. This decrease is due primarily to the loss from operations arising as a result of the lower production levels.

     As of September 30, 1997, Nutek had borrowings of $597,000 under its line of credit which has a maximum of the lesser of $1,000,000 or the borrowing base (as defined in the loan agreement). Dasibi renewed its line of credit with a bank, which provides for borrowings of up to $200,000 through June 3, 1998. As of September 30, 1997, Dasibi had borrowed $168,000 under this agreement, of which $160,000 was outstanding at November 5, 1997.

     The Company has no material commitments for capital expenditures as of September 30, 1997. The Company believes it will be able to meet its current obligations with funds generated from operations and the existing credit facilities during the next twelve months.

Inflation

     The Company believes that inflation has not had a material impact on its business.

Seasonality

     The Company does not believe that its business is seasonal.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Not applicable.

     (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POLLUTION RESEARCH AND CONTROL CORP.
                                                        (Registrant)



Date:   November 14, 1997                 By:  /s/ Albert E. Gosselin, Jr.
                                              ---------------------------------
                                              Albert E. Gosselin, Jr., President
                                              and Chief Executive Officer


Date:    November 14, 1997                By:  /s/ Cynthia L. Gosselin
                                               --------------------------------
                                               Cynthia L. Gosselin, Chief
                                               Financial Officer