Form 10KSB
period 1997-12-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1998-03-30
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
{X} Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended December 31, 1997
                                   -----------------
{ } Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                      Pollution Research and Control Corp.
                      ------------------------------------
           (Name of Small Business Issuer as Specified in its Charter)


         California                                         95-2746949
 ------------------------------                        ----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification Number)


506 Paula Avenue, Glendale, California                          91201
--------------------------------------                          -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB {X}.

Small Business Issuer's revenues for its most recent fiscal year: $6,792,767

The aggregate market value of the voting stock held by non-affiliates of the Small Business Issuer, computed by reference to the average bid and asked prices of such stock on March 24, 1998 was $1,460,000.

Total number of pages -  92                Exhibit Index is located at Page E-1

                      DOCUMENTS INCORPORATED BY REFERENCE:
       Certain exhibits to this Annual Report as set forth in the Exhibit
                           Index located at page E-1.

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 1997

                                TABLE OF CONTENTS

Part I                                                                Page
                                                                      ----
         Item 1.     Description of Business                           4
                     General                                           4
                     History of the Company                            4
                     The Air Pollution Industry                        5
                     Instrument Market                                 6
                     Control Market                                    7
                     Governmental Approval                             7
                     Governmental Regulation and Enforcement           8
                     Company Products                                  9
                     Marketing and Sales; Backlog                     10
                     Foreign Sales                                    11
                     Manufacturing and Purchasing                     11
                     Research and Development                         12
                     Employees                                        12
                     Competition                                      12
                     Intellectual Property                            13

         Item 2.     Description of Properties                        13

         Item 3.     Legal Proceedings                                14

         Item 4.     Submission of Matters to a Vote of
                     Security Holders                                 14

Part II.

         Item 5.     Market for Common Equity and Related
                     Stockholder Matters                              14

         Item 6.     Management's Discussion and Analysis or
                     Plan of Operation                                14
                     Liquidity and Capital Resources                  16
                     Seasonality                                      17

         Item 7.     Financial Statements                             17

         Item 8.     Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosures                            17

                                    TABLE OF CONTENTS

                                       (continued)

Part III                                                                  Page
                                                                          ----
         Item 9.     Directors, Executive Officers, Promoters
                     and Control Persons;  Compliance with
                     Section 16(a) of the Exchange Act                     17
                     Directors, Executive Officers and Key Employees       17
                     Family Relationships                                  18
                     Business Experience                                   18
                     Section 16(a) Beneficial Ownership
                     Reporting Compliance                                  20


         Item 10.    Executive Compensation                                21
                       Executive Compensation                              21
                       Compensation of Directors                           21
                       Employment Agreements                               21

         Item 11.    Security Ownership of Certain Beneficial
                     Owners and Management                                 22

         Item 12.    Certain Relationships and Related Transactions        24

         Item 13.    Exhibits and Reports on Form 8-KA
                     (a)      Exhibits                                     24
                     (b)      Reports on Form 8-KA                         24

Item 1.                    Description of Business

General

     The Company's core business for over twenty years has been primarily the design, manufacture and marketing of automated continuous monitoring instruments used to detect and measure various types of air pollution, such as "acid rain," "ozone depletion" and "smog episodes," through its wholly-owned subsidiary, Dasibi Environmental Corp. The Company's products are generally used to measure air pollution levels in geographic areas which range in size from small industrial sites to entire states or countries. The Company also supplies computer-controlled calibration systems that verify the accuracy of its instruments, data loggers to collect and manage pollutant information and final reporting software for remote centralized applications, which is classified as "core business related."

     Because severe competitive price pressures in its core business have developed (see "History of the Company" below), the Company has adapted uses of its technology to medical instrumentation which measures air pollutants for medical diagnostics and to control applications to eliminate or reduce the air pollutants measured in its "core business." (See "Instrumentation Market" and "Control Market" below).

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

     In March 1994, the Company entered into an exclusive worldwide requirements agreement over a three-year period with London-based Logan Research, Ltd. ("LRL") to provide LRL with oxides of nitrogen instrument parts on an "as required" basis for use in medical technology applications. In October 1995, the agreement was modified to be exclusive with a domestic corporation, Logan Medical Devices ("LMD"), which acquired Logan Research, Ltd. In 1995, the Company advanced $164,000 to LRL. The $164,000 was charged against operations in 1995. In June 1996 the Company acquired 100% of the common stock of LMD for 600,500 options to LMD shareholders, all options above market bid price and vesting in January, 1998, such bid price as existed in the date of agreement. In addition, the Company contributed $250,000 to LMD for working capital. LMD is considered as a "start-up" which requires equity funding for marketing and FDA approval. The product however, is considered "commercial." No equity funding has been obtained to this date and there is no assurance that any equity funding can be obtained.

     Also, in June, 1996, the Company acquired 100% of the stock of Nutek, Inc., a Pensacola, Florida, electrical control panel and printed circuit board manufacturer. No company stock was issued, but 340,000 options at above market bid price on the date of agreement were issued to key employees in this transaction, lawyers and "finders." Such options vested in January 1998. The Company directly paid $250,000 cash into an estimated total purchase price of $1,900,000, the balance obtained from asset based financing solely on Nutek's assets. The Company acquired Nutek primarily for the customer list as it would fit into the Company's air pollution control technology diversification plans. To this date no air pollution control technology use has been made of Nutek's customer list.

The Air Pollution Industry

     Air pollution consist of certain gases or particles, generally the products of combustion or other industrial processes, which are or may be hazardous to human health. Pollutants include carbon monoxide, ozone, oxides of sulfur and nitrogen, hydrogen sulfide and particles. Small amounts of these pollutants, such as a few parts per million or part per billion, may be harmful. The instruments produced and sold by the Company, the "core business" detect and measure these pollutants and are also utilized in calibrating other pollution measurement equipment. Any systems or processes such as the Company's "flue gas purification system" patent employ chemical and mechanical means to remove these same pollutants from combustion exhaust gases. (See "Research and Development" under this Item 1. "Description of Business").

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

     Until 1992, the Company's products were not applicable to the source instrumentation market. However, because of revised governmental regulations requiring greater accuracy and dilution conditioning as a standard (reducing pollution concentrations to the parts per billion level) for source instrumentation involving a continuous emission monitoring system ("CEMS"), the Company's products became applicable. The Company is not currently able to offer customers a CEMS because it does not manufacture the additional equipment needed to complete the system. The Company commenced a research and development program in July 1992 and halted in 1994 for the purpose of developing an innovative CEMS which currently remains in the prototype stage of development. The Company does not require EPA-approval of any of its instruments in order to complete a CEMS. (See "Research and Development" under this Item 1. "Description of Business.")

     In 1995 the Company completed research and development in a joint venture with Logan Research Ltd. for development of a NOX analyzer for non-invasive asthma diagnostics. Although the unit is recognized as "Commercial", limited funding prohibits the Food and Drug Administration (FDA) testing for approval. Currently small quantities of this analyzer are being sold in foreign countries.

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

     The acquisition of Nutek, which primarily designs and fabricates instrument electrical control panels, was intended at first, as an entry into the coal-fired industrial applications and second as a manufacturer for significant components of the Company's patent system. As of this date, no application of this potential has been made for the air pollution control market.

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

     In June 1996, the Company acquired Logan Medical Devices ("LMD") a "start-up" "operation". For three years prior, the Company worked with LMD's principal to modify and improve the Company's nitric oxide instrument to allow non-invasive asthma diagnostics. While the Company believes the instrument is "commercial", external funding is required for a medically-oriented sales and marketing network and additionally for completion of FDA approval. There is no indication that the Company will be successful in its attempt to manufacture and market this product on a scale comparable to its "core business," nor that external funding can be realized to obtain FDA approval.

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

     Historically, Nutek has operated at low gross profit margins. As a result of the Company's acquisition, Nutek has been required to service its asset-based lender's debt on receivables, equipment and inventory. Periodically during the past year, Nutek's low margins have required debt service assistance from the Company. This unexpected burden on the Company has required the Company to re-evaluate the fabrication business of Nutek. As a result of re-evaluation, the Company has initiated a sale or liquidation of the fabrication business and/or assets. As of this date, no sale or liquidation has been realized.

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

     Historically and currently foreign sales represent 60 percent to 70 percent of the Dasibi Environmental subsidiary - the core business. Nutek sales are 90 percent domestic.

     The Company's core business sales in the export market are evenly distributed among all of its products. Export sales are billed and paid in United States dollars only.

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

     Historically, none of the Company's business has been subject to the re-negotiation of profits, and no government orders have ever been terminated. The core business backlog at December 31, 1997 was approximately $65,000 which amount the Company does not consider material, since it is proportional to the "downsized" fixed expenses of the Company. The Nutek business backlog at December 31, 1997 was approximately $750,000, an amount the Company does not consider material.

Foreign Sales

     The following table sets forth certain information regarding the Company's foreign sales for the last two fiscal years:
                                                              Year Ended
                                                              December 31,
                                                              ------------

                                                           1997         1996
                                                           ----         ----
                                                             (In thousands)
   Aggregate sales to unaffiliated foreign customers:

   Europe and The United Kingdom                           $ 1,104      $   866

   Asia and Pacific Rim                                    $   622      $ 1,200

   Latin America & Other                                   $   434      $   607


     During the fiscal years ended December 31, 1996 & 1997, no one customer accounted for more than 10% of net sales.

     Historically, backlog has not been significant to the Company's operations because orders usually require delivery in 45 to 90 days. As of December 31, 1997, the Company had approximately $815,000 in orders which required delivery in 90 days or less, a backlog which the Company does not consider significant.

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

Employees

     As of March 24, 1998, the Company had 43 full-time employees, of whom 6 were engaged in administration, 10 in engineering, 25 in manufacturing and 2 in sales and marketing. None of the Company's employees are represented by a labor union. The Company has never had a strike or lockout and considers its employee relations to be good. The Company's core business had a personnel reduction of 65% of its employees and Nutek had a reduction of 80% of its employees during 1997.

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

     Although the Company is not aware of any other company that competes with it in all of its product lines, all of its competitors have resources substantially greater than those of the Company. There are also smaller companies that specialize in a limited number of the types of products manufactured by the Company. The Company's primary competitors in the domestic market are Thermo Instrument Systems, Inc. ("Thermo Instrument Systems") and Monitor Labs, Inc. ("Monitor Labs"). In the foreign market, the Company's primary competitors are Thermo Instrument Systems, Monitor Labs and Environnement S.A of France ("Environnement") and Horiba Instruments ("Horiba Instruments.")

     A number of the Company's principal competitors (including Thermo Instrument Systems, Monitor Labs and Environnement) offer ambient air pollution monitoring and also CEMS to their customers. As discussed hereinabove under

"Instrument Market" and "Research and Development", the Company is presently unable to provide CEMS. The Company eventually intends to enter the market for CEMS, although it is extremely competitive and the firms in such market have substantially greater experience and financial resources than the Company. There can be no assurance that the Company's efforts to enter the CEMS market will be successful.

Competition - Control Panels

     Nearly all of Nutek's competitors are considerably larger and more "well-financed" than Nutek. Nearly all awards are the result of competitive bidding which results in low gross profit margins. Primary competitors are Instrument Control Service ("ICS") and Carter-Crawley Engineering and Controls. The low margins have had a negative operating effect on Nutek since September, 1997. (See Item 6 "Management Discussion and Analysis of Plan of Operation").

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

Item 2.  Description of Properties

     In July 1994, the Company moved its administrative, instrument manufacturing and employee facilities to 39,070 square feet, increased to 45,000 square feet in 1997, at 506 Paula Avenue, Glendale, California. The Company leases the space from an unaffiliated third party for a term of ten years commencing as of July 1, 1994, at a base rent of $24,223 per month plus operating costs and taxes, with a provision for increases in the base rent related to increases in the Consumer Price Index to the present rent of $30,000 per month. The Company utilizes most of its existing office and manufacturing space and believes that such space is more than adequate for its needs for the foreseeable future.

     Nutek has two buildings located in twelve acres in a prime commercial area. The main building contains offices, sheet metal and electrical areas and has 20,200 square feet. The second building, housing printed circuit board and painting, has 18,180 square feet. Land and buildings are under one five year lease to an unaffiliated party at rents increasing from $3,000 per month to $7,000 per month in year 5.

     LMD occupies approximately 4000 square feet in Kent, U.K. which is leased from Mr. Ron Logan- Sinclair pension fund holdings, an affiliate of LMD, at a rate of $600 per month which the Company believes to be fair and reasonable.

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

     Not applicable

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded over-the-counter on NASDAQ under the symbol "PRCC." Set forth below are the high and low closing bid by quotations in the over-the-counter market for the Common Stock as reported by the relevant market makers for fiscal years 1997 and 1996. Quotations represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                 Fiscal 1997                   Fiscal 1996

Quarter Ended               High Bid     Low Bid          High Bid     Low Bid
-------------               --------     -------          --------     -------
Common Stock:
March 31                    $1.28        $  .69           $  .81        $ .44
June 30                       .81           .47             1.91          .59
September 30                  .69           .34             1.81          .97
December 31                   .47           .16             1.44          .81

     As of March 24, 1998, the approximate number of shareholders of record of the Company's Common Stock was 1,100. The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The Company's operating profit for fiscal 1994, 1995, 1996, and 1997 decreased significantly as compared to fiscal 1993. These declines were principally because of significant competitive price pressure for the Company's air pollution monitoring instruments, thus forcing the Company to lower its domestic and foreign bids, reducing the number of the Company's bids awarded and reducing the profit margin on the bids awarded to the Company. Beginning in the third quarter of fiscal 1994, the Company implemented certain cost reduction measures in its operating expenses, suspended major new product development efforts and scaled back its efforts to improve or modify existing technologies in response to the competitive price pressures. Throughout 1995 and 1996 the Company shipped record numbers of instrumentation units, but continued competitive pricing pressure resulted in lowered gross margins. In March of 1996, efforts were begun to reduce fixed expenses by participating in the Mexican Maquiladora program, initially for all production labor associated with the Company's excess backlog, if any. This program was cancelled in July 1996 and all costs expensed. In 1997 continued competitive price pressures required the Company to significantly reduce the number of core business personnel to reduce fixed expenses.

     Net revenues in 1997 were  $6,793,000  compare to $8,805,000 in 1996, a 23%
decrease. Both Dasibi and Nutek decreases were primarily due to continual competitive price pressures resulting in fewer contract awards. A monthly average comparison indicated a 46% decrease in Dasibi core business and a 43% decrease in the Nutek business (in 1996 Nutek operated for 6 months as opposed to a full year in 1997).

     Gross margin was 20% of consolidated net revenues in 1997 compared to 27% in 1996, again due to an increase in competitive price pressures.

     Selling, general and administrative expenses increased from $2,278,000 in 1996 to $2,495,000 in 1997, or 10%. The six month increase of selling, general and administrative expenses for 1997 of Nutek and LMD acquired in June, 1996 were offset in part by the cost reductions made at Dasibi by downsizing.

     Research and development expense decreased from $136,000 in 1996 to $37,000 in 1997 due to further cutbacks management made in its research and development efforts in response to the continuing price pressures.

     Interest expense increased from $146,000 in 1996 to $233,000 in 1997, primarily due to the debt incurred to finance the Nutek acquisition.

     In 1996, a non-recurring gain from the sale of a portion of the Company's shares in Atlanta Technology Group, Inc. of $570,000 was realized. In 1997 a similar non-recurring gain of $83,000 was realized.

     As a result of the foregoing factors, net loss was $1,231,000 in 1997 compared to a net income of $640,000 in 1996.

     In its low gross margin operation, the Company's Nutek subsidiary has experienced difficulty in "downsizing" and as a result, its working capital has been reduced to a level requiring assistance in the form of intercompany loans from Dasibi. Dasibi has had difficulty supplying these cash requirements. As a result, the Company initiated attempts to sell Nutek on February 16, 1998. As of March 24, 1998 the Company is investigating liquidation of the assets of Nutek. There is no assurance that a buyer will be found for the Nutek assets or that Dasibi can continue to supply Nutek's cash needs.

     Under forced liquidation, if necessary, the asset base lender liability as of March 24, 1998 is $984,000, of which approximately $410,000 is secured by $410,000 of current receivables. The balance of $574,000 is secured by over $1,000,000 book value of equipment and approximately $650,000 of inventory, at cost. Management believes that the debt will be significantly satisfied by the liquidation. (See "Liquidity and Capital Resources", below)

     Deficiency, if any, is not considered material to the Company's overall operation. As a contingency, long term liabilities of approximately $601,651 has been reclassified as current liabilities.



Liquidity and Capital Resources

     The Company has historically financed operations through bank borrowings and the issuance of common stock in both public and private offerings. Current market value of the Company's Common Stock preclude this approach as of this date.

     Working capital at December 31, 1997 was $1,070,000. Management believes that the anticipated cash flows from operations will be sufficient to meet the Company's short-term cash needs provided the Nutek subsidiary is sold or liquidated. As of March 24, 1998, the Company has no material commitments for capital expenditures.

     The Company has a line of credit with a bank which provides for borrowings of up to $200,000 until June 3, 1998. Interest is at the prime rate plus 2%. $140,000 was outstanding at December 31, 1997; $130,000 was outstanding on March 24, 1998.

     Nutek has a receivables line of credit from an asset-based lender of the lesser of $1,000,000 or the borrowing base (as defined), which expires on June 28, 1999. Nutek's line of credit bears interest at the large commercial bank prime rate plus 2 1/2%. At December 31, 1997 Nutek had borrowed $389,123 on its receivable line, and $601,651 on the fixed term amount. Nutek's level of vendor payables exceeds the available Nutek working capital level and its operating cash has been supplemented by Dasibi. As discussed above, the Company is pursuing the sale of Nutek as a "going business" or if necessary a liquidation of assets. Management believes that a deficiency, if any, could be structured into a long term note which could be accommodated by anticipated cash flows from operations.

     Cash decreased in 1997 due primarily to reduction of long term debt for a full year as opposed to half a year in 1996.

Seasonality

     Management does not believe that the Company's business is seasonal.

Item 7.  Financial Statements

     The Company's Financial Statements and the related Notes thereto are set forth at pages F-1 through F-24.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     On December 28, 1996, the Company disengaged the accounting firm of Greenberg & Jackson as its independent auditors and selected the accounting firm of A.J. Robbins to act as the Company's independent auditors for the fiscal year ended December 31, 1996. Disclosure regarding this matter is set forth in the Company's Current Report on Form 8-KA dated January 9, 1997.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

     Set forth below are the names, ages, positions with the Company, Dasibi Environmental Corp, Nutek, Inc. and Logan Medical Devices:



         Name                       Age           Position(S) With Company And Dasibi
         ----                       ---           -----------------------------------

Albert E. Gosselin, Jr. (1)(3)       65           President, Chief Executive Officer and
                                                  Chairman of the Board of Directors
Cynthia L. Gosselin                  36           Operations Manager of Dasibi
Barbara L. Gosselin  (1)(2)          62           Secretary and Director
Donald Ford (1)                      70           Chief Financial Officer
Marcia A. Smith (1)                  59           Director of Pollution Research and Control
                                                  Corp.; Manager of Administration of Dasibi
                                                  Environmental Corp.
Paul Richardson                      54           President, Director Nutek
Debbie Kendrick                      45           Vice-President, Director Nutek
Gary L. Dudley (1)                   60           Director
Craig E. Gosselin (1)                38           Director
Ron Logan-Sinclair                   48           President, Director LMD
Barry Soltani                        42           Director



(1) The individuals named above hold the identical positions indicated with Dasibi Environmental Corp. ("Dasibi")

(2) The individuals named above hold identical positions indicated with Nutek, Inc.

(3)  The individual above is a director of Nutek.

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the board of directors.

Family Relationships

     Albert E. Gosselin, Jr., and Barbara L. Gosselin, husband and wife, are the parents of Craig E. and Cynthia L., both of whom are adults. All of the foregoing are presently serving as executive officers and/or directors of the Company. Except as set forth herein, no family relationship exists between any director or executive officer of the Company.

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

     Cynthia L. Gosselin has served as the Chief Financial Officer of the Company and Dasibi from May 1990 to January 1998 when she resigned that position and became Operations Manager of Dasibi and the Company. Additionally, she has acted as Dasibi's Purchasing Agent from May 1990 to the present.. She was employed by Dasibi in various capacities, including Production Manager, from 1983 through April 1990. Ms. Gosselin received a B.S. in business from the University of California at Long Beach in 1982.

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

     Marcia A. Smith has served as a director of the Company and Dasibi since May 1990. She has been employed as the Manager of Administration and in various other capacitities with Dasibi since 1979.

     Paul Richardson was enployed by Nutek as an Electrical Engineer from 1970 to 1994. He returned in 1996 to serve as President and a Director of Nutek. Mr. Richardson received a Bachelor of Electrical Engineering from the University of Florida in 1964.

     Debbie Kendrick, a founder of Nutek, has been employed with Nutek since 1978 in all areas of administration. Ms. Kendrick resigned in September 1997 and was not replaced.

     Gary L. Dudley has served as a director of the Company during the periods since June 1991 and from 1980 through January 1991, and he served as the Company's Vice President from 1979 through November 1986. Mr. Dudley also served as an executive officer and a director of PRCC, the Company's former parent corporation, from 1984 through the date of the spin-off of PRCC in October 1986. Mr. Dudley has been the President and a principle shareholder of ACT, now located in Westminster, California, a diversified environmental consulting firm formerly wholly-owned, together with the Company, by PRCC, since the purchase of ACT by its management from PRCC in November 1986. He served as ACT's Vice President from 1980 through 1986. From 1962 through 1978, Mr. Dudley was employed in various engineering- related positions by Southern California Edison Company, TRW Systems, McDonnell Douglas Corporation and North American Rockwell Corporation. He received a Bachelor of Science in engineering from California State University in 1962 and a Masters Degree in Mechanical Engineering from the University of Southern California in 1966. Mr. Dudley is a registered mechanical engineer in the State of California and a member of the Association of Environmental Professionals.

     Craig E. Gosselin has served as a director of the Company and Dasibi since October 1987. Mr. Gosselin is an attorney who has been licensed to practice law in the State of California since 1984. He has served as the Vice President and General Counsel of Vans, Inc., a publicly-held manufacturer, distributor and retailer of footwear, snowboard boots, apparel and related accessories located in Santa Fe Springs, California, since July 1992. He received a Bachelor of Business Administration from Loyola Marymount University in 1981 and a Juris Doctor from Southwestern University School of Law in 1984.

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

     Donald Ford obtained a B.S. in Marketing from the University of California at Berkeley in 1952 and was a staff assistant at Price Waterhouse from 1953 to 1957 and has been a self-employed Economist from 1958 to present.

     Barry Soltani obtained a PhD in economics from the University of California, Riverside in 1989, his Master's from the University of California, Riverside in 1983, and graduated from San Diego State University in 1981 with a B.B.A. in economics. Dr. Soltani is directly involved in funding for industrial development projects in China and since 1993 has been an independent consultant in corporate finance for joint ventures in China.

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

 Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, required the Company's and executive officers and directors, and persons who own more than ten percent of a registered calls of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, and representations that no other reports were required during the fiscal year ended December 31, 1997, the Company's executive officers, directors and greater than ten per cent beneficial owners of its Common Stock, complied with all Section 16(a) filing requirements applicable to them.

Item 10.  Executive Compensation

Executive Compensation

     The following table sets forth the total cash and non-cash compensation paid by the Company for the fiscal years ended December 31, 1995, 1996, and 1997 to the Company's President and Chief Executive Officer who was the only executive officer of the Company whose aggregate cash compensation exceeded $100,000 for the 1997 fiscal year.


                               SUMMARY COMPENSATION TABLE

                                  Annual Compensation

                                                                                  Long Term
                                                                            Compensation Awards
                                                                            Securities Underlying
Name and Principal Position                 Year              Salary             Options/SARs(#)
---------------------------                 ----              ------         ---------------------

Albert E. Gosselin, Jr., President,         1997             $ 151,000              -------
Chief Executive Officer and                 1996             $ 211,925              55,000
Chairman of the Board                       1995             $ 196,638              -------




     The Company does not provide officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Compensation of Directors

     Directors do not receive compensation pursuant to any standard arrangement for their services as directors.

Employment Agreements

     The Company has employment agreements with Albert E. Gosselin, Jr., the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Cynthia L. Gosselin, and Marcia Smith. Mr. Gosselin's employment agreement (the "Agreement") was first approved by the Board of Directors on July 30, 1987, and has since been extended through August 31, 1999. The Agreement, as extended, provides for the payment to Mr. Gosselin of a base salary of $200,000, $210,000 and $220,000 during the one-year periods ended August 31, 1997, 1998 and 1999 respectively. (See "Executive Compensation" under this Item
10. "Executive Compensation" hereinabove.) The Agreement further obligates the Company to permit Mr. Gosselin to participate in the Company's Employee's Incentive Stock Option Plan and Group Medical Plan and any other health, life insurance, group medical, disability income insurance and/or stock option plan adopted by the Company. Under the Agreement, Mr. Gosselin's salary continues in the event of his disability and for two years after his death. He is also entitled to a lump sum severance payment equivalent to 2.99 times his current salary in the event of his termination as President or Chief Executive Officer within eighteen months after a "change of control" of the Company, including, among other events, certain types of mergers and other business combinations, material changes in the composition of the Board of Directors or the beneficial ownership of the Common Stock, the sale of substantially all of the Company's assets or securities and the material downsizing or dissolution of the Company. If such an event occurs during fiscal 1998, Mr. Gosselin would be entitled to receive $660,000 as a severance payment.

     The Company's employment agreement with Cynthia L. Gosselin first commenced on July 20, 1994, and and was amended on February 9, 1998 and continues through August 31, 1999. Marcia Smith's employment agreement commenced on June 9, 1997 and continues through August 31, 1999. The agreements provide for the payment to them of a base salary of $72,300 during each one-year period ended July 20, 1997, 1998, and 1999 and annual increases in the discretion of the Board of Directors. Pursuant to the employment agreement, they are required to be reimbursed by the Company for their expenses incurred in connection with the performance of their responsibilities. In the event of their death or disability, the agreement provides for their salary to continue for six months thereafter. They are also entitled to participate in any Company health, life insurance, group medical, disability income insurance and/or stock option plan. The employment agreement provides that they are entitled to a lump sum severance payment equivalent to 2.99 times their current salary in the event of their termination within eighteen months after a "change in control" of the Company, as defined in the Company's Employment Agreement with Mr. Albert E. Gosselin, Jr., described hereinabove. They would each be entitled to receive a severance payment of $216,177 if a change in control of the Company occurs during fiscal 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 24, 1998, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock, each of the named executive officers, each director, and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

Name and Address                             Amount                 Percent
of Beneficial Owner (1)                 Beneficially Owned        of Class (2)
------------------------------------    ------------------        ------------

Lee N. Sion                                 656,500 (4)               7.5 %

Albert E. and Barbara L. Gosselin, Jr.      686,235 (5)                7.9 %

Marcia A. Smith                             121,180 (6)                1.3 %

Cynthia L. Gosselin                         116,305 (7)                1.3%

Gary L. Dudley                              105,000 (8)                1.2%

Craig E. Gosselin                            65,000 (9)                 *

Barry Soltani                                     0 (10)                *

Ron Logan-Sinclair                                0 (10)                *

All Executive Officers and Directors as
a Group (nine persons)                                                11.7%


*    Less than one percent

(1) The address of Mr. Lee Sion is P.O. Box 910, Glendale, California 91209. The addresses of the rest of the individuals named above is 506 Paula Avenue, Glendale, California 91201.

(2) Assumes the exercise of outstanding options and warrants to purchase a total of 1,005,500 shares of the Company's Common Stock.

(4) Includes 87,500 shares of Common Stock issuable upon the exercise of options owned of record by Lee N. Sion which is exercisable within 60 days.

(5) Includes 293,000 shares of Common Stock issuable upon the exercise of options owned of record by Albert E. Gosselin, Jr. exercisable within 60 days. Does not include a total of 209,133 shares of Common Stock owned of record collectively by Craig. E., Cynthia L., Keith A. and Jennifer . Gosselin, the adult children of Albert E. and Barbara Gosselin, Jr., as to which Mr. and Mrs. Gosselin disclaim any beneficial ownership. Mr. and Mrs. Gosselin hold their shares of Common Stock as community property and exercise joint voting and investment power with respect to such shares.

(6) Includes 60,000 shares of Common Stock issuable upon the exercise of an option owned of record by Marcia Smith, and exercisable within 60 days.

(7) Cynthia L. Gosselin is the adult daughter of Albert E. and Barbara L. Gosselin, Jr., who disclaim any beneficial ownership of her shares and includes 60,000 shares of Common Stock issuable upon the exercise of an options owned of record and exercisable within 60 days.

(8) Represents 105,000 shares of Common Stock issuable upon the exercise of options owned of record by Gary L. Dudley which is exercisable within 60 days.

(9) Craig E. Gosselin is the adult son of Albert E. and Barbara L. Gosselin, Jr., who disclaim any beneficial ownership of his shares and includes 60,000 shares of Common Stock issuable upon the exercise of an options owned of record and exercisable within 60 days.

(10) A total of 340,000  shares of Common  Stock  issuable  upon the exercise of
     options   owned  of  record   and   exercisable   within  60  days  by  Ron
     Logan-Sinclair (300,000) and Barry Soltani (40,000).

Item 12.  Certain Relationships and Related Transactions

     Not Applicable.

Item 13.  Exhibits and Reports on Form 8-KA

     (a) Exhibits

     The exhibits listed in the Exhibit Index located at Pages E-1 through E-17 are filed pursuant to Item 13(a) of this Report.

     (b) Reports on Form 8-KA

     The Company filed no reports on Form 8-KA during the fourth quarter of fiscal 1997.

                                      INDEX
                                      -----

                                                                         Page
                                                                         ----

Independent Auditors' Report                                             F-2

Consolidated Balance Sheets                                              F-3

Consolidated Statements of Operations                                    F-5

Consolidated Statements of Changes in Stockholders' Equity               F-6

Consolidated Statements of Cash Flows                                    F-7

Notes to Consolidated Financial Statements                               F-8

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Pollution Research and Control Corp.
Glendale, California


We have audited the accompanying consolidated balance sheets of Pollution Research and Control Corp. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pollution Research and Control Corp. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 9 to the financial statements, as of December 31, 1997, the Company was in default under certain covenants of its asset-based lending agreement. The lender has a right to demand repayment of the loans. No such demand has been made. The Company cannot predict what the outcome of such demand will be. Managements plans in regard to this matter are also described in Note 1. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                AJ. ROBBINS, P.C.
                                                CERTIFIED PUBLIC ACCOUNTANTS
                                                AND CONSULTANTS
Denver, Colorado
February 13, 1998

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                        --------------------------------


                                     ASSETS
                                     ------

                                                           1997          1996
                                                        ----------    ----------

CURRENT ASSETS:
     Cash                                               $  515,222    $  723,170
     Marketable securities                                   3,250        99,000
     Accounts receivable, trade, less
       allowance for doubtful
       accounts of $19,381 and $46,381                     643,031     1,710,970
     Inventories                                         2,504,559     2,575,252
     Other current assets                                   16,610        21,046
                                                        ----------    ----------

                  Total Current Assets                   3,682,672     5,129,438
                                                        ----------    ----------



PROPERTY, EQUIPMENT AND LEASEHOLD
     IMPROVEMENTS, less accumulated
        depreciation and amortization of
        $395,661 and $205,884                            1,469,583     1,650,563
                                                        ----------    ----------


OTHER ASSETS:
     Goodwill, less accumulated amortization
         of $11,143 and $4,265                             270,377       288,212
     Loan costs, less accumulated amortization
         of $45,412 and $15,137                             45,412        75,687
     Other intangible assets, less accumulated
         amortization of $6,800 and $5,100                  33,709        35,409
     Other assets
                                                             6,107        17,634
                                                        ----------    ----------

                  Total Other Assets                       355,605       416,942
                                                        ----------    ----------

                  Total Assets                          $5,507,860    $7,196,943
                                                        ==========    ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                      POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31, 1997 AND 1996
                                --------------------------------


                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

                                                                      1997                1996
                                                                  -----------         -----------
CURRENT LIABILITIES:
     Secured overdraft facility                                   $    58,334         $      --
     Notes payable                                                    529,123             553,658
     Accounts payable, trade                                          632,631             967,963
     Accounts payable, officer                                          8,886               8,710
     Accrued liabilities                                              281,554             224,099
     Customer advances                                                143,695              50,820
     Income taxes payable                                                --                 9,800
     Current portion of long-term debt                                646,736             186,741
     Current portion of long-term debt, related parties               311,496               5,413
                                                                  -----------         -----------

                  Total Current Liabilities                         2,612,455           2,007,204
                                                                  -----------         -----------

LONG-TERM DEBT, less current portion                                   86,233             667,596

LONG-TERM DEBT, related parties, less current portion                  56,324             368,801

DEFERRED RENT                                                         102,669              99,203

DEFERRED INCOME TAXES                                                    --                55,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 20,000,000 shares
         authorized, none issued and outstanding                         --                  --
     Common stock, no par value, 30,000,000 shares
         authorized, 8,673,732 issued and outstanding               6,588,980           6,588,980
     Less notes due from sale of common stock, related
         parties                                                      (86,857)            (86,857)
     Other paid-in capital                                            145,764             145,764
     Accumulated deficit                                           (4,025,545)         (2,794,573)
     Unrealized gain on marketable securities                           3,250              99,000
     Unrealized foreign currency translation gain                      24,587              46,825
                                                                  -----------         -----------

                  Total Stockholders' Equity                        2,650,179           3,999,139
                                                                  -----------         -----------

                  Total Liabilities and Stockholders' Equity      $ 5,507,860         $ 7,196,943
                                                                  ===========         ===========


                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              F-4





                 POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                    ----------------------------------------------

                                                           1997                 1996
                                                       -----------          -----------

NET REVENUES                                           $ 6,792,767          $ 8,805,011

COST OF GOODS SOLD                                       5,410,574            6,463,208
                                                       -----------          -----------

GROSS PROFIT                                             1,382,193            2,341,803
                                                       -----------          -----------

OPERATING EXPENSES:
     Selling, general and administrative                 2,495,446            2,277,785
     Research and development                               36,903              136,356
                                                       -----------          -----------

          Total Operating Expenses                       2,532,349            2,414,141
                                                       -----------          -----------

LOSS FROM OPERATIONS                                    (1,150,156)             (72,338)
                                                       -----------          -----------

OTHER INCOME (EXPENSE):
     Gain on sale of marketable securities                  82,896              570,435
     Interest income                                         4,811                6,431
     Interest expense                                     (202,413)            (130,616)
     Interest expense, related parties                     (30,910)             (15,500)
                                                       -----------          -----------


          Total Other Income (Expense)                    (145,616)             430,750
                                                       -----------          -----------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)             (1,295,772)             358,412
                                                       -----------          -----------


PROVISION (BENEFIT) FOR INCOME TAXES:
     Current                                                (9,800)              10,000
     Deferred                                              (55,000)            (292,000)
                                                       -----------          -----------

          Total Provision (Benefit) for Income Taxes       (64,800)            (282,000)
                                                       -----------          -----------

NET INCOME (LOSS)                                      $(1,230,972)         $   640,412
                                                       ===========          ===========

NET INCOME (LOSS) PER SHARE - Basic and Diluted        $      (.14)         $       .08
                                                       ===========          ===========

Weighted Average Shares                                  8,673,732            7,786,487
                                                       ===========          ===========



              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          F-5



                        POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                           ----------------------------------------------

                                                                             Notes Due       Other
                                                       Common Stock         From Sale of    Paid-in
                                                   Shares       Amount       of Stock       Capital
                                                 ---------   -----------   -------------  ----------

Balances, December 31, 1995                      6,932,662   $ 5,431,623   $   (86,857)   $      --

Sale of common stock                             1,350,003       884,000          --             --

Exercise of options and warrants                   391,067       273,357          --             --

Stock-based compensation expense recognized           --            --            --          145,764

Unrealized gain on marketable securities              --            --            --             --

Realized gain on marketable securities                --            --            --             --

Unrealized foreign currency translation gain          --            --            --             --

Net income for the year                               --            --            --             --
                                               -----------   -----------   -----------    -----------

Balances, December 31, 1996                      8,673,732     6,588,980       (86,857)       145,764

Realized gain on marketable securities                --            --            --             --

Unrealized foreign currency translation loss          --            --            --             --

Net loss for the year                                 --            --            --             --
                                               -----------   -----------   -----------    -----------

Balances, December 31, 1997                      8,673,732   $ 6,588,980   $   (86,857)   $   145,764
                                               ===========   ===========   ===========    ===========



                        POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                             CONTINUED
                           ----------------------------------------------

                                                                             Unrealized
                                                              Unrealized      Foreign
                                                               Gain on       Currency         Total
                                               Accumulated    Marketable    Translation    Stockholders'
                                                (Deficit)     Securities       Gain           Equity
                                               -----------    -----------   ------------    ------------

Balances, December 31, 1995                    $(3,434,985)   $   100,000    $      --      $ 2,009,781

Sale of common stock                                  --             --             --          884,000

Exercise of options and warrants                      --             --             --          273,357

Stock-based compensation expense recognized           --             --             --          145,764

Unrealized gain on marketable securities              --           74,250           --           74,250

Realized gain on marketable securities                --          (75,250)          --          (75,250)

Unrealized foreign currency translation gain          --             --           46,825         46,825

Net income for the year                            640,412           --             --          640,412
                                               -----------    -----------    -----------    -----------

Balances, December 31, 1996                     (2,794,573)        99,000         46,825      3,999,139

Realized gain on marketable securities                --          (95,750)          --          (95,750)

Unrealized foreign currency translation loss          --             --          (22,238)       (22,238)

Net loss for the year                           (1,230,972)          --             --       (1,230,972)
                                               -----------    -----------    -----------    -----------

Balances, December 31, 1997                    $(4,025,545)   $     3,250    $    24,587    $ 2,650,179
                                               ===========    ===========    ===========    ===========

                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 F-6




                    POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                       ----------------------------------------------


                                                                1997                 1996
                                                            -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Reconciliation of net income (loss) to net
        cash flows (used in) operating activities:
         Net income (loss)                                  $(1,230,972)         $   640,412
         Depreciation and amortization                          229,025              128,079
         Deferred rent                                            3,466               (2,534)
         Deferred income taxes                                  (55,000)            (292,000)
         Stock-based compensation expense                          --                121,406
     Changes in operating assets and liabilities:
         Accounts receivable, trade, net                      1,064,863             (789,107)
         Inventories                                             62,191              358,560
         Other current assets                                     4,242               20,571
         Secured overdraft facility                              58,021                 --
         Accounts payable, trade                               (333,656)            (155,505)
         Accounts payable, officer                                  176                8,710
         Accrued liabilities                                     58,091             (122,093)
         Customer advances                                       92,875             (150,810)
         Income taxes payable                                    (9,800)               9,800
         Other assets                                            11,527              (11,298)
                                                            -----------          -----------

                Net Cash Flows (Used in)
                    Operating Activities                        (44,951)            (235,809)
                                                            -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, equipment and leasehold
         improvements                                            (9,838)             (53,023)
     Investment in patent                                          --                (23,509)
     Cash paid for acquisition of subsidiaries,
         net of cash acquired of $208,054                          --               (379,870)
                                                            -----------          -----------


                Net Cash Flows (Used in)
                    Investing Activities                         (9,838)            (456,402)
                                                            -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net of
         expenses of $16,000                                       --              1,157,357
     Advances on notes payable                                3,774,645            2,805,095
     Payments on notes payable                               (3,799,180)          (3,026,909)
     Additions to long term debt                                100,000                 --
     Payments of long term debt                                (221,368)            (163,355)
     Payments of long term debt - related parties                (5,413)                --
                                                            -----------          -----------

                Net Cash Flows (Used In)
                    Provided by Financing Activities           (151,316)             772,188
                                                            -----------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (1,843)               1,498
                                                            -----------          -----------

(DECREASE) INCREASE IN CASH                                    (207,948)              81,475
CASH, beginning of year                                         723,170              641,695
                                                            -----------          -----------

CASH, end of year                                           $   515,222          $   723,170
                                                            ===========          ===========

Supplemental Cash Flow Information:
See Note 14


                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            F-7





              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 1 - BUSINESS ACTIVITY AND GOING CONCERN


Pollution  Research  and Control  Corp.,  a  California  corporation,  primarily designs, manufacturers and markets air pollution monitoring instruments, electrical control panels, and medical instrumentation through its wholly-owned subsidiaries Dasibi Environmental Corporation ("Dasibi"), Nutek, Inc. ("Nutek"), and Logan Medical Devices, Inc. ("LMD"), respectively. Nutek and LMD were acquired in June 1996 (see Note 8). Dasibi currently accounts for approximately 45% of consolidated revenues, Nutek 48%, and LMD 7%.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is in violation of its Loan and Security Agreement with its asset-based lender due to the Company's inability to meet certain financial ratio covenants. Although all principal and interest payments have been made, provisions of the agreement state that in event of default, or events that might lead to default, the lender has the option to make all notes and loans due and owing immediately. As of the date of this report no action has been taken by the lender in this regard. Management intends to sell the Nutek subsidiary or liquidate the assets of Nutek. Notes and loans due to the lender have been classified in the financial statements in accordance with provisions of the agreement. The resulting effect is a reclassification of long-term debt totaling $601,651 to current liabilities as of December 31, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements include the accounts of Pollution Research and Control Corp. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - Revenue is recognized upon shipment of products.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) basis.

Property, Equipment and Leasehold Improvements and Depreciation - Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, generally five to ten years. Amortization of leasehold improvements is over the shorter of the life of the lease or five years. Total depreciation expense was $190,047 and $107,422 for the years ended December 31, 1997 and 1996, respectively.

Goodwill - The goodwill was recorded in connection with the acquisition of Logan Medical Devices, Inc. discussed in Note 8 below, and is being amortized on a straight-line basis over 40 years. Amortization of goodwill was $7,003 and $4,265 for the years ended December 31, 1997 and 1996, respectively.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Stock-Based Compensation - During 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The new standard required the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method, and to furnish the proforma disclosures required by SFAS 123. See Notes 11 and 12 for additional information with respect to stock-based compensation.

Earnings per Share - In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

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

Investments in Equity Securities - Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The Company has classified its investment portfolio as available for sale. Available for sale securities are stated at fair market value with unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method.

Translation of Foreign Currencies - The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The gains or losses resulting from translation are included in stockholders' equity.

Research and Development Costs - Research and development costs are charged to operations as incurred.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes - Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. A valuation allowance has been established for the entire deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

Reclassification   -  Certain  amounts  reported  in  the  Company's   financial
statements for the year ended December 31, 1996 have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements - In 1997, the FASB Issued Statements No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures About Segments Of An Enterprise And Related Information", effective for fiscal years beginning after December 15, 1997. The adoption by the Company of these Statements in January 1998 is not expected to have a material impact on the Company's financial statements.

NOTE 3 - MARKETABLE SECURITIES

During 1997 and 1996, the Company sold 86,000 and 301,000 of Atlanta Technology Group, Inc. (ATYG) shares, respectively, realizing net proceeds and a gain of $82,897 and $570,435, respectively. The remaining 13,000 shares are carried on the balance sheet at an estimated market value of $3,250 at December 31, 1997. At December 31, 1997, the cost of the shares is considered to be $3,250 and the unrealized holding gain $-0-.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 4 - INVENTORIES

Inventories at December 31, 1997 and 1996 consisted of the following:

                                                    1997                 1996
                                                 ----------           ----------

Raw materials                                    $1,372,792           $1,587,232
Work in process                                     530,983              859,925
Finished goods                                      600,784              128,095
                                                 ----------           ----------

     Total                                       $2,504,559           $2,575,252
                                                 ==========           ==========

Inventories at December 31, 1997 and 1996 include overhead of $538,236 and $363,211, respectively.

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at December 31, 1997 and 1996 consisted of the following:

                                                            1997         1996
                                                         ----------   ----------

Machinery and equipment                                  $1,388,490   $1,387,363
Furniture and fixtures                                      152,209      144,357
Leasehold improvements                                      324,545      324,727
                                                         ----------   ----------
                                                          1,865,244    1,856,447
Less accumulated depreciation and amortization              395,661      205,884
                                                         ----------   ----------

Net property, equipment and leasehold improvements       $1,469,583   $1,650,563
                                                         ==========   ==========

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 1997 and 1996 consisted of the following:

                                                           1997           1996
                                                         --------       --------

Accrued payroll and related taxes                        $167,315       $113,868
Accrued interest                                           46,446         26,269
Accrued vacation                                           29,050         28,969
Current portion of deferred rent                           23,012         23,012
Accrued legal and professional fees                          --           21,364
Other                                                      15,731         10,617
                                                         --------       --------

     Total                                               $281,554       $224,099
                                                         ========       ========

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 7 - DEFERRED RENT

Upon execution of a 10 year lease for its present facility in Glendale, California commencing July 1, 1994, the Company was granted 6 months "free" rent. Upon the acquisition of Nutek, Inc. effective June 20, 1996 discussed in
Note 8, the Company executed a five year lease with increasing minimum rental amounts on each anniversary date. As required by generally accepted accounting principles, rent expense is being recognized by amortizing the total minimum rentals payable under the leases over the terms of the leases on a straight-line basis. The deferred rent shown on the balance sheet as of December 31, 1997 and 1996 represents the excess of the total amount charged to rent expense over the amounts actually due and payable under the leases as of such date, of which $23,012 and $23,012 have been classified as current and $102,669 and $99,203 as long term, respectively.

NOTE 8 - ACQUISITIONS

Effective June 20, 1996, the Company acquired 100% of the outstanding stock of Nutek, Inc. ("Nutek"), a Florida-based company primarily engaged in the design, manufacture and marketing of electrical control panels for automation use in utility and industrial applications. The Company paid $304,000 (inclusive of acquisition costs) and incurred or assumed an additional $1,593,000 in debt, for a total purchase price including the assumption of debt of $1,897,000. The acquisition was accounted for as a purchase. Current assets and liabilities were recorded at their fair values, with the remaining purchase price of $1,525,000 recorded as the value of property and equipment acquired.

In connection with the acquisition, the Company granted 340,000 common stock options exercisable at $1.10 per share to various consultants and employees of Nutek (above market on the date of the grant) (see Note 11). Additionally, loan costs of $91,000 were incurred in connection with the financing of the acquisition (see Note 9); the loan costs are being amortized over the three year term of the credit facility. Amortization of loan costs was $30,275 and $15,137 for the years ended December 31, 1997 and 1996, respectively.

Effective June 1, 1996, the Company acquired 100% of the outstanding common stock of Logan Medical Devices, Inc., a Colorado corporation ("LMD") and its wholly-owned subsidiary Logan Research Limited of Rochester, Kent, England, a private United Kingdom company limited by shares ("LRL"). LMD and LRL are primarily engaged in the design, manufacture and marketing of medical instrumentation internationally. The Company issued 600,500 options to purchase its common stock exercisable at $1.10 per share (above market on the issue date) in exchange for the 1,201,000 shares (80.1%) of LMD it did not already own. Additionally, the Company made a $250,000 capital contribution to LMD, and LMD issued $300,000 in notes to the former stockholders of LRL in payment for 100% of the outstanding stock of LRL. The total amount paid was $287,000 inclusive of acquisition costs, and including the $300,000 in notes issued by LMD the total purchase price was $587,000.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 8 - ACQUISITIONS (Continued)

This acquisition was accounted for as a purchase. Current assets, property and equipment and liabilities were recorded at their fair values, with the remaining purchase price of $292,000 assigned to goodwill. The goodwill is being amortized on a straight-line basis over 40 years. Additionally, the Company entered into an employment contract with the President of LMD and LRL (see Note 13).

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable
-------------
In May 1997, the Company entered in to an extension of its line of credit agreement with a bank, which provides borrowings of up to $200,000 through June 3, 1998. Borrowings under this agreement bear interest at the bank's prime rate plus 2% (10.5% at December 31, 1997) and are collateralized by substantially all of the Company's assets. The agreement contains several restrictive covenants common to lines of credit, including certain tangible net worth and current ratio requirements. The balance outstanding at December 31, 1997 was $140,000.

In connection with the acquisition of Nutek, Nutek obtained a working capital facility from the asset-based lender for the lesser of $1,000,000 or the borrowing base (as defined). A total of $535,000 was advanced in connection with the acquisition; $389,123 and $363,658 were outstanding at December 31, 1997 and 1996, respectively. The note bears interest at the large commercial bank prime rate plus 2.5% (11% and 10.75% at December 31, 1997 and 1996, respectively) and matures June 28, 1999. Substantially all of Nutek's assets are pledged as collateral for this loan and for the term loan described below, which was obtained from the same asset-based lender. The related Loan and Security Agreement contains numerous restrictive covenants common to asset-based financing, including the requirement to maintain specified levels of debt service coverage, working capital, tangible net worth, and profitability, and restrictions on additional borrowings, the payment of dividends, and limitations on payments to affiliates including the parent company (see Note 1). Additionally, the parent company has guaranteed these loans.

Logan Research Limited has a secured overdraft facility with an English bank of up to (pound)60,000 (approximately $100,000 at current exchange rates). Amounts borrowed under the facility bear interest at the reference rate plus 3% (currently 9%). The facility expires and must be "reviewed" March 31, 1998. The facility is secured by substantially all of the assets of LRL and by the residences of two individuals who are officers and/or directors of LMD and LRL and the former stockholders of LRL. Amounts outstanding were $58,334 and $-0- as of December 31, 1997 and 1996, respectively.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

Long-Term Debt
Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                           1997           1996
                                                         --------       --------


Nutek, Inc., term loan                                   $601,651       $687,500
Notes payable to former stockholders                       89,174        100,000
Installment loans                                          42,144         66,837
                                                         --------       --------
                                                          732,969        854,337
Less current portion                                      646,736        186,741
                                                         --------       --------

Long-term debt                                           $ 86,233       $667,596
                                                         ========       ========

Nutek's term loan bears interest at the large commercial bank prime rate plus 3.5% (12% and 11.75% at December 31, 1997 and 1996, respectively). Monthly payments of $14,623 and $12,500 plus interest at December 31, 1997 and 1996, respectively, are required until June 28, 1999, at which time the remaining balance is due. The term loan was received from the same asset-based lender who provided Nutek's working capital facility--see description of Nutek's working capital facility above (see Note 1).

The notes payable to Nutek's former stockholders bears interest at 8%. Monthly interest-only payments were required until June 30, 1997, after which time the principal and interest is payable in 48 equal monthly installments aggregating $2,442. The notes are unsecured.

The installment loans bear interest at rates ranging from 6.5% to 9.25% (the commercial bank prime rate plus .75%) and mature at various times from May 1998 to April 2000. The loans are secured by purchase money liens on the related assets.

Long-Term Debt, Related Parties
-------------------------------
Long-term debt, related parties at December 31, 1997 and 1996, consisted of the following:

                                                               1997       1996
                                                             --------   --------

Nutek, Inc. - notes payable to family member of employee $ 44,587 $ 50,000 Logan Medical Devices, Inc.- notes payable to
    officers/employees                                        300,000    300,000
Logan Research Limited - advances from officer                 23,233     24,214
                                                             --------   --------
                                                              367,820    374,214
Less current portion                                          311,496      5,413
                                                             --------   --------

Long-term debt, related parties                              $ 56,324   $368,801
                                                             ========   ========

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

The note payable to a family member of an employee was part of the financing of the acquisition of Nutek. The note bears interest at 8%. Monthly interest-only payments were required until June 30, 1997, after which time the principal and interest is payable in 48 equal monthly installments of $1,221.
The note is unsecured.

The notes payable to officers/employees of Logan Medical Devices, Inc. were issued to two individuals in payment for 100% of the outstanding stock of Logan Research Limited in connection with the acquisition. These individuals became officers of Logan Medical Devices, Inc. upon acquisition. The notes bear interest at 9%. Quarterly payments of accrued interest are required commencing June 30, 1998. The notes are redeemable by the Company at any time after December 28, 1996, and are callable by the holders at any time after June 28, 1998. The notes are secured by substantially all of the assets of LMD and LRL.

The advances from an officer of LRL are represented by an open advance account. Management does not expect to repay the amount in the foreseeable future.

Scheduled maturities of long-term debt are as follows:

                                                      Related
                                     Total            Parties           Others
                                  ----------        ----------        ----------

1998                              $  958,232        $  311,496        $  646,736
1999                                  53,750            12,451            41,299
2000                                  44,107            13,483            30,624
2001                                  21,467             7,157            14,310
2002                                    --                --                --
Thereafter                            23,233            23,233              --
                                  ----------        ----------        ----------

                                  $1,100,789        $  367,820        $  732,969
                                  ==========        ==========        ==========

As explained in Note 1 to the financial statements, the Company is in violation of its Loan and Security Agreement with its asset-based lender, due to the Company's inability to meet certain financial ratio covenants. Provisions of the loan agreement states that in event of default or events that might lead to default, the lender has the option to make all notes and loans due and owing immediately. As of the date of this report no action has been taken by the lender in this regard. The notes and loans due to the lender have been classified in the financial statement in accordance with the provision of the loan agreement.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 10 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 1997 and 1996 differs from the computed expected provision (benefit) at the federal statutory rate of 35% for the following reasons:

                                                            1997         1996
                                                         ---------    ---------

Computed expected income tax provision (benefit) at 35%  $(455,000)   $ 125,000
Non-deductible meals and entertainment                       4,000        8,000
Temporary differences for items deductible from
(includible in) taxable income in future years:
         Stock based compensation expense                     --         43,000
         Depreciation                                       37,000       22,000
         Inventory valuation allowance                      29,000        3,000
         Incomplete contracts                                 --        (29,000)
         Bad debt allowance                                 (9,000)        --
         Other                                                --          1,000
State income taxes, net of federal income tax effect       (56,000)      22,000
Net operating loss carryforward unutilized (utilized)      450,000     (195,000)
Alternative minimum tax                                     (9,800)      10,000
Increase (reduction) to valuation allowance                (55,000)    (292,000)
                                                         ---------    ---------

     Income tax provision (benefit)                      $ (64,800)   $(282,000)
                                                         =========    =========



                      POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                         ----------------------------------------------


NOTE 10 - INCOME TAXES (Continued)

The components of the deferred tax assets and liabilities as of December 31, 1997 and 1996 were as follows:

                                                                       1997               1996
                                                                   -----------        -----------
Deferred tax assets:
Temporary differences:
     Allowance for doubtful accounts                               $     8,000        $    17,000
     Inventory valuation allowance                                      64,000             31,000
     Incomplete contracts                                               25,000             25,000
     Accrued expenses                                                   15,000             15,000
     Stock based compensation                                           48,000             48,000
     Loss on joint venture investment                                   66,000             66,000
     Tax depreciation in excess of book depreciation                      --               10,000
     Net operating loss carryforward                                 1,363,000            926,000
     Less valuation allowance                                       (1,128,000)          (729,000)
                                                                   -----------        -----------

     Long-term deferred tax assets after valuation allowance           461,000            409,000

Deferred tax liability:
Excess of basis of Nutek's property and equipment for financial
     reporting purposes over tax basis                                (461,000)          (464,000)
                                                                   -----------        -----------

     Net long-term deferred tax liability                          $      --          $   (55,000)
                                                                   ===========        ===========
The components of the deferred tax expense were as follows:

                                                                       1997               1996
                                                                   -----------        -----------
     Stock-based compensation expense                              $      --          $   (48,000)
     Allowance for doubtful accounts                                     9,000             (1,000)
     Inventory valuation allowance                                     (33,000)              --
     Incomplete contracts                                                 --              (31,000)
     Other                                                                --              (10,000)
     Depreciation                                                        7,000            (26,000)
     (Unutilization) utilization of net operating
         loss carryforward                                            (437,000)           195,000
     Change in valuation allowance                                     399,000           (433,000)
                                                                   -----------        -----------

                                                                   $   (55,000)       $  (292,000)
                                                                   ===========        ===========


                                              F-17

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 10 - INCOME TAXES (Continued)

As of December 31, 1997 the Company has net operating loss carryforwards available to offset future taxable income of approximately $3,400,000 expiring in 2004 through 2011.

NOTE 11 - STOCKHOLDERS' EQUITY

Issuance of Common Stock
------------------------
On June 24, 1996 the Company sold in a private placement 1,000,003 units consisting of one share of common stock and one warrant to purchase the Company's common stock at $1.00 per share (above market on the date of sale), receiving net proceeds of $584,000. On September 20, 1996, the Company completed a private placement consisting of 350,000 shares of common stock and warrants to purchase 300,000 shares of common stock at $1.50 per share (above market on the date of sale), receiving net proceeds of $300,000. Additionally, in 1996 the Company received net proceeds of $273,357 from the exercise of an aggregate of 391,067 options and warrants and, accordingly, issued 391,067 shares.

Warrants
--------
In July 1989, the Company issued 1,453,497 warrants to purchase its common stock at $1.75 per share as part of units sold in a public offering. Additionally, there were outstanding 652,501 warrants at an exercise price of $1.75 per share, which had been originally issued to the Underwriter. These 2,105,998 warrants were publicly traded in earlier years. The Board of Directors approved the extension of the expiration date of the warrants until March 29, 1996 at an exercise price of $0.60 per share. In March 1996, 266,900 of the warrants were exercised, and the remaining 1,839,098 warrants expired March 29, 1996.

On July 11, 1996, 25,000 warrants issued in 1991 to purchase the Company's common stock at $0.69 per share were exercised.

In connection with the June 24, 1996 private placement described above, 1,000,003 warrants to purchase the Company's common stock at $1.00 per share were issued, expiring June 14, 1999. In November 1996, 89,167 of the warrants were exercised; 910,836 were outstanding at December 31, 1997 and 1996.

In connection with the September 20, 1996 private placement described above, the Company issued 300,000 warrants to purchase the Company's common stock at $1.50 per share, expiring September 20, 1999.

Additionally, at December 31, 1997 and 1996, there were 60,000 warrants outstanding to purchase the Company's common stock at $1.70 per share expiring August 31, 1998, and 5,000 warrants at $2.00 per share expiring November 7, 1998.

In January 1997, the Company issued 65,000 warrants to purchase the Company's common stock at $1.25, to an investment banker. The warrants were cancelled in March 1997, due to non-performance.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 11 - STOCKHOLDERS' EQUITY (Continued)

Options
-------
On June 29, 1995, the Company granted options to various employees to purchase 30,000 shares of common stock at $0.63, expiring June 28, 2000. In January 1997 and 1996, 10,000 and 5,000 of the options were cancelled due to an employee's departure; 15,000 remain outstanding. The Company had also granted 160,000 options at $0.63 to officers, directors and key employees on June 29, 1995; the 160,000 options were cancelled May 31, 1996.

On July 1, 1995, the Company granted employee options to purchase 25,000 shares at $1.38, expiring June 30, 1998.

On July 10, 1995, the Company granted options to a consulting firm to purchase 500,000 shares at $0.70 per share. The options were cancelled in January 1996, due to non-performance.

On April 1, 1996, the Company issued to a consultant options to purchase 10,000 shares at $0.68 per share. The options were exercised October 18, 1996.

On May 30, 1996, the Company issued to a public relations firm options to purchase 1,000,000 shares at $0.94 per share and 300,000 shares at $1.25 per share. The options expire May 29, 2000. The Company believes the public relations firm has not performed under its contract and the options are presently in dispute.

On May 31, 1996, in connection with the acquisition of Nutek, the Company issued options to purchase 340,000 shares at $1.10 per share to various consultants and employees of Nutek. The options may be exercised beginning January 7, 1998 and expire May 31, 2000. In 1997, 35,000 options were cancelled due to employee departures.

On June 1, 1996, in connection with the acquisition of LMD, the Company exchanged options to purchase 600,500 shares at $1.10 per share for the 1,201,000 shares of LMD it did not already own (see Note 8). The options may be exercised beginning January 7, 1998 and expire May 31, 2000. The 600,500 options include 123,000 issued to the Chief Executive Officer and a director of the Company, 20,000 shares each to four directors and 300,000 to the President of the Company's subsidiaries LMD and LRL.

Also on June 1, 1996, the Company issued options to purchase 280,000 shares at $1.10, expiring May 31, 2000, to the officers and directors of the Company referred to in the previous paragraph, as follows: Chief Executive Officer 120,000, 40,000 each to four directors. Additionally, the Company granted options to purchase 40,000 shares at $1.10 per share to an unrelated individual.

On July 1, 1996, the Company granted options to purchase 25,000 shares at $1.38 per share to an employee, expiring June 30, 1999.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 11 - STOCKHOLDERS' EQUITY (Continued)

On November 22, 1996, the Company granted options to purchase 400,000 shares at $1.12 per share to a consultant. The options expire November 4, 1999. In 1997, 233,000 options were cancelled due to non-performance.

Additionally, the Company has outstanding options granted in 1991 to purchase 50,000 shares at $0.55 per share, expiring May 28, 2001, to the Chief Executive Officer and a director of the Company, 50,000 to an owner of record of 6% of the Company's outstanding common stock, and 45,000 to a director of the Company. Also outstanding at December 31, 1996, were options granted to an employee to purchase 25,000 shares at $1.38, which expired June 30, 1997.

On March 3, 1997, the Company granted options to purchase 40,000 shares at $.95 per share to a consultant/director. The options may be exercised beginning January 8, 1998 and expire on January 6, 2002.

On April 30, 1997, the Company granted options to purchase 50,000 shares at $.75 to a consultant. The options may be exercised beginning March 4, 1998 and expire on November 4, 2000.

The following table summarizes the activity of options and warrants for the two years ended December 31, 1997:


                                                                          Weighted
                                                                           Average
                                               Number of                  Exercise         Exercise
                                       Options           Warrants           Price           Amount
                                    -----------        -----------        ---------      -----------

Outstanding, December 31, 1995          885,000          2,195,998        $   1.44       $ 4,433,197
Granted                               2,995,500          1,300,003        $   1.08         4,640,853
Reduction to exercise price                --                 --          $    --         (2,421,898)
Exercised                               (10,000)          (381,067)       $   0.70          (273,357)
Cancelled                              (665,000)              --          $   0.68          (453,950)
Expired                                    --           (1,839,098)       $   0.60        (1,103,459)
                                    -----------        -----------                       -----------

Outstanding, December 31, 1996        3,205,500          1,275,836        $   1.08         4,821,386

Granted                                  90,000             65,000        $   1.01           156,750
Cancelled                              (278,000)           (65,000)       $   1.13          (387,010)
Expired                                 (25,000)              --          $   1.75           (43,750)
                                    -----------        -----------                       -----------

Outstanding, December 31, 1997        2,992,500          1,275,836        $   1.07       $ 4,547,376
                                    ===========        ===========                       ===========

At December 31, 1997 and 1996, the Company had a total of 4,268,336 and 4,481,336 options and warrants outstanding, respectively, at exercise prices ranging from $0.55 to $2.00, with a weighted average remaining contractual term of 3.1 years.


                                      F-20

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 11 - STOCKHOLDERS' EQUITY (Continued)

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

Notes Receivable
----------------
During 1990, the Company issued 150,000 shares of its common stock for notes receivable totaling $86,587. The notes were originally due in 1994 with interest at 10% per year. The notes were amended to be due with no interest. The underlying shares are collateral for the note and are held by the Company.

NOTE 12 - STOCK-BASED COMPENSATION

During 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The new standard required the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. Options issued to consultants and other non-employees in 1997 did not have a material effect to the financial statements. Options issued to consultants and other non-employees resulted in a charge to operations of $121,406 in 1996. Additionally, $24,358 was capitalized as acquisition costs in 1996.

The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well, an additional charge to income of $104,249 would have been required in 1996; proforma net income would have been $536,163 and earnings per share would have been $0.07 on both a basic and fully diluted basis.

In estimating the above expense, the Company used the Modified Black-Scholes American pricing model. The risk-free interest rate used was 6.2%; volatility was estimated at 71.5%; the expected life was less than one year.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company leases its facilities under long-term non-cancelable operating leases. The lease terms provide for increases in future minimum rental payments based on the Consumer Price Index, and an option to purchase during the lease term. The lease on the Company's facility in England is payable to the pension trust of the President of the Company's LMD and LRL subsidiaries. The lease on the Company's Nutek facility is payable to a partnership in which one of the former stockholders of Nutek and the husband of a current employee of the Company's Nutek subsidiary has an interest. Future minimum lease commitments as of December 31, 1997 are as follows:

Year Ended              Total          Commitments to         Commitments
December 31,         Commitments       Related Parties         To Others
------------      -----------------    ---------------     -----------------

   1998           $         451,269    $        66,254     $         385,015
   1999                     444,735             73,071               371,664
   2000                     427,980             81,268               346,712
   2001                     378,864             42,000               336,864
   2002                     336,864              -                   336,864
Thereafter                  533,368              -                   533,368
                  -----------------    ---------------     -----------------

   Total          $       2,573,080    $       262,593     $       2,310,487
                  =================    ===============     =================

Total rentals under all operating leases charged against income amounted to $474,500 and $461,500 for the years ended December 31, 1997 and 1996, respectively.

Employment Agreements - The Company is obligated to make certain minimum salary payments to the Chief Executive Officer and other employee/directors. All contracts expire in 1999, as follows:

             Year Ended
            December 31,                    Total
             -----------               ---------------
                1998                   $       421,220
                1999                           233,910
                                       ---------------

               Total                   $       655,130
                                       ===============

Contingencies - The Company is not currently involved in any legal proceedings except for those arising in the ordinary course of business, none of which are expected to have a material impact on the Company's financial statements in the event of unfavorable resolution.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes was $1,817 and $-0- during the years ended December 31, 1997 and 1996, respectively. Cash paid for interest was $192,955 and $119,847 during the years ended December 31, 1997 and 1996, respectively.

During 1996 the Company entered into several non-cash transactions. The Company exchanged 600,500 options for 1,201,000 shares of Logan Medical Devices, Inc. it did not already own in connection with the acquisition of Logan as discussed in
Note 8. Also in connection with the acquisition, LMD issued $300,000 in notes to the former stockholders of LRL in exchange for 100% of the outstanding stock in LRL. In connection with the acquisition of Nutek, Nutek issued $150,000 in notes to its former stockholders as part of the purchase price. Additionally, 100,000 stock options valued at $12,333 were capitalized as part of the Nutek acquisition, and 97,500 stock options valued at $12,025 were capitalized as part of the LMD acquisition.

NOTE 15 - INDUSTRY SEGMENT AND EXPORT INFORMATION

Beginning in 1996 with the acquisitions of Nutek and LMD, the Company operates in three business segments; air pollution monitoring equipment, electrical control panels, and medical instrumentation. Following is certain information related to each segment for 1997 and 1996:

1997                                                  Electrical
----                                Air Pollution      Control        Medical
                                     Instruments        Panels      Instruments
                                   ---------------   -----------    -----------

Revenues                           $     3,072,600   $ 3,299,687    $   420,480
                                   ===============   ===========    ===========

Income (loss) from operations      $      (906,904)  $  (143,755)   $   (99,497)
                                   ===============   ===========    ===========

Identifiable assets                $     2,334,399   $ 2,608,459    $   565,002
                                   ===============   ===========    ===========

Depreciation and amortization      $        33,128   $   184,170    $    11,727
                                   ===============   ===========    ===========

Capital expenditures               $          --     $     5,417    $     4,421
                                   ===============   ===========    ===========

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE 15 - INDUSTRY SEGMENT AND EXPORT INFORMATION (Continued)

1996                                                  Electrical
----                                  Air Pollution    Control        Medical
                                       Instruments      Panels      Instruments
                                       -----------    -----------   -----------

Revenues                               $ 5,672,249    $ 2,867,819   $   264,943
                                       ===========    ===========   ===========

Income (loss) from operations          $  (328,590)   $   268,135   $   (11,883)
                                       ===========    ===========   ===========

Identifiable assets                    $ 3,522,922    $ 2,966,639   $   707,382
                                       ===========    ===========   ===========

Depreciation and amortization          $    28,778    $    91,708   $     7,593
                                       ===========    ===========   ===========

Capital expenditures                   $    41,176    $     9,757   $     2,090
                                       ===========    ===========   ===========

In 1997 and 1996, no customer accounted for 10% or more of consolidated net sales.

Export sales for the years ended December 31, 1997 and 1996 were as follows:

                                                      1997               1996
                                                   ----------         ----------

Europe and United Kingdom                          $1,103,673         $  865,586
Asia and Pacific                                      622,228          1,200,401
Latin America and other                               434,073            607,456
                                                   ----------         ----------

     Total                                         $2,159,974         $2,673,443
                                                   ==========         ==========

NOTE 16 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables exist due to large balances with a few customers. At December 31, 1997 and 1996, accounts receivable balances from two significant customers were $165,375 and $700,505, or 25% and 40% of the total accounts receivable balance, respectively. Ongoing credit evaluations of customers' financial conditions are performed, and generally, no collateral is required. The Company maintains reserves for potential credit losses, and such losses in the aggregate have not exceeded management's expectations. Customers are located throughout the world.

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits.

                                   SIGNATURES

     In Accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 24, 1998              POLLUTION RESEARCH AND CONTROL CORP.
                                              (Registrant)

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

Date:  March 24, 1998              /s/ Albert E. Gosselin, Jr.
                                   ---------------------------------------------
                                   Albert E. Gosselin, Jr., President, Chief
                                   Executive Officer and Chairman of the Board
                                   of Directors
                                   (Principal Executive Officer)

Date:  March 24, 1998              /s/ Donald R. Ford
                                   ---------------------------------------------
                                   Donald R. Ford, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date:  March 24, 1998              /s/  Barbara L. Gosselin
                                   ---------------------------------------------
                                   Barbara L. Gosselin, Director

Date:  March 24, 1998               /s/ Gary L. Dudley
                                   ---------------------------------------------
                                   Gary L. Dudley, Director

Date:  March 24, 1998              /s/Marcia A. Smith
                                   ---------------------------------------------
                                   Marcia A. Smith, Director

Date:  March 24, 1998              /s/ Craig E. Gosselin
                                   ---------------------------------------------
                                   Craig E. Gosselin, Director

Date:  March 24, 1998              /s/ Barry Soltani
                                   ---------------------------------------------
                                   Barry Soltani, Director

                                  EXHIBIT INDEX

Item
Number                               Description


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

4.1 Form of Warrant Agreement. (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 33-26558 of Pollution Research and Control Corp., dated January 17, 1989.)

4.2       Form of Unit Purchase  Warrant.  (Incorporated  herein by reference to
          Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 33-26558 of Pollution Research and Control Corp., dated January 17, 1989.)

4.3       Form of Stock Purchase Warrant.  (Incorporated  herein by reference to
          Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 33-26558 of Pollution Research and Control Corp., dated January 17, 1989.)

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

10.4 Employment Agreement, as amended, dated August 19, 1989, between Pollution Research and Control Corp. and Albert E. Gosslein, Jr. (Incorporated herein by reference to Exhibit 10-28 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1989.)

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

10.10 Purchase Agreement, dated as of December 2, 1991, between Pollution Research and Control Corp. and CSC Industries, Inc. and affiliated companies Pension Plans Trust. (Incorporated herein by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statment on form S-1 (File No., 33-43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.11 Warrant, dated as of December 2, 1991, issued to CSC Industries, Inc. and affiliated companies Pension Plans Trust. (Incorporated herein by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration
          Statement on form S-1 (File No. 33-43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.12 Purchase Agreement, dated as of December 9, 1991, between Pollution Research and Control Corp. and Richard M. Molinsky (Incorporated herein by reference to Exhibit 10.9 to the Amendment No. 1 to the Registration Statment on form S-1 (File No. 33- 43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.13 Warrant, dated as of December 9, 1991, issued to Richard M. Molinsky. (Incorporated herein by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statment on form S-1 (File No. 33-43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.14 Purchase Agreement, dated as of December 11, 1991, between Pollution Research and Control Corp. and Global Environment Fund. (Incorporated herein by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statment on form S-1 (File No. 33-43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.15 Warrant, dated as of December 11, 1991, issued to Global Enviroment Fund. (Incorporated herein by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement on form S-1 (File No. 33-43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.16 Purchase Agreement, dated as of December 13, 1991, between Pollution Research and Control Corp. and Robert A. Tantleff (Incorporated herein by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement on form S-1 (File No. 33-43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.17 Warrant, dated as of December 2, 1991, issued to Robert A. Tantleff. (Incorporated herein by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement on form S-1 (File No. 33-43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.18 Purchase Agreement, dated as of December 16, 1991, between Pollution Research and Control Corp. and Stanley Baker. (Incorporated herein by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement on form S-1 (File No. 33- 43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.19 Warrant, dated as of December 16, 1991, issued to Stanley Baker. (Incorporated herein by reference to Exhibit 10.16 to the Amendment No. 1 to the Registration Statment on form S-1 (File No. 33-43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.20 Purchase Agreement, dated as of December 16, 1991, between Pollution Research and Control Corp. and Bruce Lynch. (Incorporated herein by reference to Exhibit 10.17 to the Amendment No. 1 to the Registration Statement on form S-1 (File No. 33- 43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.21 Warrant, dated as of December 16, 1991, issued to Bruce Lynch. (Incorporated herein by reference to Exhibit 10.18 to the Amendment No. 1 to the Registration Statement on form S-1 (File No. 33-43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.22 Purchase Agreement, dated as of December 16, 1991, between Pollution Research and Control Corp. and John Kilmartin. (Incorporated herein by reference to Exhibit 10.19 to the Amendment No. 1 to the Registration Statement on form S-1 (File No. 33- 43124) of Pollution Research and Control Corp. dated December 23, 1991.)

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

10.26 Option Agreement, dated March 11, 1992 between Pollution Research and Control Corp. and Total Software, Inc. (Incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year eneded December 31, 1992.)

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

10.31 Lease Agreement, dated January 6, 1994, between Dasibi Environmental Group. and the Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.31 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

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

10.34 Requirements Contract dated March 10, 1994, between Pollution Research and Control Corp. and Logan Research, Ltd. (Incorporated herein by reference to Exhibit 10.34 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

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

10.37 Employment Agreement, dated July 20, 1994, between Pollution Research and Control Corp. and Cynthia L. Gosselin (Incorporated herein by reference to Exhibit 10.37 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

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

10.39 Final Judgment of Permanent Injunction and Other Relief as to Pollution Research and Contorl Corp. dated July 13, 1994 in Case Number 1.94CV01425, the Securities and Exchange Commission v. Pollution Research and Control Corp., Albert E. Gosselin and Cynthia Gosselin. (Incorporated herein by reference to Exhibit 10.39 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

10.40 Consent of Albert E. Gosselin dated June 7, 1994, in Case Number 1.94CV01425, the Securities and Exchange Commission v. Pollution Research and Control Corp., Albert E. Gosselin and Cynthia Gosselin. (Incorporated herein by reference to Exhibit 10.40 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

10.41 Final Judgment of Permanent Injunction and Other Relief as to Cynthia Gosselin,. dated July 13, 1994 in Case Number 1.94CV01425, the Securities and Exchange Commission v. Pollution Research and Control Corp., Albert E. Gosselin and Cynthia Gosselin. (Incorporated herein by reference to Exhibit 10.41 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

10.42 Consent of Cynthia L.. Gosselin dated June 7, 1994, in Case Number 1.94CV01425, the Securities and Exchange Commission v. Pollution Research and Control Corp., Albert E. Gosselin and Cynthia Gosselin. (Incorporated herein by reference to Exhibit 10.41 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

10.43 Warrant to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp., dated January 22, 1990, issued to Marty Williams. ((Incorporated herein by reference to Exhibit 4.9 to the Registration Statement on form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

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

10.47 Warrant to Purchase 67,500 Shares of Common Stock of Pollution Research and Control Corp., dated December 8, 1991, issued to Richard
          M. Molinsky. (Incorporated herein by reference to Exhibit 4.13 to the Registration Statement on form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

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

10.50 Amendment to Warrant to Purchase Common Stock of Pollution Research and Control Corp. of Kingsley & Co. (formerly Global Environment
          Fund), dated effective June 6, 194. (Incorporated herein by reference to Exhibit 4.16 to the Registration Statement on form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

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

10.57 Warrant to Purchase 74,250 Shares of Common Stock of Pollution Research and Control Corp., dated December 16, 1991, issued to Bruce Lynch.. (Incorporated herein by reference to Exhibit 4.23 to the Registration Statement on form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.58 Amendment to Warrant to Purchase Common Stock of Pollution Research and Control Corp. of Bruce Lynch, dated effective June 6, 1994. (Incorporated herein by reference to Exhibit 4.24 to the Registration Statement on form S-3 (Registration No. 33- 60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.59 Warrant to Purchase 25,000 Shares of Common Stock of Pollution Research and Control Corp. of Michael Young, dated May 24, 1991. (Incorporated herein by reference to Exhibit 4.25 to the Registration Statement on form S-3 (Regsistration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.60 Amendment to Warrant to Purchase Common Stock of Pollution Research and Control Corp. of Michael Young, dated effective June 6, 1994. (Incorporated herein by reference to Exhibit 4.26 to the Registration Statement on form S-3 (Regsistration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.61     Warrant  to  Purchase  12,000  Shares  of  Common  Stock of  Pollution
          Research and Control Corp., dated December 16, 1991, of Kennedy Capital Management, dated November 26, 1991. (Incorporated herein by reference to Exhibit 4.27 to the Registration Statement on form S-3 (Regsistration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.62 Amendment to Warrant to purchase Common Stock of Pollution Research and Control Corp. of Kennedy Capital Management dated effective June 6, 1994. (Incorporated herein by reference to Exhibit 4.28 to the Registration Statement on form S-3 (Regsistration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.63 Pollution Research and Control Corp. Common Stock Purchase Warrant for the purchase of 60,000 shares of the Equity Group Inc. dated August 31, 1993. (Incorporated herein by reference to Exhibit 4.29 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.64 Warrant to Purchase 7,500 Shares of Common Stock of Pollution Research and Control Corp. of Stanely Becker dated November 8, 1993. (Incorporated herein by reference to Exhibit 4.30 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

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

10.74 Option to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. of Albert E. Gosselin, Jr., dated as of June 29,
          1995 (Incorporated herein by reference to Exhibit 4.40 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp., dated January 17, 1996.)

10.75 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. of Cindy Gosselin dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.41 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp., dated January 17, 1996.)

10.76 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. of Barbara L. Gosselin dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.42 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp., dated January 17, 1996.)

10.77 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. of Gary L. Dudley dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.43 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp., dated January 17, 1996.)

10.78 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. of Marcia Smith dated as of June 29, 1995.
          (Incorporated herein by reference to Exhibit 4.44 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp., dated January 17, 1996.)

10.79 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. of Craig E. Gosselin dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.45 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp., dated January 17, 1996.)

10.80 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. of Keith Gosselin dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.46 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp., dated January 17, 1996.)

10.81 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. of Mike Chu dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.47 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp., dated January 17, 1996.)

10.82 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. of Kimberly Chu dated as of June 29, 1995.
          (Incorporated herein by reference to Exhibit 4.48 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp., dated January 17, 1996.)

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

10.86 Agreement dated June 11, 1996, among Logan Medical Devices, Inc., party of the first part, Ronald Bruce Logan-Sinclair and Howard George Vincent Cooke, parties of the second part, and Pollution Research and Control Corp., party of the third part. (Incorporated herein by reference to Exhibit 10.86 to the Annual Report on Form 10- K for the fiscal year ended December 31, 1996.)

10.87 Employment Agreement dated June 11, 1996, between Logan Medical Devices, Inc. and Logan Research Ltd., on the one hand, and Ronald Bruce Logan-Sinclair, on the other hand. (Incorporated herein by reference to Exhibit 10.87 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.88 Guarantee dated effective June 11, 1996, by Logan Medical Devices, Inc. in favor of Namulas Pension Trustees Limited. (Incorporated herein by reference to Exhibit 10.88 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.89 Loan and Security Agreement dated June 28, 1996, between Logan Medical Devices, Inc., on the one hand, and Ronald Bruce Logan-Sinclair and Howard George Vincent Cooke, on the other hand. (Incorporated herein by reference to Exhibit 10.89 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.90 Nine Per Cent Debenture due June 28, 2,006, in the face amount of $285,714.29, bearing interest quarterly commencing June 30, 1998. (Incorporated herein by reference to Exhibit 10.90 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.91 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Phil Huss. Option Agreement, datedas of April 1, 1996 between Pollution Research and Control Corp. and Phil Hull. (Incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.92 Consulting Agreement dated as of May 30, 1996, between Pollution Research and Control Corp. and Liviakis Financial Communications, Inc. (Incorporated herein by reference to Exhibit 4.12 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.93 Non-Qualified Stock Option Agreement dated as of May 30, 1996, between Pollution Research and Control Corp. and Liviakis Financial Communications, Inc. (Incorporated herein by reference to Exhibit 4.13 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.94 Non-Qualified Stock Option Agreement dated as of May 30, 1996, between Pollution Research and Control Corp. and Robert B. Prag. (Incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-3 (Registration No. 33- 14133) of Pollution Research and Control Corp. dated October 15, 1996.)

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

10.97 Amendment to Consulting Agreement dated 5/30/96 between Pollution Research and Control Corp. and Liviakis Financial Communications, Inc., dated July 31, 1996. (Incorporated herein by reference to Exhibit 4.17 to the Registration Statement on Form S-3 (Registration No.33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)


10.98 Second Amendment to Consulting Agreement dated 5/30/96 between Pollution Research and Control Corp. and Liviakis Financial Communications, Inc. dated as of August 28, 1996. (Incorporated herein by reference to Exhibit 4.18 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.99 Option to Purchase 55,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Aubrey Hornsby; Option Agreement dated as of May 31, 1996, between Pollution Research and Control Corp. and Aubrey Hornsby. (Incorporated herein by reference to Exhibit 10.99 to the Annual Report on Form 10- K for the fiscal year ended December 31, 1996.)

10.100 Option to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Ernestine Taylor; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. Ernestine Taylor. (Incorporated herein by reference to Exhibit 10.100 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.101 Option to Purchase 30,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Debbie Kendrick; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and Debbie Kendrick. (Incorporated herein by reference to Exhibit 10.101 to the Annual Report on Form 10- K for the fiscal year ended December 31, 1996.)

10.102 Option to Purchase 25,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Roland Fink; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and Roland Fink. (Incorporated herein by reference to Exhibit 10.102 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.103 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Charles Conner; Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Charles Conner. (Incorporated herein by reference to Exhibit 10.103 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.104 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Patricia Cudd; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and Patricia Cudd. (Incorporated herein by reference to Exhibit 10.104 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.105 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Jeffrey Harkey; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and Jeffrey Harkey. (Incorporated herein by reference to Exhibit 10.105 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.106 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to James Bowers; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and James Bowers. (Incorporated herein by reference to Exhibit 10.106 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.107 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Michael Jones; Option greement, dated as of May 31, 1996, between Pollution Research Corp. and Michael Jones. (Incorporated herein by reference to Exhibit 10.107 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.108 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Charles McQuaig; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and Charles McQuaig.(Incorported herein by reference to Exhibit 10.108 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.109 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Daniel Patanjo; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and Daniel Patanjo. (Incorporated herein by reference to Exhibit 10.109 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.110 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Karen Perry; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and Karen Perry. (Incorporated herein by reference to Exhibit 10.110 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.111 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Ricky Sonnier; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and Ricky Sonnier. (Incorporated herein by reference to Exhibit 10.111 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.112 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Victor Valerio; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and Victor Valerio. (Incorporated herein by reference to Exhibit 10.112 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.113 Option to Purchase 5,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Spencer Abrams; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and Spencer Abrams. (Incorporated herein by reference to Exhibit 10.113 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.114 Option to Purchase 5,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Dan Busby; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and Dan Busby. (Incorporated herein by reference to Exhibit 10.114 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.115 Option to Purchase 5,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Frank Getautas; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and Frank Getautas. (Incorporated herein by reference to Exhibit 10.115 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.116 Option to Purchase 5,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Mitzi Narramore; Option Agreement, dated as of May 31, 1996, between Pollution Research and Control Corp. and Mitzi Narramore. (Incorporated herein by reference to Exhibit 10.116 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.117    Option  to  Purchase  300,000  Shares  of  Common  Stock of  Pollution
          Research and Control Corp. issued to Ron Logan-Sinclair; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Ron Logan-Sinclair. (Incorporated herein by reference to Exhibit 10.117 to the Annual Report on Form 10- K for the fiscal year ended December 31, 1996.)

10.118 Option to Purchase 123,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Albert E. Gosselin; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Albert E. Gosselin. (Incorporated herein by reference to Exhibit 10.118 to the Annual Report on Form 10- K for the fiscal year ended December 31, 1996.)

10.119 Option to Purchase 120,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Albert E. Gosselin; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Albert E. Gosslein. (Incorporated herein by reference to Exhibit 4.19 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.120 Option to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Gary L. Dudley; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Gary
          L. Dudley. (Incorporated herein by reference to Exhibit 4.20 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp.dated October 15, 1996.)

10.121 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Gary L. Dudley; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Gary
          L. Dudley. (Incorporated herein by reference to Exhibit 10.121 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

10.123 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Craig E. Gosselin; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Craig E. Gosselin. (Incorporated herein by reference to Exhibit 10.123 to the Annual Report on Form 10- K for the fiscal year ended December 31, 1996.)

10.124 Option to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Cynthia L. Gosselin; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Cynthia L. Gosselin. (Incorporated herein by reference to Exhibit
          4.22 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.

10.125 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Cynthia L. Gosslin; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Cynthia L. Gosselin. (Incorporated herein by reference to Exhibit
          10.125 to the Annual Report on Form 10- K for the fiscal year ended December 31, 1996.)

10.126 Option to Purchase 40,000 shares of Common Stock of Pollution Research and Control Corp. issued to Marcia Smith; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Marcia Smith. (Incorporated herein by reference to Exhibit 4.23 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.127 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Marcia Smith; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Marcia Smith. (Incorporated herehin by reference to Exhibit 10.127 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

10.129 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Margaret Jones; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Margaret Jones. (Incorporated herein by reference to Exhibit 10.129 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.130 Option to Purchase 37,500 Shares of Common Stock of Pollution Research Corp. issued to Lee Sion; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Lee Sion. (Incorporated herein by reference to Exhibit 10.130 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.131 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Patricia Cudd; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Patricia Cudd. (Incorporated herein by reference to Exhibit 10.131 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.132 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Roland Fink; Option Agreement, dated as of June 1, 1996, between Pollution Research and Control Corp. and Roland Fink. (Incorporated herein by reference to Exhibit 10.132 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.133 Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and John Ann Hotchkiss; Warrant to Purchase 291,667 Shares of Common Stock of Pollution Research and Control Corp. dated June 15, 1996, issued to John Ann Hotchkiss. (Incorporated herein by reference to Exhibits 4.25 and 4.26 to the Registration
          Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

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


10.135 Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Irawan Onggara; Warrant to Purchase 166,667 Shares of Common Stock of Pollution Research and Control Corp., dated June 15, 1996, issued to Irawan Onggara.(Incorporated herein by reference to Exhibits 4.29 and 4.30 to the Registration
          Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

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

10.141 Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Ling Nen Chuan; Warrant to Purchase 41,667 Shares of Common Stock of Pollution Research and Control Corp., dated June 15, 1996, issued to Ling Nen Chuan. (Incorporated herein by reference to Exhibits 4.41 and 4.42 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.142 Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Sanibel Capital Corporation; Warrant to Purchase 41,667 Shares of Common Stock of Pollution Research and Control Corp. dated June 15, 1996, issued to Sanibel Capital Corporation. (Incorporated herein by reference to Exhibits 4.43 and 4.44 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.143    Purchase  Agreement,  dated as of June  14,  1996,  between  Pollution
          Research and Control Corp. and Donna Sizemore; Warrant to Purchase 8,333 Shares of Common Stock of Pollution Research and Control Corp., dated June 15, 1996, issued to Donna Sizemore. (Incorporated herein by reference to Exhibits 4.45 and 4.46 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.144 Option to Purchase 25,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Randy Foy; Option Agreement, dated as of July 1, 1996, between Pollution Research and Control Corp. and Randy Foy. (Incorporated herein by reference to Exhibits 4.47 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.145 Option to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Paul Richardson; Option Agreement, dated as of August 6, 1996, between Pollution Research and Control Corp. and Paul Richardson. (Incorporated herein by reference to Exhibit 10.145 to the Annual Report on Form 10- K for the fiscal year ended December 31, 1996.)

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

10.147 Consulting Agreement dated November 19, 1996, between Pollution Research and Control Corp. and Fenway Advisory Group. (Incorporated herein by reference to Exhibit 10.147 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.148 Option to Purchase 400,000 Shares of Pollution Research and Control Corp. issued to Fenway Advisory Group; Option Agreement dated as of November 19, 1996, between Pollution Research and Control Corp. and Fenway Advisory Group. (Incorporated herein by reference to Exhibit
          10.148 to the Annual Report on Form 10- K for the fiscal year ended December 31, 1996.)

10.149* Option to purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. dated as of March 3, 1997 issued to Barry Soltani.

10.150* Option to purchase 50,000 Shares of Common Stock of Pollution Research and Control Corp. dated as of April 30, 1997 issued to Jorel Management.

10.151* Employment Agreement, dated June 9, 1997, between Pollution Research and Control Corp. and Marcia Smith.

10.152* Amended Employment Agreement dated February 9, 1998 between Pollution Research and Control Corp. and Cindy Gosselin.

21*       List of Subsidiaries.


*Filed herewith.

                        EXHIBIT 21 - LIST OF SUBSIDIARIES


Dasibi Environmental Corp.
506 Paula Avenue
Glendale, Ca 91201

Nutek Inc.
225 Brent Lane
Pensacola, Fl 32503

Logan Medical Devices, Inc.
506 Paula Avenue
Glendale, Ca 91201