Form 10QSB
period 1998-03-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1998-05-13
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended March 31, 1998
                               --------------

{  }     Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act

For the Transition Period from __________ to __________

Commission file Number  0-14266

                      POLLUTION RESEARCH AND CONTROL CORP.
                      ------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         California                                    95-2746949
         ----------                                    ----------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification Number)

                  506 Paula Avenue, Glendale, California 91201
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (818) 247-7601
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the Small Business Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes X  No
   ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                   Date                   No. of Shares Outstanding
      -----                   ----                   -------------------------
     Common                 May  5, 1998                     8,673,732

Traditional Small Business Disclosure Format (check one):
YES   X           No
    -----            -----

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-QSB
                 For the Three-Month Period Ended March 31, 1998


                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----

Part I    Financial Information

          Item 1. Financial Statements:

                  Consolidated Balance Sheet                           3
                  Consolidated Statements of Operations                5
                  Consolidated Statements of Cash Flows                6
                  Notes to Financial Statements                        7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        8

Part II   Other Information                                            10

          Item 6(b)  Reports on Form 8-K                               10

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)

                                                                        As Of
                                                                       03/31/98
                                                                       --------
CURRENT ASSETS

         Cash                                                         $  215,899

         Marketable securities                                             3,250

         Accounts receivable, trade, less allowanc
         for doubtful accounts of $19,381                                660,711


         Inventories (Note 2)                                          2,076,648

         Other current assets                                             10,444
                                                                      ----------

         TOTAL CURRENT ASSETS                                          2,966,952
                                                                      ----------

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, less accumulated depreciation
of $418,299  (Note 6)                                                  1,419,095
                                                                      ----------

OTHER ASSETS

         Advances to related party (Note 5)                              187,854

         Loan costs, less accumulated amortization
         of $50,458                                                       40,366

         Other intangibles                                                23,509

         Other                                                             5,110
                                                                      ----------

TOTAL OTHER ASSETS                                                       256,839
                                                                      ----------

TOTAL ASSETS                                                          $4,642,886
                                                                      ==========



See notes to financial statements

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                         As of
CURRENT LIABILITIES                                                     3/31/98
                                                                        -------
         Notes payable                                              $   405,037

         Accounts payable                                               521,427

         Accrued liabilities                                            132,222

         Current portion of long-term debt - related party               11,728

         Current portion of long-term debt (Note 6)                     619,442
                                                                    -----------

TOTAL CURRENT LIABILITIES                                             1,689,856

LONG-TERM DEBT, less current portion (Note 6)                            86,233

LONG-TERM DEBT, related party, less current portion                      30,069

DEFERRED RENT                                                           102,036

DEFERRED INCOME TAXES                                                      --

COMMITMENTS AND CONTINGENCIES (Note 3)                                     --
                                                                    -----------

TOTAL LIABILITIES                                                     1,908,194
                                                                    -----------

SHAREHOLDERS' EQUITY (Note 4)

         Preferred Stock, no par value; 20,000,000 shares authorized, no shares issued and outstanding

         Common Stock, no par value; 30,000,000 shares
          authorized,  8,673,732 issued and outstanding               6,588,980

         Less notes receivable                                          (86,857)
         Other paid in capital                                          145,764
         Accumulated deficit                                         (3,916,445)

         Unrealized gain on marketable securities                         3,250
                                                                    -----------


         TOTAL SHAREHOLDERS' EQUITY                                   2,734,692
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 4,642,886
                                                                    ===========



See notes to financial statements


                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                                                                 Three Months
                                                                                Ended March 31,
                                                                                ---------------
                                                                          1998                   1997
                                                                          ----                   ----
Net Revenues                                                          $ 1,270,887             $ 2,357,260

Cost of goods sold                                                        722,950               1,730,278
                                                                      -----------             -----------

         Gross profit                                                     547,937                 626,982
                                                                      -----------             -----------

Operating expenses:

         Selling, general and administrative expenses                     536,543                 619,275
         Research and development                                             960                   6,730
                                                                      -----------             -----------

                  Total operating expenses                                537,503                 626,005
                                                                      -----------             -----------

         Income from operations                                            10,434                     977

         Interest expense                                                 (30,620)                (71,523)
         Interest and other income                                          1,130                   1,077
                                                                      -----------             -----------

                  Income (loss) from continuing operations                (19,056)                (69,469)
                           before income taxes

         Provision for income taxes (all deferred)                           --                   (10,000)
                                                                      -----------             -----------

         Income (loss) from continuing operations                         (19,056)                (59,469)
                                                                      -----------             -----------

Discontinued operations (Note 5)
         Income (loss) from discontinued operations                       (26,418)                 61,132
         Gain on Disposal                                                 154,575                    --
                                                                      -----------             -----------

                                                                          128,157                  61,132
                                                                      -----------             -----------

Net Income                                                            $   109,101             $     1,663
                                                                      ===========             ===========
Earnings per share
         Net Income (loss) from continuing operations                 $     (.002)            $    (.0068)
                                                                      ===========             ===========

         Net Income (loss) from discontinued operations               $       .01             $     .0010
                                                                      ===========             ===========

         Net Income (loss)                                            $       .01             $     .0002
                                                                      ===========             ===========
Weighted Average Shares                                                 8,673,732               8,739,815
                                                                      ===========             ===========



See notes to financial statements

                                                         5

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                Three Months
                                                                                Ended March 31
                                                                                --------------
                                                                         1998                    1997
                                                                         ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $ 109,101               $   1,663
Adjustments to reconcile net income to net cash
         used for operating activities:
         Gain on disposal of subsidiary                                 (154,575)                   --
         Losses on disposed subsidiary                                    26,418                    --
         Depreciation and amortization                                    37,917                  58,150
         Deferred income taxes                                              --                   (10,000)
         Deferred rent                                                    22,379                  25,379
         Changes in operating assets and liabilities:
         Accounts receivable, trade, net                                 (56,988)               (101,990)
         Inventories                                                     224,587                  54,570
         Other current assets                                              9,776                   6,022
         Other assets                                                        998                   4,004
         Accounts payable                                                (99,011)               (200,933)
         Accrued liabilities                                            (119,814)                (54,482)
         Unearned revenue                                               (143,695)                (50,820)
                                                                       ---------               ---------
Net cash used for operating activities                                  (142,907)               (268,437)
                                                                       ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, equipment and leasehold                          (1,919)                 (3,689)
                                                                       ---------               ---------
         improvements
         Net cash used for investing activities                           (1,919)                 (3,689)
                                                                       ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank line of credit - advances (repayments)                              (20,000)               (100,000)
Net increase (decrease) in Nutek line of credit                         (104,086)                291,104
Repayments of long-term debt                                             (30,084)                (61,176)
Additional borrowing under long-term debt                                   --                   100,000
                                                                       ---------               ---------
         Net cash provided by financing activities                      (154,170)                229,928
                                                                       ---------               ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     --                    (1,124)
                                                                       ---------               ---------
NET INCREASE (DECREASE) IN CASH                                         (298,996)                (43,322)
CASH AT BEGINNING OF PERIOD                                              514,895                 723,170
                                                                       ---------               ---------
CASH AT END OF PERIOD                                                  $ 215,899               $ 679,848
                                                                       =========               =========
Supplemental Disclosure:
         Cash paid for:
                  Interest                                             $  23,870                    --
                  Taxes                                                $    --                      --


See notes to financial statements

                                                         6

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

The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2. Inventories:

Inventories at March 31, 1998 consisted of the following:

                           Raw Materials             $1,310,580
                           Work-in-Progress             154,065
                           Finished Goods               612,003
                                                     ----------
                                                     $2,076,648
                                                     ==========

3. Commitments and Contingencies:

In October 1996, the Company terminated its agreement with a public relations firm and cancelled 1,300,000 options held by the public relations firm. The matter is presently in dispute. The probability or amount of any loss to the Company cannot be determined at this time.

4. Shareholders' Equity:

Options and Warrants
--------------------

As of March 31, 1998, the Company had 4,268,336 options and warrants outstanding at exercise prices ranging from $0.55 to $2.00 which, if exercised, would generate proceeds to the Company of $4,547,376.

5. Discontinued Operations:

Effective February 28, 1998 the Company disposed of one of its subsidiaries, Logan Research, Ltd. a private United Kingdom company engaged in the design, manufacture and marketing of medical instrumentation. This subsidiary accounted for 7% of the 1997 consolidated revenues of the Company. The disposal was accomplished through a return of 100% of LRL's stock to the original owner in exchange for release from a $300,000 note payable, as well as related accrued interest of $47,250. Prior to the disposal, the Company advanced funds to this subsidiary. These advances are expected to be repaid.

6. Notes Payable and Long Term Debt:

The Company is in violation of its loan with its Nutek subsidiary's asset-based lender. As a result, the Company has classified the related debt as current. Further, should a liquidation of equipment be required there is no assurance that the indicated liquidation value may not be realized and the Company may be subjected to a deficiency judgment. No independent appraisal has been done at this time.

7. Subsequent Events:

a.  Chapter 11

Attempts to sell Nutek, Inc. as a going business failed. Management then decided that every effort should be made to maximize the liquidated value of fabrication equipment and that the "printed circuit board" portion of Nutek, Inc. had operating value as a vehicle to eventually pay off deficiency sums, if any, and unsecured creditors. Nutek was therefore placed into Chapter 11 reorganization. The major secured lender has opposed this filing, but as of the date of this report, the filing has been upheld. There is no assurance that the Chapter 11 status can be maintained since further hearings are scheduled for June, 1998.

b. Negotiations regarding sale of Dasibi and LMD.

Low cash  levels  resulting  from  the  third  quarter  of  1997,  coupled  with increasing cash requirements from Nutek, prompted the adoption of a reorganization plan by the Company to attempt to raise equity money from the Company's intangible technology assets. On May 5, 1998 the Company began negotiating a stock purchase agreement with a 100% stock sale of Dasibi and LMD. The intention of both parties is to effect a Company dividend in kind of $3,450,000 in stock face value and retain the balance of stock in the Company.

The nominal or face value of the transaction is a minimum value of $6,000,000 or a maximum value of $8,000,000. The transaction must be approved by a majority vote of the outstanding shares of the Company.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

General

The Company designs, manufactures and markets automated continuous monitoring instruments used to detect and measure various types of air pollution through its wholly-owned subsidiary, Dasibi Environmental Corp. The Company in the first quarter derived approximately 44% of its revenue from sales of its instruments and their replacement parts.

The Company designs, manufactures and markets medical instrumentation through its wholly owned subsidiary, Logan Medical Devices, Inc., ("LMD"), a start-up company applying the Company's technology to non-invasive asthma diagnostics. The Company currently derives approximately 4% of its revenues from medical sales.

The balance of revenues was derived from Nutek, Inc. whose fabrication operations were suspended during March, 1998. See Note 6 of Notes to Finacial Statements.

The Company's future operating results may be affected by a number of factors, including: uncertainties relative to global economic conditions; industry factors; the availability and cost of components; the Company's ability to develop, manufacture and sell its products profitably; the Company's ability to successfully increase its market share in its core business while expanding its products base into other markets; the strength of its distribution channels; and the Company's ability to effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins; and the Company's ability to retain its NASDAQ small cap listing since the Company's stock price is currently trading below $1.00.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998, versus Three Months Ended March 31, 1997

Net revenues decreased 46% from $2,357,260 during the first quarter of 1997 to $1,270,887 during the first quarter of 1998. The decrease was primarily due to a decrease of $583,000 of Dasibi revenue, resulting from a continuation of price pressure levels realized in the third and fourth quarters of 1997. The remaining decrease resulted from ending the control panel business of Nutek in March, 1998 and a slowdown of contract awards to LMD in January and February of 1998.

Gross margin was 43% for the first quarter of 1998 versus 27% for the first quarter of 1997, because the Company downsized in accordance with the indicated revenues of the third and fourth quarters of 1997.

Selling, general and administrative expenses decreased $82,732, or 13%, during the first quarter of 1998, over the same period in 1997, principally due to the downsizing discussed above.

As a result of the foregoing factors, net operating loss decreased from a net operating loss of ($69,469) during the three months ended March 31, 1997 to a net operating loss of ($19,056) during the three months ended March 31, 1998.

Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities. The low market value of the Company's securities and the unstable operating performance has severely restricted access to capital.

Net cash used in operating activities in the three months ended March 31, 1998, amounted to $142,907, due to inventory buildup because of decreased sales. The Company's cash level decreased 68% as compared to the end of the first quarter of 1997, a total of $299,000 consisting of $143,000 applied to operating activities, $2,000 to property acquisition, and $154,000 applied to reduction of long-term liabilities including $104,000 decrease in the Nutek line of credit.

Working capital was $1,277,096 at March 31, 1998.

The Company has no material commitments for capital expenditures as of March 31, 1998. The Company believes it will be able to meet its current obligations with funds generated from operations and the existing credit facilities during the next twelve months.

Inflation
The Company believes that inflation has not had a material impact on its business.

Seasonality
The Company does not believe that its business is seasonal.

PART II  - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a.)     Not applicable

                  (b.) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POLLUTION RESEARCH AND CONTROL CORP.
                                                  (Registrant)


Date:    May  5, 1998                  By:  /s/ Albert E. Gosselin Jr
         -------------------                ------------------------------------
                                                Albert E. Gosselin, Jr.,
                                                President and
                                                Chief Executive Officer


Date:   May  5,  1998                  By:  /s/ Donald Ford
        --------------------                ------------------------------------
                                                Donald Ford, Chief Financial
                                                Officer