Form 10QSB
period 1998-06-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1998-07-27
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended June 30, 1998

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

Yes X  No _

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                 Date                No. of Shares Outstanding
          -----                 ----                -------------------------
         Common              July 24, 1998                  2,399,689

Traditional Small Business Disclosure Format (check one):
YES   X           No ___

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-QSB
                  For the Six-Month Period Ended June 30, 1998


                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Part I    Financial Information

          Item 1.      Financial Statements:

                       Consolidated Balance Sheet                           3
                       Consolidated Statements of Operations                5
                       Consolidated Statement of Shareholders' Equity       7
                       Consolidated Statements of Cash Flows                8
                       Notes to Financial Statements                        9

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       12

Part II   Other Information                                                14

          Item 6(b)    Reports on Form 8-K                                 14

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)

                                                                         As Of
                                                                       06/30/98
CURRENT ASSETS                                                         --------

         Cash                                                         $  315,678

         Marketable securities                                             3,250

         Accounts receivable, trade, less allowance for doubtful         377,319
         accounts of $ 6,381

         Inventories                                                   1,512,117

         Net assets of discontinued operations                            65,888

         Other current assets                                              7,340
                                                                      ----------

         TOTAL CURRENT ASSETS                                          2,281,592
                                                                      ----------

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, less accumulated depreciation of $169,938                  925,536
                                                                      ----------

OTHER ASSETS

         Advances to joint venture                                       187,854

         Other intangible assets                                          23,509

         Other assets                                                      1,682
                                                                      ----------

TOTAL OTHER ASSETS                                                       213,045
                                                                      ----------

TOTAL ASSETS                                                          $3,420,173
                                                                      ==========




See notes to financial statements

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                                                       As of
                                                                      6/30/98
CURRENT LIABILITIES                                                   -------

         Notes payable                                              $    70,000

         Accounts payable                                               203,921

         Accrued liabilities                                            206,059
                                                                    -----------

TOTAL CURRENT LIABILITIES                                               479,980


DEFERRED RENT                                                            65,402



SHAREHOLDERS' EQUITY :
     Preferred Stock, 5,000,000 shares authorized:

         Series A Preferred Stock, .01 par value,
             220,000 shares issued and outstanding                      110,000

         Series B Preferred Stock, .01 par value,
            450,000 shares issued and outstanding                       800,000

         Common Stock, no par value; 7,500,000 shares
            authorized,  2,399,689 shares issued and outstanding      6,815,843

         Less notes due from sale of stock                              (86,857)
         Other paid in capital                                          145,764
         Accumulated deficit                                         (4,913,209)
         Unrealized gain on marketable securities                         3,250
                                                                    -----------


         TOTAL SHAREHOLDERS' EQUITY                                   2,874,791
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 3,420,173
                                                                    ===========




See notes to financial statements


                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                                                                  Three Months
                                                                 Ended June 30,
                                                                 --------------

                                                               1998           1997
                                                               ----           ----

Net Revenues                                               $   652,887    $   914,407
Cost of goods sold                                             578,585        875,131
                                                           -----------    -----------
         Gross profit                                           74,302         39,276
                                                           -----------    -----------

Operating expenses:
         Selling, general and administrative expenses          313,924        454,142
         Research and development                                8,168         16,493
                                                           -----------    -----------
                  Total operating expenses                     322,092        470,635
                                                           -----------    -----------
         Loss from operations                                 (247,790)      (431,359)

Other Income (Expense)
         Other income                                             --             --
         Interest Income                                            10          1,105
         Interest expense                                       (5,194)        (2,369)
         Interest expense, related parties                      (4,336)          --
                                                           -----------    -----------
                  Total Other Income (Expense)                  (9,520)        (1,264)
                                                           -----------    -----------

Income (Loss) Before Income Taxes                             (257,310)      (432,623)
Provision (Benefit) For Income Taxes:
         Current                                                  --             --
         Deferred                                                 --             --
                                                           -----------    -----------
           Total Provision (Benefit) for Income Taxes             --             --
                                                           -----------    -----------

Income (loss) from continuing operations                   $  (257,310)   $  (432,623)

Discontinued operations
         Loss from discontinued operations                     (84,844)      (191,025)
         Loss on disposal of discontinued operations          (668,989)          --
                                                           -----------    -----------
                                                              (753,833)      (191,025)
                                                           -----------    -----------

Net Income                                                  (1,011,143)      (623,648)
                                                           ===========    ===========

Earnings per share
         Net Income (loss) per share - basic and diluted   $      (.47)   $     (0.29)
                                                           ===========    ===========

Weighted average number of common
and common equivalent shares outstanding                     2,169,711      2,168,433
                                                           ===========    ===========


See notes to financial statements

                                           5


                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                                                                   Six Months
                                                                  Ended June 30,
                                                                  --------------

                                                               1998           1997
                                                               ----           ----

Net Revenues                                               $ 1,229,918    $ 2,081,049
Cost of goods sold                                             794,683      1,624,786
                                                           -----------    -----------
         Gross profit                                          435,235        456,263

Operating expenses:
         Selling, general and administrative expenses          676,190        887,330
         Research and development                                9,128         23,223
                                                           -----------    -----------
         Total operating expenses                              685,318        910,553
                                                           -----------    -----------
         Loss from operations                                 (250,083)      (454,290)

Other Income (Expense)
         Other income                                             --             --
         Interest Income                                            39          2,116
         Interest expense                                       (5,194)        (7,067)
         Interest expense, related parties                      (6,750)          --
                                                           -----------    -----------
                  Total Other Income (Expense)                 (11,905)        (4,951)
                                                           -----------    -----------

Income (Loss) Before Income Taxes                             (261,988)      (459,241)

Provision (Benefit) For Income Taxes:
         Current                                                  --             --
         Deferred                                                 --             --
                                                           -----------    -----------
           Total Provision (Benefit) for Income Taxes             --             --
                                                           -----------    -----------

Income (loss) from continuing operations                   $  (261,988)   $  (459,241)

Discontinued operations
         Loss from discontinued operations                    (111,262)      (162,743)
         Loss on disposal of discontinued operations          (514,414)          --
                                                           -----------    -----------
                                                              (625,676)      (162,743)
                                                           -----------    -----------


Net Income                                                    (887,664)      (621,984)
                                                           ===========    ===========

Earnings per share
         Net Income (loss) per share - basic and diluted   $      (.41)   $     (0.29)
                                                           ===========    ===========

Weighted average number of common
and common equivalent shares outstanding                     2,169,711      2,168,433
                                                           ===========    ===========




See notes to financial statements




                        POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               For the Six Months Ended June 30, 1998



                    Series A Preferred Stock    Series B Preferred Stock          Common Stock
                      Shares        Amount        Shares       Amount         Shares        Amount
                      ------        ------        ------       ------         ------        ------


BALANCE
12/31/97                  --     $      --            --     $      --       2,168,433   $ 6,588,980

Issuance of
stock in
private
placements,
net of
offering
costs                  220,000       110,000                                   231,256       226,863

Issuance of
common stock
for
building                                           450,000       800,000          --            --

Change in trans-
lation gain               --            --            --            --            --            --

Net loss for
the six
months                    --            --            --            --            --            --
                   -----------   -----------   -----------   -----------   -----------   -----------

Balance
6/30/98                220,000   $   110,000       450,000   $   800,000     2,399,689   $ 6,815,843
                   ===========   ===========   ===========   ===========   ===========   ===========



(Continued)
                      Notes Due       Other                       Gain on       Currency        Total
                      From Sale      Paid In     Accumulated     Marketable    Translation   Shareholders'
                      of Stock       Capital       Deficit       Securities       Gain          Equity
                      --------       -------       -------       ----------       ----          ------


BALANCE
12/31/97            $   (86,857)   $   145,764   $(4,025,545)   $     3,250   $    24,587    $ 2,650,179

Issuance of
stock in
private
placements,
net of
offering
costs                      --             --            --             --            --           336,863

Issuance of
common stock
for
building                   --             --            --             --            --           800,000

Change in trans-
lation gain                --             --            --             --         (24,587)       (24,587)

Net loss for
the six
months                     --             --        (887,664)          --            --         (887,664)
                    -----------    -----------   -----------    -----------   -----------    -----------

Balance
6/30/98             $   (86,857)   $   145,764   $(4,913,209)   $     3,250   $      --      $ 2,874,791
                    ===========    ===========   ===========    ===========   ===========    ===========

                                                  7


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months
                                                              Ended June 30
                                                              -------------
                                                            1998         1997
                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $(887,664)   $(621,984)
Adjustments to reconcile net income to net cash
         used for operating activities:
         Gain on disposal of subsidiary                    514,415         --
         Losses on disposed subsidiary                      26,418         --
         Depreciation and amortization                      75,500      116,574
         Deferred income taxes                                --        (10,000)
         Deferred rent                                      18,745       27,745
         Inventory reserves                                             200,000
         Changes in operating assets and liabilities:
         Accounts receivable, trade, net                  (142,184)     324,004
         Inventories                                       244,587      151,390
         Other current assets                                7,436      (10,992)
         Other assets                                          987       (1,221)
         Accounts payable                                   (7,765)    (288,568)
         Accrued liabilities                               (61,977)     (39,492)
         Unearned revenue                                 (143,695)     (50,820)
                                                         ---------    ---------
Net cash used for operating activities                    (355,197)    (203,364)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold            (1,922)      (5,224)
         improvements                                    ---------    ---------

         Net cash used for investing activities             (1,922)      (5,224)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements of stock                  362,070
Bank line of credit - advances (repayments)                (70,000)       5,000
Net increase (decrease) in Nutek line of credit           (104,086)     152,342
Repayments of long-term debt                               (30,082)     (95,518)
Additional borrowing under long-term debt                     --        100,000
                                                         ---------    ---------
         Net cash provided by financing activities         157,902      161,824
                                                         ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       --         (1,468)
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH                           (199,217)     (48,232)
CASH AT BEGINNING OF PERIOD                                514,895      723,170
                                                         ---------    ---------
CASH AT END OF PERIOD                                    $ 315,678    $ 674,938
                                                         =========    =========
Supplemental Disclosure:
         Cash paid for:
                  Interest                               $  27,782         --
                  Taxes                                  $    --           --




See notes to financial statements

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

2. Recent Developments:

Issuance of Preferred Stock
---------------------------

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $.01 par value per share (the "Preferred Shares"), in series to be designated by the Board of Directors. The Company has issued an aggregate of 670,000 Preferred Shares, 220,000 of which shares are designated Series "A" Convertible Preferred Shares (the "Series "A" Preferred Shares") and 450,000 of which shares are designated Series "B" Convertible Preferred Shares (the "Series "B" Preferred Shares"), and may issue additional Preferred Shares from time to time in one or more series as may be determined by the Board of Directors. The voting powers and preferences, the relative rights of each such series and the qualifications, limitations and restrictions thereof shall be established by the Board of Directors, except that no holder of Preferred Shares shall have preemptive rights. The Series "A" and "B" Preferred Shares are not entitled to receive dividends. The offering prices of the Series "A" and "B" Preferred Shares are $.50 and $1.777 per share, respectively. Each outstanding Series "A" and Series "B" Preferred Share is convertible by the Company for no additional consideration into one share of common stock, no par value per share (the "Conversion Ratio"), subsequent to July 30 and December 31, 1998, respectively, and each Preferred Share is entitled to one vote at meetings of the Company's shareholders based upon the Conversion Ratio. Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, the shareholders of the Series "A" and "B" Preferred Shares are entitled to a liquidation preference as to each share in an amount equal to the offering price thereof, i.e., $.50 and $1.777 in the case of the Series "A" and "B" Preferred Shares, respectively, with the Series "A" Preferred Shares ranking senior to the Series "B" Preferred Shares. The Board of Directors of the Company may use its authority to issue Preferred Shares to effect the business purposes of the Company and, in addition, as an "anti-takeover" device as a means of resisting a change of control of the Company. The Board of Directors has no plan to issue any other series of Preferred Shares for the foreseeable future unless the issuance thereof shall be in the best interests of the Company.

Purchase of Building
--------------------

On June 24, 1998 the Company purchased a building in Macau (a foreign country located outside of China) in exchange for 450,000 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock has voting rights, no dividend rights and is convertible into 450,000 shares of the Company's common stock on December 31, 1998. The building was valued at $800,000.

The building was purchased from PIC Computers, Ltd., a Macau Corporation. Subsequent to this purchase, the building was leased back to PIC Computers, Ltd. under a five year lease requiring monthly payments of $8,000. The lease may be cancelled after one year if the China jobs are completed (See China Contract).

China Contract
--------------

During this quarter, the Company's subsidiary, Dasibi Environmental Corp., was awarded a $5.2 million contract with China to install an eleven city air monitoring network in China. As a result, the Company entered into an agreement with PIC Computers, Ltd., to provide and supervise three engineers to perform work on the Company's behalf under the China contract for $9,000 per month.

Private Placements
------------------

On June 30, 1998, the Company issued 231,256 restricted shares of the Company's common stock under a private placement, receiving net proceeds of $226,863 after paying a finders fee of $25,207 plus warrants to purchase 23,125 shares of the Company's common stock at $2.20 per share.

On May 8, 1998, the Company issued 220,000 shares of the Company's Series A Preferred Stock for a purchase price of $.50 per share, resulting in proceeds to the Company of $110,000. This stock is convertible into 220,000 shares of common stock after July 30, 1998. The Series A Preferred Stock has voting rights but no dividend rights.

Options Issued
--------------

In May, 1998 the Company entered into a cancelable agreement with a public relations firm to provide related services to the Company for $2,500 per month plus options to purchase 50,000 shares of the Company's stock at $2.20 per share. These options expire May 15, 2001.

Reverse Stock Split
-------------------

During this quarter, the Company had a 4 to 1 reverse stock split. All shares within these financial statements have been adjusted to reflect this reverse stock split.

3. Inventories:

Inventories at June 30, 1998 consisted of the following:

               Raw Materials                      $    773,603
               Work-in-Progress                        126,511
               Finished Goods                          612,003
                                                  ------------
                                                  $  1,512,117
                                                  ============

4. Commitments and Contingencies:

In October 1996, the Company terminated its agreement with a public relations firm and cancelled 1,300,000 options held by the public relations firm. The matter is presently in dispute. The probability or amount of any loss to the Company cannot be determined at this time.

5. Shareholders' Equity:

Options and Warrants
--------------------

As of June 30, 1998, the Company had 1,090,209 options and warrants outstanding at exercise prices ranging from $2.20 to $8.00 which, if exercised, would generate proceeds to the Company of $4,602,832.

6.       Discontinued Operations:

Nutek, Inc. filed for protection under Chapter 11 of the Federal Bankruptcy Code in April, 1998 and continued to operate as Debtor in Possession. In July, 1998, the Bankruptcy Court ruled that Nutek, Inc. was not a going concern. As a result, Nutek, Inc. ceased operations and all the operating assets will be auctioned in late July to satisfy the secured lender. Included in the financial statements is an estimate of the anticipated loss from the disposal of the assets and repayment of the obligations of this operation of $780,251. This subsidiary accounted for 48% of the 1997 consolidated revenues of the Company.

Effective February 28, 1998 the Company disposed of one of its subsidiaries, Logan Research, Ltd. a private United Kingdom company engaged in the design, manufacture and marketing of medical instrumentation. This subsidiary accounted for 7% of the 1997 consolidated revenues of the Company. The disposal was accomplished through a return of 100% of LRL's stock to the original owner in exchange for release from a $300,000 note payable, as well as related accrued interest of $47,250. As a result, the Company realized a gain on disposal of this operation of $154,575. Prior to the disposal, the Company advanced funds to this subsidiary. These advances are expected to be repaid from a joint venture relationship between the Company and LRL.

7. Subsequent Events:

a.  Chapter 11

Attempts to sell Nutek, Inc. as a going business failed. Management then decided that every effort should be made to maximize the liquidated value of fabrication equipment and that the "printed circuit board" portion of Nutek, Inc. had operating value as a vehicle to eventually pay off deficiency sums, if any, and unsecured creditors. Nutek was therefore placed into Chapter 11 reorganization. The major secured lender has opposed this filing and at a June 19, 1998 hearing before the Bankruptcy Court, prevailed against Nutek, Inc. in having the Bankruptcy Code's automatic stay, imposed when the case was filed, vacated, to permit a secured lender sale of the mortgaged property based principally upon the secured lender's assertion that the assets of Nutek, Inc. were insufficient to cover the amount of the secured loans. The assertion was supported by a "new" appraisal which management of Nutek, Inc. had not seen until the proceedings were commenced by the secured lender to vacate the automatic stay. From an original 1996 appraisal which disclosed a forced liquidation value for the mortgaged property of $1,200,000, the new appraisal indicated an apparent value of approximately $341,000. Management believes that there is the possibility of questionable activities in the original 1996 purchase of Nutek, Inc. and the financing with the secured lender and appraisal obtained and utilized and is investigating the role of all parties involved in the acquisition and financing. An auction sale has been scheduled by the secured lender for July 28, 1998. Management does not believe that the ultimate determined amount of deficiency will have a material adverse affect on the Company notwithstanding that the secured lender commenced a Texas state court action on April 7, 1998 against the Company by filing of an Original Petition which was never served on the Company, followed by the filing of a First Amended Original Petition on May 8, 1998 which was never properly effected according to the Company's retained Texas counsel and thereafter procured the entry of a Default Judgment against the Company. The Company had no notice or knowledge of the Texas state court action until July 1, 1998, when the Company received by United States Mail, a copy of a Default Judgment against the Company entered in the Texas state court in the sum of $766,708.77. The Company's retained Texas counsel filed a Notice of Removal of the Texas state court case to the United States District Court Northern District of Texas Dallas Division and has filed a Motion to dismiss and/or quash service of process and to set aside the Default Judgment. The matter is presently pending and has not been determined.

b.  Negotiations regarding sale of Dasibi and LMD.

Low cash levels resulting from decreasing sales and net income in the third quarter of 1997, coupled with increasing cash requirements from Nutek, prompted the adoption of a reorganization plan by the Board of Directors of the Company to attempt to raise capital through the sale of some or all of the Company's intangible technology assets. In March 1998 the Company began negotiating an agreement to sell 100% of the stock of Dasibi and LMD to a third party in exchange for stock of such party. The intention of both parties is to effect a Company dividend in kind of approximately 40% in stock face value and retain the balance of stock in the Company. These negotiations continue at this date, and the transaction, if completed, must be approved by a majority vote of the outstanding shares of the Company.

If the transaction is completed, the Company will only own two subsidiaries, Dasibi Environmental Control Corporation (DECC) and the non-operating Nutek corporation. Proceeds from the sale of the balance of stock remaining in the Company should be adequate funding for exploitation of DECC's patent "Flue Gas Purification System" granted in 1996, contingency funding for Nutek requirements, working capital for operation of a planned acquisition of a water monitoring instrumentation company and, funds to initiate a joint venture in China to exploit the new instrumentation acquisition with the Company's joint venture partner, PIC Computers, in Macau. Any stock to be received by the Company in connection with above transaction will be restricted securities under
U. S. Securities laws. The sale of such stock must be registered with the Securities and Exchange Commission or must occur pursuant to an applicable exemption from registration. There can be no assurance that such will occur.

8. Supplemental Disclosure of Noncash Investing and Financing Activity:

During the quarter, the Company purchased a building for $800,000 by issuing 450,000 shares of Series B Preferred Stock.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

General

The Company designs, manufactures and markets automated continuous monitoring instruments used to detect and measure various types of air pollution through its wholly-owned subsidiary, Dasibi Environmental Corp.("Dasibi"). The Company currently derives the majority of its revenue for sales of Dasibi's instruments and their replacement parts, referred to as the "core business".

Until the second quarter of 1998, the Company realized revenue from two other wholly owned subsidiaries, Nutek Inc. ("Nutek") and Logan Research Ltd. ("Logan"). Due to declining sales and operating problems the Logan subsidiary was sold back to the original owner and Nutek operations were discontinued. These actions were part of a reorganization of the Company intended to limit cash drain.

The reorganization also contemplated selling Dasibi on the basis of its intangible design technology capabilities, and restructuring the Company to pursue new, but related pollution measurement and control work on an adequately funded basis.

As of this date, the financial condition and results primarily reflect the initial disposition of assets described above while the Dasibi operation has remained intact in a downsized, on-going, highly competitive price pressure environment. The sale of Dasibi remains in a negotiation stage which management believes is very positive for completion.

The Company's future operating results may be affected by a number of factors, including; uncertainties relative to global economic conditions; industry factors; the availability and cost of components; the Company's ability to develop, manufacture and sell its products profitably; the Company's ability to successfully increase its market share in its core business while expanding its product base into other markets; the strength of its distribution channels; the Company's ability to effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins, and whether or not a sale of its Dasibi subsidiary can be successfully concluded.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998, versus Six Months Ended June 30, 1997

Net revenues decreased 40% from $2,081,049 during the first half of 1997 to $1,229,918 during the first half of 1998. The decrease was primarily due to a decrease of Dasibi revenue, resulting from a continuation of price pressure levels realized in the third and fourth quarters of 1997.

Gross margin was 35% for the first half of 1998 versus 22% for the first half of 1997, because the Company downsized in accordance with the indicated revenues of the third and fourth quarters of 1997.

Selling, general and administrative expenses decreased $211,140, or 23%, during the first half of 1998,over the same period in 1997, principally due to the downsizing discussed above.

As a result of the foregoing factors, net operating loss decreased from a net operating loss of ($459,241) during the six months ended June 30, 1997 to a net operating loss of ($261,988) during the six months ended June 30, 1998.

Three Months Ended June 30, 1998, versus Three Months Ended June 30, 1997

Net revenues decreased 28% from $914,407 during the second quarter of 1997 to $652,887 during the second quarter of 1998. The decrease was primarily due to a decrease of $583,000 of Dasibi revenue, resulting from a continuation of price pressure levels realized in the third and fourth quarters of 1997.

Gross margin was 11% for the second quarter of 1998 versus 4% for the second quarter of 1997, but they do not reflect an accurate comparison since 1997 was a result of a sharp decline in revenues with no downsizing and 1998 includes start-up expenses for anticipated and awarded contracts.

Selling, general and administrative expenses decreased $140,218, or 31%, during the second quarter of 1998, over the same period in 1997, principally due to the downsizing discussed above.

As a result of the foregoing factors, net operating loss decreased from a net operating loss of ($432,632) during the six months ended June 30, 1997 to a net operating loss of ($257,310) during the three months ended June 30, 1998.

Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities.

During the six months ended June 30, 1998, operations depleted cash $355,000 which required two private placements totalling $362,000. During the same period the Nutek working capital line was reduced by $104,000, the Dasibi line of credit was paid down $70,000 and long-term debt was paid down $30,000 resulting in a net cash decrease of $199,000.

Working capital at June 30, 1998 was $1,801,612, an increase of $524,516 from the previous due to the disposition of the Nutek subsidiary.

Dasibi was unable to renew its line of credit with a bank and the existing line has been paid down to $70,000 from $200,000, as of June 30, 1998.

As of June 30, 1998 the Company has no access to financing any potential growth through borrowings and its depressed stock price precludes any generation of cash through public or private sales. Management believes that the current negotiated sale of Dasibi would provide adequate funding to meet all reorganization goals. Management also believes that it will be able to meet its current and contingent obligations with funds generated from operations connected with the recently awarded, twelve month 5 million dollar (5,000,000) contract, should the negotiated sale not be successfully concluded.

Inflation

The Company believes that inflation has not had a material impact on its business.

Seasonality
The Company does not believe that its business is seasonal.

PART II  - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a.) Not applicable

          (b.) The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         POLLUTION RESEARCH AND CONTROL CORP.
                                         ------------------------------------
                                                    (Registrant)


Date:    July 24, 1998                   By: /s/ Albert E. Gosselin Jr
         -------------                      ------------------------------------
                                                 Albert E. Gosselin, Jr.,
                                                 President and Chief Executive
                                                 Officer


Date:   July 24, 1998                    By: /s/ Donald Ford
        -------------                       ------------------------------------
                                                 Donald Ford, Chief Financial
                                                 Officer