Form 10QSB
period 1998-09-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1998-10-30
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended September 30,1998

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

Yes X  No _

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                       Date                  No. of Shares Outstanding
     ------                      -----                 -------------------------
     Common                 October 30, 1998                    2,399,689

Traditional Small Business Disclosure Format (check one):
YES   X           No ___

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-QSB
               For the Nine-Month Period Ended September 30, 1998


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I   Financial Information

         Item 1.   Financial Statements:

                           Consolidated Balance Sheet                          3
                           Consolidated Statements of Operations               5
                           Consolidated Statements of Shareholders' Equity     7
                           Consolidated Statements of Cash Flows               8
                           Notes to Financial Statements                       9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              12

Part II  Other Information                                                    14

         Item 1.   Legal Proceedings                                          14
         Item 4.   Submission of Matters to a Vote of                         14
                   Security Holders
         Item 6(b) Reports on Form 8-K                                        14

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)

                                                                         As Of
                                                                       09/30/98
                                                                       --------
CURRENT ASSETS

         Cash                                                         $  365,389

         Marketable securities                                             3,250

         Accounts receivable, trade, less allowance for doubtful         533,055
         accounts of $ 6,381

         Inventories                                                   1,612,981

         Other current assets                                              6,600
                                                                      ----------

         TOTAL CURRENT ASSETS                                          2,521,275
                                                                      ----------

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, less accumulated depreciation of $177,213                  918,261
                                                                      ----------

OTHER ASSETS

         Advances to joint venture                                       187,854

         Other intangible assets                                          23,509

         Other assets                                                      1,682
                                                                      ----------

TOTAL OTHER ASSETS                                                       213,045
                                                                      ----------

TOTAL ASSETS                                                          $3,652,581
                                                                      ==========


See notes to financial statements

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                                                        As of
CURRENT LIABILITIES                                                    9/30/98
-------------------                                                    -------

         Notes payable                                              $   358,125

         Accounts payable                                               224,936

         Accrued liabilities                                            255,416

         Net liabilities of discontinued operations                     449,398
                                                                    -----------


TOTAL CURRENT LIABILITIES                                             1,287,875

DEFERRED RENT                                                            61,769



SHAREHOLDERS' EQUITY :
    Preferred Stock, 5,000,000 shares authorized:

         Series A Preferred Stock, .01 par value,
             220,000,000 shares issued and outstanding                  110,000

         Series B Preferred Stock, .01 par value,
            450,000 shares issued and outstanding                       800,000

         Common Stock, no par value; 7,500,000 shares
            authorized,  2,399,689 shares issued and outstanding      6,815,843

         Less notes due from sale of stock                              (86,857)
         Other paid in capital                                          145,764
         Accumulated deficit                                         (5,485,063)
         Unrealized gain on marketable securities                         3,250
                                                                    -----------


         TOTAL SHAREHOLDERS' EQUITY                                   2,302,937
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 3,652,581
                                                                    ===========


See notes to financial statements


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                 Three Months
                                                              Ended September 30,
                                                           --------------------------

                                                              1998           1997
                                                           -----------   ------------

Net Revenues                                               $   944,754    $   393,233
Cost of goods sold                                             493,412        347,236
                                                           -----------    -----------
         Gross profit                                          451,342         45,997
                                                           -----------    -----------

Operating expenses:
         Selling, general and administrative expenses          513,687        499,432
         Research and development                                3,780          9,309
                                                           -----------    -----------
                  Total operating expenses                     517,467        508,741
                                                           -----------    -----------
         Loss from operations                                  (66,125)      (462,744)
                                                           -----------    -----------

Other Income (Expense)
         Other income (expense)                                 (2,500)        76,880
         Interest Income                                         5,990          1,152
         Interest expense                                       (7,935)        (4,787)
                                                           -----------    -----------
                  Total Other Income (Expense)                  (4,445)        73,245
                                                           -----------    -----------


Income (Loss) Before Income Taxes                              (70,570)      (389,499)
                                                           -----------    -----------
Provision (Benefit) For Income Taxes:
         Current                                                  --             --
         Deferred                                                 --             --
            Total Provision (Benefit) for Income Taxes            --             --
                                                           -----------    -----------

Income (loss) from continuing operations                   $   (70,570)   $  (389,499)

Discontinued operations
         Income (Loss) from discontinued operations             (2,712)       (94,037)
         Gain on disposal of discontinued operations          (503,997)          --
                                                           -----------    -----------
                                                              (501,285)       (94,037)
                                                           -----------    -----------

Net Income (Loss)                                          $  (571,855)   $  (483,536)
                                                           ===========    ===========

Earnings per share
         Net Income (loss) per share - basic and diluted
                  Continuing operations                    $      (.03)   $      (.18)
                                                           ===========    ===========
                  Discontinued operations                  $      (.21)   $      (.04)
                                                           ===========    ===========
Weighted average number of common
and common equivalent shares outstanding                     2,399,689      2,168,433
                                                           ===========    ===========


See notes to financial statements

                                          5


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                 Nine Months
                                                              Ended September 30,
                                                           --------------------------

                                                              1998           1997
                                                           -----------    -----------

Net Revenues                                               $ 2,174,672    $ 2,474,282
Cost of goods sold                                           1,288,094      1,972,022
                                                           -----------    -----------
         Gross profit                                          886,578        502,260

Operating expenses:
         Selling, general and administrative expenses        1,189,877      1,386,762
         Research and development                               12,908         32,532
                                                           -----------    -----------
         Total operating expenses                            1,202,785      1,419,294
                                                           -----------    -----------
         Loss from operations                                 (316,207)      (917,034)

Other Income (Expense)
         Other income (expense)                                 (2,500)        76,880
         Interest Income                                         6,029          3,268
         Interest expense                                      (19,879)       (11,854)
                                                           -----------    -----------
                  Total Other Income (Expense)                 (16,350)        68,294
                                                           -----------    -----------

Income (Loss) Before Income Taxes                             (332,557)      (848,740)

Provision (Benefit) For Income Taxes:
         Current                                                  --             --
         Deferred                                                 --             --
                                                           -----------    -----------
           Total Provision (Benefit) for Income Taxes             --             --
                                                           -----------    -----------

Income (loss) from continuing operations                   $  (332,557)   $  (848,740)

Discontinued operations
         Loss from discontinued operations                    (108,550)      (256,780)
         Loss on disposal of discontinued operations        (1,018,411)          --
                                                           -----------    -----------
                                                            (1,126,961)      (256,780)
                                                           -----------    -----------


Net Income (Loss)                                          ($1,459,518)   ($1,105,520)
                                                           ===========    ===========
Earnings per share
         Net Income (loss) per share - basic and diluted
             Continuing operations                         $      (.15)   $      (.39)
                                                           ===========    ===========
             Discontinued operations                       $      (.50)   $      (.12)
                                                           ===========    ===========
Weighted average number of common
and common equivalent shares outstanding                     2,245,518      2,168,433
                                                           ===========    ===========

See notes to financial statements

                                          6

                       POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           For the Nine Months Ended September 30, 1998


                    Series A Preferred Stock   Series B Preferred Stock           Common Stock
                       Shares      Amount         Shares      Amount          Shares        Amount
                       ------      ------         ------      ------          ------        ------

BALANCE
01/01/98                  --     $      --            --     $      --       2,168,433   $ 6,588,980

Issuance of
stock in
private
placements,
net of
offering
costs                  880,000       110,000                                   231,256       226,863

Issuance of
common stock
for
building                                           450,000       800,000          --            --

Change in trans-
lation gain               --            --            --            --            --            --

Net loss for
the nine
months                    --            --            --            --            --            --



Balance
9/30/98                880,000   $   110,000       450,000   $   800,000     2,399,689   $ 6,815,843
                   ===========   ===========   ===========   ===========   ===========   ===========


Continued

                     Notes Due       Other                       Gain on        Currency         Total
                     From Sale      Paid In     Accumulated     Marketable     Translation   Shareholders'
                     of Stock       Capital       Deficit       Securities        Gain          Equity
                     --------       -------       -------       ----------        ----          ------

BALANCE
01/01/98           $   (86,857)   $   145,764   $(4,025,545)   $     3,250    $    24,587    $ 2,650,179

Issuance of
stock in
private
placements,
net of
offering
costs                     --             --            --             --             --          336,863

Issuance of
common stock
for
building                  --             --            --             --             --          800,000

Change in trans-
lation gain               --             --            --             --          (24,587)       (24,587)

Net loss for
the nine
months                    --             --      (1,459,518)          --             --       (1,459,518)

                   -----------    -----------   -----------    -----------    -----------    -----------


Balance
9/30/98            $   (86,857)   $   145,764   $(5,485,063)   $     3,250    $      --      $ 2,302,937
                   ===========    ===========   ===========    ===========    ===========    ===========



                                                       7


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months
                                                            Ended September 30
                                                        --------------------------

                                                            1998           1997
                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       $(1,459,518)   $(1,105,520)
Adjustments to reconcile net income to net cash
   used for operating activities:
         Loss on disposal of subsidiary                   1,018,411           --
         Losses on disposed subsidiary                       26,418           --
         Depreciation and amortization                       82,775        172,578
         Deferred income taxes                                 --          (10,000)
         Deferred rent                                       15,112         27,112
         Inventory reserves                                    --          200,000
         Changes in operating assets and liabilities:
         Accounts receivable, trade, net                     44,545        388,710
         Inventories                                        143,723        158,056
         Other current assets                                 8,177         11,940
         Other assets                                           987            634
         Accounts payable                                   (60,326)      (390,884)
         Accrued liabilities                                (12,620)       (28,926)
         Unearned revenue                                  (143,695)       (50,820)
                                                        -----------    -----------
Net cash used for operating activities                     (336,011)      (627,120)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                        (1,919)       (12,491)
Proceeds from auction of equipment                          165,064           --
                                                        -----------    -----------
         Net cash used for investing activities             163,145        (12,491)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements of stock                   362,070           --
Short-term borrowings                                       101,000           --
Bank line of credit - advances                              117,125         18,450
Net increase (decrease) in Nutek line of credit            (389,123)       133,182
Repayments of long-term debt                               (167,712)       (53,752)
Additional borrowing under long-term debt                      --          100,000
                                                        -----------    -----------
         Net cash provided by financing activities           23,360        197,880
                                                        -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                                     --           (1,524)
                                                        -----------    -----------
NET INCREASE (DECREASE) IN CASH                            (149,506)      (443,255)
CASH AT BEGINNING OF PERIOD                                 514,895        723,170
                                                        -----------    -----------
CASH AT END OF PERIOD                                   $   365,389    $   279,915
                                                        ===========    ===========
Supplemental Disclosure:
         Cash paid for:
                  Interest                              $    19,879    $   204,697
                  Taxes                                 $      --      $      --


                                        8

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

2.   Recent Developments:

Purchase of Building
--------------------

On June 24, 1998 the Company purchased a building in Macau (a foreign country located outside of China) in exchange for 450,000 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock has voting rights, no dividend rights and is convertible into 450,000 shares of the Company's common stock on October 30, 1998. The building was valued at $800,000.

The building was purchased from PIC Computers, Ltd., a Macau Corporation. Subsequent to this purchase, the building was leased back to PIC Computers, Ltd. under a five year lease requiring monthly payments of $8,000. The lease may be cancelled after one year if the China jobs are completed (See China Contract).

China Contract
--------------

During the second quarter, the Company's subsidiary, Dasibi Environmental Corp., was awarded a $5.2 million contract with China to install an eleven city air monitoring network in China. As a result, the Company entered into an agreement with PIC Computers, Ltd., to provide and supervise three engineers to perform work on the Company's behalf under the China contract for $9,000 per month, the "PIC Agreement".

The "PIC Agreement" is expected to commence with the first China shipment expected to be in the first quarter of 1999.

Private Placements
------------------

On June 30, 1998, the Company issued 231,256 restricted shares of the Company's common stock under a private placement, receiving net proceeds of $226,863 after paying a finders fee of $25,207 plus warrants to purchase 23,125 shares of the Company's common stock at $2.20 per share.

On May 8, 1998, the Company issued 880,000 shares of the Company's Series A Preferred Stock for a purchase price of $.125 per share, resulting in proceeds to the Company of $110,000. This stock is convertible into 220,000 shares of common stock after July 30, 1998. The Series A Preferred Stock has voting rights but no dividend rights. The Preferred Stock, as of this date, has not been converted.

Options Issued
--------------

In May, 1998 the Company entered into a cancelable agreement with a public relations firm to provide related services to the Company for $2,500 per month plus options to purchase 50,000 shares of the Company's stock at $2.20 per share. These options expire May 15, 2001.

Reverse Stock Split
-------------------

During the nine months ended September 30, 1998, the Company declared a 4 to 1 reverse stock split. All shares within these financial statements have been adjusted to reflect this reverse stock split.

Short-Term Borrowing
--------------------

During the quarter ended September 30, 1998, the Company borrowed $101,000 at the rate of 8% per annum due October 30, 1998 from Turbodyne Technologies, Inc. for the China project expenses.

3.   Inventories:

Inventories at September 30, 1998 consisted of the following:

                         Raw Materials      $  853,603
                         Work-in-Progress      132,511
                         Finished Goods        626,867
                                            ----------
                                            $1,612,981
                                            ==========

4.   Commitments and Contingencies:

In October 1996, the Company terminated its agreement with a public relations firm and cancelled 1,300,000 options held by the public relations firm. The matter is still presently in dispute. The probability or amount of any loss to the Company cannot be determined at this time.

The Company has provided approximately $450,000 of net liabilities from discontinued operations (See "Discontinued Operations") with respect to the disposition of Nutek.

5.   Shareholders' Equity:

Options and Warrants
--------------------

As of September 30, 1998, the Company had 1,090,209 options and warrants outstanding at exercise prices ranging from $2.20 to $8.00 which, if exercised, would generate proceeds to the Company of $4,602,832.

6.   Discontinued Operations:

Nutek, Inc. filed for protection under Chapter 11 of the Federal Bankruptcy Code in April, 1998 and continued to operate as Debtor in Possession. In July, 1998, the Bankruptcy Court ruled that Nutek, Inc. was not a going concern. As a result, Nutek, Inc. ceased operations and all the operating assets were auctioned in late July to satisfy the secured lender. Included in the financial statements is an estimate of the anticipated loss from the disposal of the assets and repayment of the obligations of this operation of $1,018,411,an increase of $349,422 over the prior quarter as a result of lesser proceeds than anticipated from the auction of operating assets and an increase in estimated costs of the disposal. This subsidiary accounted for 48% of the 1997 consolidated revenues of the Company.

Effective February 28, 1998, the Company disposed of one of its subsidiaries, Logan Research, Ltd. a private United Kingdom company engaged in the design, manufacture and marketing of medical instrumentation. This subsidiary accounted for 7% of the 1997 consolidated revenues of the Company. The disposal was accomplished through a return of 100% of LRL's stock to the original owner in exchange for release from a $300,000 note payable, as well as related accrued interest of $47,250. As a result, the Company realized a gain on disposal of this operation of $154,575. Prior to the disposal, the Company advanced funds to this subsidiary. These advances are expected to be repaid from a joint venture relationship between the Company and LRL..

7.   Subsequent Events:

a.  Chapter 11

Attempts to sell Nutek, Inc. as a going business failed. Management then decided that every effort should be made to maximize the liquidated value of fabrication equipment and that the "printed circuit board" portion of Nutek, Inc. had operating value as a vehicle to eventually pay off deficiency sums, if any, and unsecured creditors. Nutek was therefore placed into Chapter 11 reorganization. The major secured lender has opposed this filing and at a June 19, 1998 hearing before the Bankruptcy Court, prevailed against Nutek, Inc. in having the Bankruptcy Code's automatic stay, imposed when the case was filed, vacated, to permit a secured lender sale of the mortgaged property based principally upon the secured lender's assertion that the assets of Nutek, Inc. were insufficient to cover the amount of the secured loans. The assertion was supported by a "new" appraisal which management of Nutek, Inc. had not seen until the proceedings were commenced by the secured lender to vacate the automatic stay. From an original 1996 appraisal which disclosed a forced liquidation value for the mortgaged property of $1,200,000, the new appraisal indicated an apparent value of approximately $341,000. Management believes that there is the possibility of questionable activities in the original 1996 purchase of Nutek, Inc. and the financing with the secured lender and appraisal obtained and utilized and is investigating the role of all parties involved in the acquisition and financing. An auction sale was held by the secured lender on July 28, 1998. On July 1, 1998, the Company received by United States Mail, a copy of a Default Judgment against the Company entered in the Texas state court in the sum of $766,708.77. The Company has retained Texas counsel, filed a Notice of Removal of the Texas state court case to the United States District Court Northern District of Texas, Dallas Division, and has filed a Motion to dismiss and/or quash service of process and to set aside the Default Judgment. The matter is presently pending and has not been determined, however the Default Judgment described above has been decreased to approximately $400,000. The Company has established a reserve of $450,000 for this matter.

b. Negotiations regarding sale of Dasibi and LMD.

In March 1998 the Company began negotiating an agreement to sell 100% of the stock of Dasibi and LMD to Turbodyne Technologies, Inc. A definitive agreement was exercised in August and subsequently repudiated by Turbodyne. As a result, the Company has instituted suit against Turbodyne Technologies, Inc.


8.   Supplemental Disclosure of Noncash Investing and Financing Activity:

During the nine months ended September 30, 1998, the Company purchased a building for $800,000 by issuing 450,000 shares of Series B Preferred Stock.

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

As of this date, the financial condition and results primarily reflect the initial disposition of assets described above while the Dasibi operation has remained intact in a downsized, on-going, highly competitive price pressure environment. The reorganization plan has been expanded to attempt to raise operating and expansion capital in the amount of $1,000,000 to $2,000,000.

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

RESULTS OF OPERATIONS

Nine Months Ended  September  30, 1998,  versus Nine Months Ended  September 30,
1997

Net revenues decreased 12% from $2,474,282 in 1997 to $2,174,672 during 1998. The decrease was primarily due to a decrease of Dasibi revenue, resulting from a continuation of price pressure levels realized in the third and fourth quarters of 1997.

Gross margin was 41% in 1998 versus 20% for 1997, because the Company experienced an easing of competitive pressures in the instrument market.

Selling, general and administrative expenses decreased $196,885, or 14% during the nine month period ended September 30, 1998, over the same period in 1997, principally due to the downsizing discussed above.

As a result of the foregoing factors, net operating loss decreased from a net operating loss of ($848,740) during 1997 to a net operating loss of ($332,557) for the same period of 1998.

Three Months Ended September 30, 1998, versus Three Months Ended September 30, 1997

Net revenues increased 140% from $393,233 during the third quarter of 1997 to $944, 754 during the third quarter of 1998. The increase was primarily due to an apparent easing of competitive price pressures in the pollution monitoring instrument market. It is too early to expect this easing to continue.

Gross margin was 48% for the third quarter of 1998 versus 12% for the third quarter of 1997, due to the apparent easing of competitive price pressures indicated above.

Selling, general and administrative expenses increased $14,255, or 3%, during the third quarter of 1998, over the same period in 1997, in anticipation of shipments under the China Contract. See Note 2 to Financial Statements - China Contract.

As a result of the foregoing factors, net operating loss decreased from a net operating loss of ($389,499) during the third quarter of 1997 to a net operating loss of ($70,570) during the third quarter of 1998.

Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities.

During the nine months ended September 30, 1998, operations depleted cash by $336,011 which was partially offset by two private placements totalling $362,000. During the same period the Nutek working capital line was reduced by $389,123, the Dasibi line of credit was increased to $117,125 due to the factoring of receivables, and long-term debt was paid down by $167,712 resulting in a net cash decrease of $149,506.

Working capital at September 30, 1998 was $1,233,400, a decrease from September 30, 1997 of $715,809, due to the disposition of the Nutek subsidiary.

Dasibi was unable to renew its line of credit with a bank and the existing line has been paid off. Instead, Dasibi obtained a new credit facility which involves factoring receivables. The new line is $500,000 where there is a 1% fee for each factored receivable, and a monthly fee of 2.25% of the amount advanced still outstanding.

Management believes that it will be able to meet its current and contingent obligations with funds generated from operations connected with the China Contract provided the Company is successful in obtaining financing for such Contract.

Inflation

The Company believes that inflation has not had a material impact on its business.

Seasonality

The Company does not believe that its business is seasonal.

PART II  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 1998, the Company executed an agreement with Turbodyne Technologies, Inc. which was subsequently repudiated by Turbodyne. On October 2, 1998, the Company filed suit in the Superior Court of the State of California, which case is entitled Pollution Research and Control Corp., Dasibi Environmental Corp. and Logan Medical Devices v. Turbodyne Technologies, Inc. and Does 1 through 100, inclusive, Case No. BC 198 521. The complaint alleges that Turbodyne breached an agreement to purchase the Company's two subsidiaries, Dasibi Environmental Corp. and Logan Medical Devices when Turbodyne willfully repudiated its contract with the Company shortly after signing and delivering it. The Complaint alleges that Turbodyne's actions constituted breach of contract, a breach of the covenant of good faith and fair dealing, intentional interference with prospective business advantage and negligent interference with prospective business advantage. The Complaint seeks compensatory damages, punitive damages and declaratory relief.

See Note 7a "Subsequent Events" concerning legal proceedings regarding closure of the Nutek subsidiary.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On October 15, 1998 the Company's Annual Meeting of Shareholders was held. The following members of the Board of Directors were re-elected with the following vote:

                Name                      Vote For             Withheld
                ----                      --------             --------
                Albert E. Gosselin        1,617,689            36,591
                Gary L. Dudley            1,618,399            35,881
                Craig E. Gosselin         1,615,398            38,882
                Barbara L. Gosselin       1,617,023            37,257
                Marcia Smith              1,618,399            35,881
                Barry Soltani             1,618,399            35,881

          The one-for-four reverse stock split pursuant to which every four shares of common stock of the Company outstanding on May 15, 1998 was converted into one share of Common Stock, was ratified and approved with the following vote:

                 For                1,588,397
                 Against               55,736
                 Abstain               10,147

          Additionally, the firm of AJ. Robbins, P.C. was elected as the Company's auditors for the fiscal year ending December 31, 1998 with the following vote:

                 For                1,537,058
                 Against              107,673
                 Abstain                9,549

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Not applicable

     (b) The Company filed one report on Form 8-K during the three months ended September 30, 1998 which described the repudiation of the Turbodyne Agreement. See "Note 7 to the Financial Statements - Negotiations regarding sale of Dasibi and LMD."

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        POLLUTION RESEARCH AND CONTROL CORP.
                                        ------------------------------------
                                                    (Registrant)


Date:    October 30, 1998               By:  /s/ Albert E. Gosselin
         ----------------                    -----------------------
                                             Albert E. Gosselin, Jr., President
                                             and Chief Executive Officer


Date:   October 30, 1998                By: /s/ Donald Ford
        ----------------                    ---------------
                                            Donald Ford, Chief Financial Officer