Form 10QSB/A
period 1998-09-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1999-01-07
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

Yes X  No _

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                       Date                  No. of Shares Outstanding
     ------                      -----                 -------------------------
     Common                 January 6, 1999                    2,399,689

Traditional Small Business Disclosure Format (check one):
YES   X           No ___

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-QSB/A
               For the Nine-Month Period Ended September 30, 1998


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I   Financial Information

         Item 1.   Financial Statements:

                           Consolidated Balance Sheet                          3
                           Consolidated Statements of Operations               5
                           Consolidated Statements of Shareholders' Equity     7
                           Consolidated Statements of Cash Flows               8
                           Notes to Financial Statements                       9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              12
                   Year 2000 Compliance                                       13

Part II  Other Information                                                    15

         Item 1.   Legal Proceedings                                          15
         Item 4.   Submission of Matters to a Vote of                         15
                   Security Holders
         Item 6(b) Reports on Form 8-K                                        15

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

Year 2000 Compliance

     General. The Company is dependent upon complex information technology ("IT") systems for many phases of its operations, including production, sales, distribution and delivery. Many existing IT programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (i.e., read the year 2000 as "1900") (the "Year 2000 Issue"). The Company has commenced a program intended to timely identify, mitigate  and/or  prevent the adverse  effects of the Year 2000 Issue through an analysis of its own IT systems and non-IT systems, and pursue Year 2000 compliance by its vendors, creditors and financial service organizations.

     State of Readiness. The Company has completed the analysis of its internal IT systems and has received certifications of Year 2000 compliance from its IT systems vendors. The Company is in the process of testing such systems to ensure compliance. The Company is still analyzing its non-IT systems for Year 2000 compliance and expects to complete substantially all of such analyses by the end of the first quarter of 1999.* With respect to third party vendors, creditors and financial services organizations, the Company has identified over 25 such third parties who the Company believes are material to its business. The Company has inquired as to the Year 2000 readiness of each of such third parties and has sought certifications of Year 2000 compliance from them. To date, the Company has not received any responses from such third parties which indicate either Year 2000 compliance or that they have instituted programs to assure such compliance. The Company is pursuing answers from all third parties who have, to date, failed to respond to the Company's inquiries. The Company expects to receive substantially all of such answers by the end of the first quarter of 1999*

     Costs: Contingency Plans. Since the Company has not completed the data gathering phase of its Year 2000 compliance program, it cannot yet quantify the costs, if any, that may be required to fix the Year 2000 Issue or any losses to the Company which might result therefrom. However, to date, the Company has not incurred any material expenses on fixing the Year 2000 Issue or experienced any losses therefrom. In the event the Company discovers that either internal IT or non-IT systems or the systems of key third party vendors, creditors or financial service organizations will not be Year 2000 compliant, the Company will either obtain alternative IT systems that are Year 2000 compliant or systems that do not rely on computers, and, in the case of third parties, switch to other vendors which have Year 2000 compliant systems. The Company intends to develop a more specific contingency plan upon completion of the data-gathering phase of its compliance program.

     Risks. The Company presently does not anticipate that a material business disruption will occur as a result of Year 2000 issues. However, to the extent the Company is unable to resolve Year 2000 issues, the Company's business, financial position and results of operations could be materially adversely affected.

     The Company believes that the greatest potential risk is the failure of its external business partners or federal, state or local governments to achieve Year 2000 compliance in a timely manner.

     The Company's Year 2000 compliance efforts are subject to additional risks, including, among others: unexpected problems identified in testing results; delays in system conversion or implementation; the Company's failure to identify fully all Year 2000 dependencies in its systems and in the systems of its
external   business   partners;   and  the   failure  of  parts  of  the  global
infrastructure, including national banking systems, power, transportation facilities, communications and governmental activities, to be fully functional after 1999.

     As the Company's testing and implementation of its enterprise business systems and assessment of its technical systems and departmental applications are underway, and as responses from many of its external business partners are pending, the Company cannot fully and accurately quantify the impact of its most reasonably likely worst case Year 2000 scenario at the present time.

-----------
* These are forward-looking statements regarding the completion date of the data gathering phase of the Company's Year 2000 compliance program. The actual date of completion may be different depending on a number of important factors, including but not limited to (i) the complexity of the analyses needed to determine Year 2000 compliance for non-IT systems embedded in items such as machinery and equipment, and (ii) the level of cooperation the Company received from third parties with respect to its compliance inquiries.

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

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        POLLUTION RESEARCH AND CONTROL CORP.
                                        ------------------------------------
                                                    (Registrant)


Date:    January 6, 1999                By:  /s/ Albert E. Gosselin
         ----------------                    -----------------------
                                             Albert E. Gosselin, Jr., President
                                             and Chief Executive Officer