Form 10KSB
period 1998-12-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1999-03-29
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
{X} Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1998

{  }     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934  (No Fee Required)



                      Pollution Research and Control Corp.
                      ------------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

         California                                          95-2746949
-------------------------------                        ---------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)

506 Paula Avenue, Glendale, California                           91201
--------------------------------------                          --------
(Address of Principal Executive Offices)                       (Zip Code)

Small Business Issuer's telephone number, including area code (818) 247-7601
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

Check whether the Small Business Issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Small Business Issuer was required to file such reports), and (2) has been subject to such filing
requirements of the past 90 days. Yes   X    No
                                      -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB {X}.

Small Business Issuer's revenues for its most recent fiscal year: $2,800,000

The aggregate market value of the voting stock held by non-affiliates of the Small Business Issuer, computed by reference to the average bid and asked prices of such stock on March 22, 1999 was $3,158,833.

Total number of pages - 206                 Exhibit Index is located at Page E-1

                      DOCUMENTS INCORPORATED BY REFERENCE:
       Certain exhibits to this Annual Report as set forth in the Exhibit
                           Index located at page E-1.

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 1998

                                TABLE OF CONTENTS

Part I                                                                     Page
                                                                           ----

         Item 1.      Description of Business                               4
                      General                                               4
                      History of the Company                                4
                      The Air Pollution Industry                            6
                      Instrument Market                                     6
                      Control Market                                        7
                      Governmental Approval                                 7
                      Governmental Regulation and Enforcement               8
                      Company Products                                      8
                      Marketing and Sales; Backlog                          9
                      Foreign Sales                                        10
                      Manufacturing and Purchasing                         11
                      Research and Development                             11
                      Employees                                            11
                      Competition                                          12
                      Intellectual Property                                12

         Item 2.      Description of Properties                            12

         Item 3.      Legal Proceedings                                    13

         Item 4.      Submission of Matters to a Vote of Security Holders  14

Part II.

         Item 5.      Market for Common Equity and Related Stockholder
                      Matters                                              16

         Item 6.      Management's Discussion and Analysis or Plan of
                      Operation                                            16
                      Liquidity and Capital Resources                      18
                      Seasonality                                          18
                      Year 2000 Compliance                                 18
         Item 7.      Financial Statements                                 18

         Item 8.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosures                 19

                                TABLE OF CONTENTS

                                   (continued)

Part III                                                                    Page

       Item 9.     Directors, Executive Officers, Promoters and
                   Control Persons;
                   Compliance with Section 16(a) of the Exchange Act         20
                   Directors, Executive Officers and Key Employees           20
                   Family Relationships                                      20
                   Business Experience                                       20
                   Section 16(a) Beneficial Ownership Reporting Compliance   23


       Item 10.  Executive Compensation                                      23
                   Executive Compensation                                    23
                   Compensation of Directors                                 23
                   Employment Agreements                                     24

       Item 11.  Security Ownership of Certain Beneficial Owners and
                 Management                                                  24

       Item 12.  Certain Relationships and Related Transactions              26

       Item 13.  Exhibits and Reports on Form 8-KA
                 (a)      Exhibits                                           27
                 (b)      Reports on Form 8-KA                               27

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

     Because severe competitive price pressures in its core business have developed (see "History of the Company" below), the Company has during the past few years, pursued various areas of diversification of its developed technology primarily including air pollution control of flue gas-emitted air pollutants and medical, asthma-related, diagnostic instrumentation. At this time no diversification is being pursued (See "Instrumentation Market" and "Control Market" below) and singular focus is being applied to the "core business" as described above.

History of the Company and Recent Developments

     The Company was organized as a California corporation on December 24, 1971, under the name of "A.E. Gosselin Engineering, Inc." as a wholly-owned subsidiary of "Pollution Research and Control Corp." ("PRCC"), a California corporation co-founded in 1966 by Albert E. Gosselin, Jr., the Company's President and Chief Executive Officer, and his wife, Barbara Gosselin, an executive officer and director of the Company. Mr. and Mrs. Gosselin founded the Company to design, manufacture and market air pollution monitoring equipment for ambient air (i.e., the surrounding air) as distinguished from the customer stack source monitoring systems then being designed, manufactured and sold by PRCC. The name of the Company was changed to "Dasibi Environmental Corp." on March 22, 1973. (See Item
9. "Directors, Executive Officers, Promoters and Control Person; Compliance with
Section 16(a) of the Exchange Act - Directors, Executive Officers and Key Employees.")

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

     In March 1994, the Company entered into an exclusive worldwide requirements agreement over a three-year period with London-based Logan Research, Ltd. ("LRL") to provide LRL with oxides of nitrogen instrument parts on an "as required" basis for use in medical technology applications. In October 1995, the agreement was modified to be exclusive with a domestic corporation, Logan Medical Devices ("LMD"), which acquired Logan Research, Ltd. In 1995, the Company advanced $164,000 to LRL. The $164,000 was charged against operations in 1995. In June 1996 the Company acquired 100% of the common stock of LMD for 150,125 options to LMD shareholders, all options above market bid price and vesting in January, 1998, such bid price as existed in the date of agreement. In addition, the Company contributed $250,000 to LMD for working capital.

     Also, in June, 1996, the Company acquired 100% of the stock of Nutek, Inc., a Pensacola, Florida, electrical control panel and printed circuit board manufacturer. No company stock was issued, but 85,000 options at above market bid price on the date of agreement were issued to key employees in this transaction, lawyers and "finders." Such options vested in January 1998. The Company directly paid $250,000 cash into an estimated total purchase price of $1,900,000, the balance obtained from asset based financing solely on Nutek's assets. The Company acquired Nutek primarily for the customer list as it would fit into the Company's air pollution control technology diversification plans.

     In January, 1998, the the Company began a reorganization program designed to focus on its "core business" alone. The Company's management believed that it could secure long-term contractual business in The People's Republic of China ("China") sufficient to allow expansion of the Company's business independent of competitive price pressures. The initial step of the reorganization was dissolution of the Nutek subsidiary and separation of "LRL" from "LMD". The Company is involved in significant litigation regarding the Nutek dissolution. (See Item 3. "Legal Proceedings.")

     In June, 1998, the Company signed a $5.1 million dollar contract with China to supply equipment and software to monitor air pollution in eleven cities. Initiation of the work was contingent on final agreement between China and U.S. banks and the Export-Import Bank (Ex-Im) guarantee for financing arranged by the Company. Financing was expected to be completed within a few months, however, the Company has been informed that the earliest date for Ex-Im approval is March 29, 1999. (See "Foreign Sales.") Concurrently, the Company requires in-house financing for above normal working capital needs for a project considerably larger than previously experienced. At this time management believes the Company can obtain, at least, a minimum required through debt financing. There is no assurance that the Company can obtain more than a minimum to initiate the project by debt financing, in which case, the Company would be required to pursue equity financing in which the Company has demonstrated successful experience.

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

Control Market

     The air pollution control market makes only minimal use of measurement instrumentation. This market is concerned with "purification" of exhaust gases emanating from combustion-related or even chemical-only processes. The "purification" process consists of using various types of equipment which may or may not involve catalysts and/or reagents to cause reactions and/or mechanical removal of a high percentage of selected air pollutants. The highest percentage obtainable will relate, at any given time, to the state-of-the-art of the technology involved and the economics of implementing the technology. The market is old, in essence dating to the beginnings of the industry when soot collectors were first installed on combustion chambers. However, the market size is embryonic since technology has not materially advanced and implementation remains costly so as not to allow any generally accepted control of source pollutants. The Company filed a patent application in April 1994 for a "flue gas purification system," which issued in 1996, and a second patent issued on the system in March, 1999, however, the commercial viability of a market for this invention is not assured. (See "Research and Development" and "Intellectual Property" under this Item 1. "Description of Business.")

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

Governmental Regulation and Enforcement

     Legislation requiring more precise air pollution monitoring and enforcement is increasing as the sophistication of the technology improves and as concern for the environment, particularly the depletion of the ozone layer, becomes more acute. The Clean Air Act and the Clean Air Act Amendments of 1990 (the "1990
Amendments"), require increased control of industrial air pollution and represent an increasing threat of shut-down for U.S. industrial concerns which fail to obtain necessary permits and engage in other conduct violative of the legislation. Because increased control requires increased management and monitoring of air pollutants by government and industry, the Company expects, but cannot assure, an increasing market for its products. Company management believes that governmental enforcement policy also has a significant effect on the demand for the Company's products. A relaxation during 1982 in the federal enforcement of governmental standards resulted in a decrease in demand for the Company's products. Since then, the worldwide trend toward increasingly stringent environmental standards for industrial air pollution together with stricter governmental enforcement of environmental regulations, is expected by management to cause continued expansion of segments of the analytical instruments market and a continued increase in demand for the Company's products. In essence, the Company furnishes a product that the customer does not want to buy voluntarily. In previous years, price difference was not significant to the selection process. Since 1994, sizeable discounts have become significant to the purchasers.

Company Products

     In 1972, the Company developed, and in 1974 initially marketed, the first ultraviolet ozone monitor, of which eight models are currently marketed by the Company, including high concentration, manual, remote and microprocessor-controlled versions. The Company will continue to seek to develop new versions of its basic model of ozone monitor, but does not expect any change in the basic principle upon which the instrument operates. Since 1974 the Company has been generally considered the leader in ozone measurement technology in the world.

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

     The Company completed development, in 1991, of a Model 7001 beta-gauge to measure sub-micronic particulates, a Model 8001 data-logger to gather and transmit measured air pollutant information.

     In February 1994, the Company acquired the technology and inventory of the Byron Hydrocarbon Analyzer line which resulted in a completion of the ability to offer a System 1000. This analyzer is a microprocessor controlled, gas chromatograph type methane, non-methane analyzer designated as Model 302.

     All instruments plus proprietary reporting and predictive software (See "Research and Development") comprise a System 1000 which can serve as a stand-alone satellite in a regional monitoring network.

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

Marketing and Sales; Backlog Instruments

     The marketing and sales activities of the Company include advertising by mail and in trade journals (primarily Pollution Equipment News and Air Pollution Control Association Journal) and attendance and exhibition at worldwide air pollution conferences. The Company attends the annual conference of the Air Pollution Control Association as well as worldwide conferences. The Company's core business instruments have been sold to customers world-wide, including industrial manufacturers; federal, state, city, local and foreign governmental agencies; major industrial companies; and educational and research institutions in over 30 countries. Sales made in the United States are handled directly by the Company's sales staff. Nearly all of the Company's foreign sales are made to distributors who, in turn, resell to the end users. The Company sells to these distributors at a discount from the listed price. Management believes that, normally, the loss of a distributor who may account for a large percentage of sales would have little impact on net revenues as the end users of the Company's products could be transferred to new distributors.

     An exception in foreign sales is China. Here the Company's distributor serves a dual role with primary emphasis on a role as a representative, when the Company sells direct to the government. The recent China contract (See "Foreign Sales") is a direct sale. Further, it is expected that a loss of this distributor or representative would have a materially adverse impact on the Company's revenues.

     Historically and currently foreign sales represent approximately 50 percent of the Dasibi Environmental subsidiary - the core business.

     The Company's core business sales in the export market are evenly distributed among all of its products. Export sales are billed and paid in United States dollars only. In 1999, it is expected that one customer, China, may account for as much as 90% of the sale of the Company products.

     The Company's core business instruments have been sold during the past five years to over 300 customers in over 30 countries, including industrial manufacturers; federal, state, city, local and foreign governmental agencies; and educational and research institutions. However, a significant loss in the number of government agencies, industrial companies or research agencies which typically purchase the Company's instruments could have a material adverse effect on the Company. Similarly in 1999, the loss of China would have a material adverse effect on the Company.

     Historically, none of the Company's business has been subject to the re-negotiation of profits, and no government orders have ever been terminated. The indicated core business backlog at December 31, 1998 was approximately $5,500,000 which amount the Company considers material. However, $5,100,000 of this backlog was due to the China contract, discussed below, which, although formally signed, had a contingency of no shipments until "bank to bank" document financing was completed. As of March 22, 1999 this financing has not been completed, although Ex-Im Bank approval was received.

Foreign Sales

     The following table sets forth certain information regarding the Company's foreign sales for the last two fiscal years:

                                                               Year Ended
                                                               December 31,
                                                               ------------

                                                           1998          1997
                                                           ----          ----
                                                              (In thousands)
Aggregate sales to unaffiliated foreign customers:

Europe and The United Kingdom                              $  987       $1,104

Asia and Pacific Rim                                       $  934       $  622

Latin America & Other                                      $  397       $  434

     During the fiscal years ended December 31, 1997 & 1998, no one customer accounted for more than 10% of net sales.

     In June 1998, the Company was awarded a contract from China for installation of the Company's systems in an eleven city network. Since November, 1995, the Company negotiated U.S. Export-Import financing for China specifically for this project. Technical and contractual negotiations were concluded at the June award at The People's Hall in Beijing. Financing aspects of the project, however, required nearly nine months of apparently normal bank to bank delays.

Because it is not possible to define a time frame to anyone of three banks involved, the backlog of the China project is not considered "firm", until Ex-Im Bank approval received on March 22, 1999 is supplemented with completed bank agreements.

     Historically, backlog has not been significant to the Company's operations because orders usually require delivery in 45 to 60 days. As of December 31, 1998, the Company had approximately $300,000 in "firm" orders which required delivery in 90 days or less, a backlog which the Company does not consider significant. The $5,100,000 additional backlog attributed to China is significant to the Company since it is long term (8 months) in nature and therefore should allow cost saving benefits of manufacture planning and quantity purchase discounts.

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

Research and Development

     Historically, the Company has been actively engaged in research and development in order to produce new products. However, the competitive price pressures experienced by the Company since early 1994 have sharply limited the new product development to areas of software as opposed to hardware. Developed over the past three years, DECS (Dasibi Environmental Central Software) is a Windows-based, network control and reporting program for multi systems of pollutant analyzers and ancillaries. Similar programs exist but management believes none are under single manufacturer design and responsibility. Within the same constraints, the Company is developing predictive pollutant modeling programs.

     Because of price pressure demands, the Company has been limiting Flue Gas Purification System development work.

Employees

     As of March 22, 1999, the Company had 31 full-time employees, of whom 5 were engaged in administration, 3 in engineering, 21 in manufacturing and 2 in sales and marketing. None of the Company's employees are represented by a labor union. The Company has never had a strike or lockout and considers its employee relations to be good.

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

     Although the Company is not aware of any other company that competes with it in all of its product lines and software capabilities, all of its competitors have resources substantially greater than those of the Company. There are also smaller companies that specialize in a limited number of the types of products manufactured by the Company. The Company's primary competitors in the domestic market are Thermo Instrument Systems, Inc. ("Thermo Instrument Systems") and Monitor Labs, Inc. ("Monitor Labs"). In the foreign market, the Company's primary competitors are Thermo Instrument Systems, Monitor Labs, Environnement S.A of France ("Environnement") and Horiba Instruments ("Horiba Instruments.")

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

     Albert E. Gosselin, Jr., the Company's co-founder, has, for the past several years, devoted personal research time to developing an innovative, cost conscious system for purifying exhaust gases. His efforts resulted in the filing of a patent application for such system on behalf of the Company in April 1994, subsequently granted in September 1996, and a second grant in March, 1999.

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

     In May, 1998, the Company acquired a facility consisting of approximately 3000 square feet and located in Macao, China. The facility was needed as a and training center for an anticipated China contract. (See "History of Company and Recent Developments.") A lease back agreement with an affiliated company in Macau, PIC Computers, Ltd.("PIC") calls for $8,000 per month rent to the Company while PIC performs service and training for China requirements under specific contracts furnished as needed from the Company. (See Item 12. "Certain Relationships and Related Transactions.") No lease payments are due, nor are any contracts contemplated until the China contract shipments begin. The facility therefore is not utilized at this time, and no lease payments are due or accrued.


Item 3.                    Legal Proceedings

Turbodyne
---------
     In August, 1998, the Company executed an agreement with Turbodyne Technologies, Inc. which was subsequently wrongfully repudiated by Turbodyne. On October 2, 1998, the Company filed suit in the Superior Court of the State of California, which case is entitled Pollution Research and Control Corp., Dasibi Environmental Corp. and Logan Medical Devices v. Turbodyne Technologies, Inc. and Does 1 through 100, inclusive, Case No. BC 198 521. The complaint alleges that Turbodyne breached an agreement to purchase the Company's two subsidiaries, Dasibi Environmental Corp. and Logan Medical Devices when Turbodyne willfully repudiated its contract with the Company shortly after signing and delivering it. The Complaint alleges that Turbodyne's actions constituted breach of contract, a breach of the covenant of good faith and fair dealing, intentional interference with prospective business advantage and negligent interference with prospective business advantage. The Complaint seeks compensatory damages, punitive damages and declaratory relief.

Fidelity Funding
----------------
     In seeking to focus on its core business the Company attempted to sell Nutek. This attempt failed. Management then decided that every effort should be made to maximize the liquidated value of fabrication equipment and that the "printed circuit board" portion of Nutek, Inc. had operating value as a vehicle to eventually pay off deficiency sums, if any, and unsecured creditors. Nutek was therefore placed into Chapter 11 reorganization. The major secured lender opposed this filing and at a June 19, 1998 hearing before the Bankruptcy Court, prevailed against Nutek, Inc. in having the Bankruptcy Code's automatic stay, imposed when the case was filed, vacated, to permit a secured lender sale of the mortgaged property based principally upon the secured lender's assertion that the assets of Nutek, Inc. were insufficient to cover the amount of the secured loans. The assertion was supported by a "new" appraisal which management of Nutek, Inc. had not seen until the proceedings were commenced by the secured lender to vacate the automatic stay. From an original 1996 appraisal which disclosed a forced liquidation value for the mortgaged property of $1,200,000, the new appraisal indicated an apparent value of approximately $341,000. Management believes that there is the possibility of questionable activities on the "selling" side in the original 1996 purchase of Nutek, Inc. and the financing with the secured lender and appraisal obtained and utilized, and is investigating the role of all parties involved in the acquisition and financing. An auction sale was held by the secured lender on July 28, 1998 which realized only $160,000. On July 1, 1998, the Company received a notice of default Judgment against the Company's guarantee of debt entered in a Texas State court in the sum of $766,708.77. The Company has retained Texas counsel, filed a Notice of Removal of the Texas State court case to the United States District

Court Northern District of Texas, Dallas Division, and has filed a Motion to dismiss and/or quash service of process and to set aside the Default Judgment. Although the matter is still pending, the amount of the Default Judgment described above has been reduced to approximately $400,000 by collection of Nutek receivables. The Company has established a reserve of $350,000 for this matter.

Item 4.          Submission of Matters to a Vote of Security Holders

     On May 6, 1998, the Board of Directors voted in favor of a reverse stock split of the Company's issued and outstanding shares of common stock, no par value per share (the "Common Stock") on May 15, 1998 on the basis of the conversion of each four shares of Common Stock then issued and outstanding into one share of Common Stock (the "Reverse Split") and directed that the Reverse Stock Split be placed on the agenda for consideration by shareholders at the Annual Meeting. The Board of Directors believed that the per share price of the Company's Common Stock prior to May 15, 1998, negatively impacted the marketability of the existing shares, the amount and percentage of transaction costs paid by individual shareholders and the potential ability of the Company to raise capital by issuing new shares.

     At the Annual Meeting held on October 15, 1998, the shareholders approved the Reverse Stock Split so that the number of issued and outstanding shares of Common Stock of the Company was reduced from 8,673,732 shares to approximately 2,168,433 shares, based upon the total number of issued and outstanding shares of the Company's Common Stock as of May 15, 1998.

     An affirmative vote of a majority of the shares of Common Stock present or represented by proxy and voting at the Annual Meeting was received for approval of the proposal with the following vote:

         For                 1,588,397
         Against                55,736
         Abstain                10,147

     The following members of the Board of Directors were re-elected at the Annual Meeting with the following vote:

                                          Vote For            Withheld

         Albert E. Gosselin              1,617,689             36,591
         Gary L. Dudley                  1,618,399             35,881
         Craig E. Gosselin               1,615,398             38,882
         Barbara L. Gosselin             1,617,023             37,257
         Marcia Smith                    1,618,399             35,881
         Barry Soltani                   1,618,399             35,881

     Additionally, the firm of AJ. Robbins, P.C. was elected as the Company's auditors for the fiscal year ending December 31, 1998 with the following vote:

         For               1,537,058

         Against              107,673
         Abstain               9,549

                                     PART II

Item 5.        Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded over-the-counter in the NASDAQ System as NASDAQ Small Cap securities under the symbol "PRCC." Set forth below are the high and low closing bid quotations in the over-the-counter market for the Common Stock as reported by the relevant market makers for fiscal years 1998 and 1997. Quotations represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                Fiscal 1998                    Fiscal 1997

Quarter Ended             High Bid     Low Bid          High Bid      Low Bid
-------------             --------     -------          --------      -------
Common Stock:
March 31                  $4.52        $ 2.52            $5.12         $2.76
June 30                    3.13          2.48             3.24          1.88
September 30               2.25           .26             2.76          1.36
December 31                1.25           .56             1.88           .64

     As of March 19, 1999, the approximate number of shareholders of record of the Company's Common Stock was 1,100. The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

     A one for four reverse split was approved by shareholders  during 1998 (See
Item 4. "Submission of Matters to a Vote of Security Holders.") and all values pertaining to the Company's stock have been adjusted in this report. As of March 22, 1999, there are 3,277,438 shares of Common Stock outstanding, 541,708 warrants and 915,500 options.

Item 6.      Management's Discussion and Analysis or Plan of Operation

     The Company's operating profit for fiscal 1994, 1995, 1996, 1997, and 1998 decreased significantly as compared to fiscal 1993. These declines were principally because of significant competitive price pressure for the Company's air pollution monitoring instruments, thus forcing the Company to lower its domestic and foreign bids, reducing the number of the Company's bids awarded and reducing the profit margin on the bids awarded to the Company. In the middle of 1996 two companies were acquired in an attempt to diversify the Company's technology and to increase profit margins. The revenue increased in 1996 and 1997 due to these acquisitions, however the profit margin did not increase and the additional overhead continued the downward trend for the Company. Beginning in the third quarter of fiscal 1994, the Company implemented certain cost reduction measures in its operating expenses, suspended major new product development efforts and scaled back its efforts to improve or modify existing technologies in response to the competitive price pressures. Throughout 1995 and 1996 the Company shipped record numbers of instrumentation units, but continued competitive pricing pressure resulted in lowered gross margins. In July 1996 the above acquisitions were completed. The program to diversify was deemed unsuccessful and a reorganization was begun in early 1998 consisting of the disposition of acquired subsidiary assets and a reduction of personnel. Management determined that the focus of its core business should be redirected to an attempt to achieve designated vendor status in the People's Republic of China. In June 1998 the Company was awarded the largest contract in its history, in excess of $5 million dollars, in a designated vendor's status. Due to banking factors outside of the control of the contractual parties no revenues were obtained during 1998. This banking delay has continued to the date of this report.

     Net revenues in 1998 were $2,808,000  compared to $6,793,000 in 1997, a 59%
decrease. The decrease was entirely due to the discontinuance of subsidiary business. The revenues for the core business were essentially the same as the year before.

     Gross margin was 35% of consolidated net revenues in 1998 compared to 20% of the consolidated revenues of 1997. The increase in gross margin was due to the disposition of the subsidiary businesses.

     Selling, general and administrative expenses decreased from a consolidated $2,495,000 in 1997 to $1,584,000 in 1998.

     Research and development expense was essentially unchanged.

     Interest expense decreased from $233,000 in 1997 to $28,000 in 1998, primarily due to the elimination of subsidiary financing in 1997.

     Because of the disposition of subsidiary assets in 1998 the Company sustained a net loss from discontinued operations of $1,034,000.

     The core business sustained a loss of $527,000 from continuing operations primarily due to increased staffing and related expenses in anticipation of the China contract performance which failed to commence during 1998.

     As a result of the foregoing factors, net loss was $1,561,000 in 1998 compared to a net loss of $1,231,000 in 1997.

     Comprehensive  loss  is  comprised  of  the  foreign  currency  translation adjustment and the change in unrealized gain on marketable securities. Comprehensive loss was $27,837 in 1998 compared to a comprehensive loss of $117,988 in 1997.

     The Company  initiated  attempts  to sell Nutek on February  16, 1998 which
were   unsuccessful  and  resulted  in  a  Chapter  XI  filing  with  subsequent liquidation.

     Even though the 1997 liquidation appraisal of the subsidiary Nutek assets was indicated as approximately $1,200,000, the actual liquidation realized $160,000 in July 1998. These proceeds plus the Nutek receivables were approximatley $400,000 short of the amount due under a guaranty by the Company. A reserve of $350,000 has been established and is part of the indicated $1,034,000 loss from discontinued operations.

Liquidity and Capital Resources

     The Company has historically financed operations through bank borrowings and the issuance of common stock in both public and private offerings. Current market value of the Company's Common Stock does not preclude this approach as of this date.

     Since January 1998, the Company has raised $697,569 in private placements which have resulted in the issuance of 854,005 shares of Common Stock and 253,874 options and warrants.

     Working capital at December 31, 1998 was $1,376,000. Management believes that the anticipated cash flows from operations will be sufficient to meet the Company's short-term cash needs. As of March 19, 1999, the Company had no material commitments for capital expenditures.

     Cash decreased from $515,000 at the end of 1997 to $64,000 at the end of 1998. The inventory purchased in anticipation of performance of the contract with China was increased $333,000 and long-term liabilities were reduced $291,000 during 1998.

Seasonality
     Management does not believe that the Company's business is seasonal.

Year 2000 Compliance

     General. The Company believes it has completed all internal efforts to avoid the adverse effects of the Year 2000 issue.

     State of Readiness. The Company received certifications of compliance from all vendors deemed material to its business operations during the first quarter of 1999.

     Contingency Plans. The Company believes it should not rely completely on key vendor compliance certification. Therefore costs are being incurred to enable the Company to utilize alternative design procedures to allow alternate vendor supply. These design changes are on-going and the costs are not expected to be material.

     Risks. The Company presently does not anticipate any material business disruption will occur as a result of Year 2000 issues. The greatest potential risk appears to be with federal, state and local governments.

Item 7.           Financial Statements

     The Company's Financial Statements and the related Notes thereto are set forth at pages F-1 through F-23.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

     Set forth below are the names, ages, positions and business experience of the directors, executive officers and key employees of the Company and Dasibi Environmental Corp.

         Name                    Age         Position(s) With Company And Dasibi
         ----                    ---         -----------------------------------

Albert E. Gosselin, Jr. (1)       66         President, Chief Executive Officer
                                             and Chairman of the Board of
                                             Directors
Cynthia L. Gosselin               37         Operations Manager of Dasibi
Barbara L. Gosselin  (1)          63         Secretary and Director
Marcia A. Smith                   60         Director of Pollution Research and
                                             Control Corp.; Manager of
                                             Administration of Dasibi
                                             Environmental Corp.
Gary L. Dudley                    61         Director
Craig E. Gosselin (1)             39         Director
Barry Soltani                     42         Director

(1) The individuals named above hold the identical positions indicated with Dasibi Environmental Corp. ("Dasibi")


     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the board of directors.

Family Relationships

     Albert E. Gosselin, Jr., and Barbara L. Gosselin, husband and wife, are the parents of Craig E, and Cynthia L., Gosselin, both of whom are adults. All of the foregoing are presently serving as executive officers and/or directors of the Company. Except as set forth herein, no family relationship exists between or among any director or executive officer or the Company.

Business Experience

     Albert E. Gosselin, Jr., has served as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company (formerly "Dasibi Environmental Corp." and "A.E. Gosselin Engineering, Inc.") and Dasibi (formerly "Baral Engineering, Inc."), corporations which he co-founded with Barbara L.

Gosselin, since the organization of those corporations in December 1971 and July 1976, respectively. He also served as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company's former parent corporation, a corporation also named "Pollution Research and Control Corp. ("PRCC") which he co-founded with Mrs. Gosselin under the name of "A.E. Gosselin Engineering Co.," from its inception date in 1966 through the date of its spin-off in October 1986. Mr. Gosselin also served as the President, Chief Executive Officer and Chairman of the Board of Directors of Applied Conservation Technology, Inc. ("ACT"), a former wholly-owned subsidiary of Pollution Research and Control Corp. engaged in the business of providing environmental impact reports to electric utilities, together with the Company, from 1980 through the date of the purchase of ACT by its management from PRCC in November 1986. ACT is presently a diversified environmental consulting firm owned and managed by Gary L. Dudley, a Company director, and other members of management. Mr. Gosselin received a Bachelor of Science in mechanical engineering from Loyola University, Los Angeles, California, in 1954. He has been a registered mechanical engineer in the State of California since 1959.

     Cynthia L. Gosselin served as the Chief Financial Officer of the Company and Dasibi from May 1990 to January 1998, when she resigned those positions and became Operations Manager of Dasibi and the Company. Additionally, she has acted as Dasibi's Purchasing Agent since May 1990. She was employed by Dasibi in various capacities, including Production Manager, from 1983 through April 1990. Ms. Gosselin received a B.S. in business from the University of California at Long Beach in 1982.

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

     Barry Soltani received a PhD in economics from the University of California, Riverside in 1989, his Master's from the University of California, Riverside in 1983, and graduated from San Diego State University in 1981 with a B.B.A. in economics. Dr. Soltani is directly involved in funding for industrial development projects in China and since 1993 has been an independent consultant in corporate finance for joint ventures in China. Dr. Soltani has served as a director of the Company since April 22, 1997. Since 1989, he has served as the President and a director of PIC Computers, Ltd., Macau, a Macau company owned 50% by him and Mr. Mehrdad Etemad, each of whom is the record owner of approximately 7% of the Company's outstanding shares of Common Stock, which is engaged in the marketing, resale and wholesale distribution of computers and computer-related equipment.

     The Company, Albert E. Gosselin, Jr., President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and Cynthia L. Gosselin, Operations Manager of Dasibi and former Chief Financial Officer of the Company were named as defendants in Case Number 1.94CV01425 filed by the Securities and Exchange Commission in the United States District Court for the District of Columbia on June 28, 1994. The Commission alleged in the Complaint for Permanent Injunction and Other Relief, among other things, that the Company and Mr. Gosselin committed numerous violations of the federal securities laws in 1989, 1990 and 1991, including disseminating materially false and misleading information about the Company to the investing public through public announcements and filings with the Commission relating, primarily, to the Company's acquisition and subsequent disposition of two companies, Air Instruments and Measurements, Inc. and Environmental Information Systems. Additionally, the Complaint alleged that the Company's financial statements incorrectly reported inventory figures and failed to reflect timely write-offs of uncollectible accounts receivable and that the Company materially understated annual and quarterly losses during this period. The allegations against Ms. Gosselin were that she served as the Company's Chief Financial Officer and that she was responsible for the Company's inadequate books and records and internal controls during this period. The Commission also alleged that the Company violated the federal securities laws in connection with an unregistered public distribution of securities. The Commission sought to enjoin the defendants from engaging in the future in similar illegal acts and practices and to order defendant Albert E. Gosselin, Jr., to pay civil penalties. On July 14, 1994, the defendants, without admitting or denying any of the allegations of the Complaint, consented to the entry of Final Judgment of Permanent Injunction and Other Relief (the "Final Judgment"). The Final Judgment as to Mr. Gosselin required him to pay a civil penalty in the amount of $25,000.

 Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, and representations that no other reports were required during the fiscal year ended December 31, 1998, the Company's executive officers, directors and greater than ten per cent beneficial owners of its Common Stock, complied with all Section 16(a) filing requirements applicable to them.

Item 10.          Executive Compensation

Executive Compensation

     The following table sets forth the total cash and non-cash compensation paid by the Company for the fiscal years ended December 31, 1996, 1997, and 1998 to the Company's President and Chief Executive Officer who was the only executive officer of the Company whose aggregate cash compensation exceeded $100,000 for the 1998 fiscal year.


                                              SUMMARY COMPENSATION TABLE

                                                  Annual Compensation

                                                                  Long Term
                                                            Compensation Awards
                                                           Securities Underlying
Name and Principal Position             Year      Salary      Options/SARs(#)
----------------------------            ----      ------    --------------------
Albert E. Gosselin, Jr., President,     1998      $ 202,223          --
Chief Executive Officer and             1997      $ 151,000          --
Chairman of the Board                   1996      $ 211,925        55,000

     The Company does not provide officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Compensation of Directors

     Directors do not receive compensation pursuant to any standard arrangement for their services as directors.

Employment Agreements

     The Company has employment agreements with Albert E. Gosselin, Jr., the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Cynthia L. Gosselin, and Marcia Smith. Mr. Gosselin's employment agreement (the "Agreement") was first approved by the Board of Directors on July 30, 1987, and has since been extended through August 31, 2003. The Agreement, as extended, provides for the payment to Mr. Gosselin of a base salary of $200,000, $210,000, 220,000, 230,000, 240,000 and $250,000 during the one-year periods ending August 31, 1998,  1999, 2000,  2001,  2002, and 2003  respectively.  (See
"Executive Compensation" under this Item 10. "Executive Compensation" hereinabove.) The Agreement further obligates the Company to permit Mr. Gosselin to participate in the Company's Employee's Incentive Stock Option Plan and Group Medical Plan and any other health, life insurance, group medical, disability income insurance and/or stock option plan adopted by the Company. Under the Agreement, Mr. Gosselin's salary continues in the event of his disability and for two years after his death. He is also entitled to a lump sum severance payment equivalent to 2.99 times his current salary in the event of his termination as President or Chief Executive Officer within eighteen months after a "change of control" of the Company, including, among other events, certain types of mergers and other business combinations, material changes in the composition of the Board of Directors or the beneficial ownership of the Common Stock, the sale of substantially all of the Company's assets or securities and the material downsizing or dissolution of the Company. If such an event occurs during fiscal 1999, Mr. Gosselin would be entitled to receive $627,900 as a severance payment.

     The Company's employment agreement with Cynthia L. Gosselin first commenced on July 20, 1994, was amended on February 9, 1998 and continues through August 31, 2003. Marcia Smith's employment agreement commenced on June 9, 1997 and continues through August 31, 2003 The agreements provide for the payment to them of a base salary of $75,000 during each one-year period ended July 20, 1997, through 2003 and annual increases in the discretion of the Board of Directors. Pursuant to the employment agreements, they are required to be reimbursed by the Company for their expenses incurred in connection with the performance of their responsibilities. In the event of their death or disability, the agreements provide for their salary to continue for six months thereafter. They are also entitled to participate in any Company health, life insurance, group medical, disability income insurance and/or stock option plan. The employment agreements provide that they are entitled to a lump sum severance payment equivalent to
2.99 times their current salary in the event of their termination within eighteen months after a "change in control" of the Company, as defined in the Company's Employment Agreement with Mr. Albert E. Gosselin, Jr., described hereinabove. They would each be entitled to receive a severance payment of $224,250 if a change in control of the Company occurs during fiscal 1999.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 19, 1999, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock, each of the named executive officers, each director, and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

Name and Address                               Amount               Percent of
of Beneficial Owner (1)                  Beneficially Owned          Class (2)
-----------------------                  ------------------         -----------

Ronald Patterson                             358,666    (3)            10.5 %

Albert E. and Barbara L. Gosselin, Jr.       284,057    (4)             8.5 %

Barry Soltani                                235,000    (5)             7.1 %

Mehrdad Etemad                               225,000                    6.8 %

Phillip Huss                                 183,332    (6)             5.4 %

Lee N. Sion                                  164,125    (7)             4.9 %

Gary L. Dudley                                47,500    (8)            1.4 %

Marcia A. Smith                               30,320    (9)              *

Craig E. Gosselin                             16,250    (10)             *


All Executive Officers and Directors as
a Group (seven persons)                                                17.0 %

*    Less than one percent

(1) The address of Mr. Lee Sion is P.O. Box 910, Glendale, California 91209. The addresses of the rest of the individuals named above is 506 Paula Avenue, Glendale, California 91201.

(2) Assumes the exercise of outstanding options and warrants specific to the referenced party, the denominator of which is made up of the outstanding shares of Common Stock plus those specific warrants and options.

(3) Includes 133,333 shares of Common Stock issuable upon the exercise of an option owned of record by Ronald Patterson.

(4) Includes 73,250 shares of Common Stock issuable upon the exercise of options owned of record by Albert E. Gosselin, Jr. exercisable within 60 days. Does not include a total of 3,833 shares of Common Stock owned of record collectively by Craig. E., Cynthia L., and Jennifer Gosselin, the adult children of Albert E. and Barbara Gosselin, Jr., as to which Mr. and Mrs. Gosselin disclaim any benefical ownership. Mr. & Mrs. Gosselin hold their shares of Common Stock as community property and exercise joint voting and investment power with respect to such shares.

 (5) Includes 10,000 shares of Common Stock issuable upon the exercise of an option owned of record by Barry Soltani and exercisable within 60 days.

(6) Includes 116,666 shares of Common Stock issuable upon the exercise of options owned of record by Phillip Huss.

(7) Includes 21,875 shares of Common Stock issuable upon the exercise of options owned of record by Lee N. Sion which is exercisable within 60 days.

(8) Represents 27,500 shares of Common Stock issuable upon the exercise of options owned of record by Gary L. Dudley which is exercisable within 60 days.

(9) Includes 28,750 shares of Common Stock issuable upon the exercise of an option owned of record by Marcia Smith, and exercisable within 60 days.

(10) Craig E. Gosselin is the adult son of Albert E. and Barbara L. Gosselin, Jr., who disclaim any beneficial ownership of his shares and includes 15,000 shares of Common Stock issuable upon the exercise of options owned of record and exercisable within 60 days.

Item 12.          Certain Relationships and Related Transactions

     On May 8, 1998, the Company issued an aggregate of 100,000 and 20,000 shares of Series A Preferred Stock to each of Messrs. Albert E. Gosslein, Jr., and Gary L. Dudley, executive officers and/or directors of the Company, respectively, in consideration for the amounts of $50,000 and $10,000 in cash, respectively. Each share of Series A Convertible Preferred Stock was converted into and exchanged for one share of Common Stock on March 17, 1999.

     The Company issued a total of 225,000 shares of Series B Preferred Stock to each of Dr. Barry Soltani and Mr. Mehrdad Etemad on June 24, 1998 in
consideration  for  the  sale  to  the  Company  of  a  facility   comprised  of
approximately 3000 square feet known as the "Macau Technician Service Office Center" located at Units E and F, Iau Luen Building, #15 Rua Ferreira, Do
Amaral, Macau. The facility has been leased to PIC Computers, Ltd., a Macau corporation owned by Dr. Soltani and Mr. Etemad, pursuant to a "triple net" lease agreement for a period of five years at a rental rate of approximately $8,000 per month. Each share of Series B Preferred Stock was converted into one share of Common Stock on March 17, 1999.

Item 13.          Exhibits and Reports on Form 8-KA

         (a)      Exhibits

                  The exhibits listed in the Exhibit Index located at Pages E-1 through E-155 are filed pursuant to Item 13(a) of this Report.

         (b)      Reports on Form 8-KA

                  The Company filed one report on Form 8-KA on August 28, 1998 disclosing that Turbodyne Technology, Inc. unilaterally terminated an agreement theCompany and Turbodyne had executed pursuant to which Turbodyne had agreed to acquire two of the Company's w holly-owned subsidiaries, Dasibi Environmental Corp. and Logan Medical Devices.

                                   SIGNATURES

     In Accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 22, 1999                 POLLUTION RESEARCH AND CONTROL CORP.
                                                (Registrant)

                                      By: /s/ Albert E. Gosselin, Jr.
                                          --------------------------------------
                                      Albert E. Gosselin, Jr., President,
                                      Chief Executive Officer and Chairman of
                                      the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Date:  March 22, 1999                  /s/ Albert E. Gosselin, Jr.
                                       -----------------------------------------
                                       Albert E. Gosselin, Jr., President, Chief
                                       Executive Officer and Chairman of the
                                       Board of Directors
                                      (Principal Executive Officer)


Date:  March 22, 1999                            /s/ Barbara L. Gosselin
                                                --------------------------------
                                                Barbara L. Gosselin, Director

Date:  March 22, 1999                            /s/ Gary L. Dudley
                                                --------------------------------
                                                Gary L. Dudley, Director

Date:  March 22, 1999                            /s/ Marcia A. Smith
                                                --------------------------------
                                                Marcia A. Smith, Director

Date:  March 22, 1999                           /s/ Craig E. Gosselin
                                                --------------------------------
                                                Craig E. Gosselin, Director

Date:  March 22, 1999                            /s/ Barry Soltani
                                                --------------------------------
                                                Barry Soltani, Director

                                      INDEX
                                      -----

                                                                         Page
                                                                         ----

Independent Auditors' Report                                              F-2

Consolidated Balance Sheet                                                F-3

Consolidated Statements of Operations and Comprehensive Loss              F-5

Consolidated Statements of Stockholders' Equity                           F-6

Consolidated Statements of Cash Flows                                     F-7

Notes to Consolidated Financial Statements                                F-8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Pollution Research and Control Corp.
Glendale, California


We have audited the accompanying consolidated balance sheet of Pollution Research and Control Corp. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pollution Research and Control Corp. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                                                AJ. ROBBINS, P.C.
                                                CERTIFIED PUBLIC ACCOUNTANTS
                                                AND CONSULTANTS

Denver, Colorado
February 12, 1999

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1998
                             -----------------------


                                     ASSETS
                                     ------


CURRENT ASSETS:
     Cash                                                             $   63,951
     Accounts receivable, trade, less allowance
        for doubtful accounts of $4,734                                  217,869
     Accounts receivable, related party                                  227,938
     Due from factor                                                      55,164
     Inventories                                                       1,627,155
     Other current assets                                                  9,080
                                                                      ----------

                  Total Current Assets                                 2,201,157
                                                                      ----------



PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, less accumulated
   depreciation and amortization of $183,979                            111,495
                                                                      ----------

OTHER ASSETS:
     Technical Service Center                                            600,000
     Patents                                                              23,509
                                                                      ----------

                  Total Other Assets                                     623,509
                                                                      ----------

                                                                      $2,936,161
                                                                      ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1998
                             -----------------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable, trade                                        $   256,693
     Accrued liabilities                                                568,062
                                                                    -----------

                  Total Current Liabilities                             824,755

DEFERRED RENT                                                            58,134
                                                                    -----------

                  Total Liabilities                                     882,889
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, 20,000,000 shares authorized:
      Series A, $.01 par value, 220,000 shares
        issued and outstanding, distribution upon
        liquidation equal to the offering price                           2,200
      Series B, $.01 par value, 450,000 shares issued
        and outstanding, distribution upon liquidation
        equal to the offering price                                       4,500
      Common stock, no par value, 30,000,000 shares
        authorized, 2,368,439 issued and outstanding                  6,704,195
      Additional paid-in capital                                        928,831
      Accumulated deficit                                            (5,586,454)
                                                                    -----------

                  Total Stockholders' Equity                          2,053,272
                                                                    -----------

                                                                    $ 2,936,161
                                                                    ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                        1998                   1997
                                                                    -----------             -----------
NET REVENUES                                                        $ 2,807,511             $ 3,072,600

COST OF GOODS SOLD                                                    1,816,350               2,246,712
                                                                    -----------             -----------

GROSS PROFIT                                                            991,161                 825,888
                                                                    -----------             -----------
OPERATING EXPENSES:
     Selling, general and administrative                              1,583,679               1,695,889
     Research and development                                            20,175                  36,903
                                                                    -----------             -----------

                  Total Operating Expenses                            1,603,854               1,732,792
                                                                    -----------             -----------

LOSS FROM OPERATIONS                                                   (612,693)               (906,904)
                                                                    -----------             -----------
OTHER INCOME (EXPENSE):
     Gain on sale of marketable securities                                6,428                  82,896
     Other income                                                       101,000                    --
     Interest income                                                      6,029                   3,499
     Interest expense                                                   (27,961)                (16,097)
                                                                    -----------             -----------

                  Net Other Income (Expense)                             85,496                  70,298
                                                                    -----------             -----------
LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME
   TAXES (BENEFIT)                                                     (527,197)               (836,606)
                                                                    -----------             -----------
PROVISION (BENEFIT) FOR INCOME TAXES:
     Current                                                               --                    (9,800)
     Deferred                                                              --                   335,000
                                                                    -----------             -----------
                  Total Provision (Benefit) for Income Taxes               --                   325,200
                                                                    -----------             -----------

LOSS FROM CONTINUING OPERATIONS                                        (527,197)             (1,161,806)
                                                                    -----------             -----------
LOSS FROM DISCONTINUED OPERATIONS:

     Loss from operations, less applicable
       income tax benefit of $-0-  and $390,000                        (115,301)                (69,166)

     Loss on disposal/abandonment, less applicable
       income tax benefit of $-0-                                      (918,411)                   --
                                                                    -----------             -----------

                  Total Loss From Discontinued Operations            (1,033,712)                (69,166)
                                                                    -----------             -----------

NET LOSS                                                             (1,560,909)             (1,230,972)
                                                                    -----------             -----------
OTHER COMPREHENSIVE LOSS:
     Foreign currency translation adjustment                            (24,587)                (22,238)
     Change in unrealized gain on marketable securities                  (3,250)                (95,750)
                                                                    -----------             -----------

                  Total Other Comprehensive Loss                        (27,837)               (117,988)
                                                                    -----------             -----------

COMPREHENSIVE LOSS                                                  $(1,588,746)            $(1,348,960)
                                                                    ===========             ===========
NET LOSS PER SHARE - Basic and Diluted:
     Continuing operations                                          $      (.23)            $      (.54)
     Discontinued operations:
         Loss from operations                                              (.05)                   (.03)
         Loss on disposal                                                  (.40)                   --
                                                                    -----------             -----------
                                                                    $      (.68)            $      (.57)
                                                                    -----------             -----------
Weighted Average Shares                                               2,283,093               2,168,433
                                                                    ===========             ===========
                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   F-5


                               POLLUTION RESEARCH AND CONTROL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998



                                                                    Series A                  Series B
                                     Common Stock                Preferred Stock           Preferred Stock
                                -----------------------      ----------------------     ------------------------
                                 Shares        Amount         Shares        Amount        Shares         Amount
                                ---------    -----------     ---------    ---------     ---------      ---------

Balances,                       2,168,433    $ 6,588,980           --     $      --            --      $      --
   December 31, 1996

Change in unrealized gain            --             --             --            --            --             --
   on marketable securities

Change in unrealized                 --             --             --            --            --             --
   foreign currency
   translation loss

Net loss for the year                --             --             --            --            --             --
                              -----------    -----------    -----------   -----------   -----------    -----------

Balances,                       2,168,433      6,588,980           --            --            --             --
   December 31, 1997

Sale of common stock, net         231,256        202,072           --            --            --             --
   of offering costs of
   $49,997

Sale of preferred stock              --             --          220,000         2,200          --             --

Issuance of preferred                --             --             --            --         450,000         4,500
   stock for the Technical
   Service Center

Forgiveness of notes              (31,250)       (86,857)          --            --            --             --

Stock-based compensation             --             --             --            --            --             --
   expense recognized

Change in unrealized gain            --             --             --            --            --             --
   on marketable securities

Change in unrealized                 --             --             --            --            --             --
   foreign currency
   translation loss

Net loss for the year                --             --             --            --            --             --
                              -----------    -----------   -----------    -----------   -----------     -----------

Balances,                       2,368,439    $ 6,704,195        220,000   $     2,200       450,000     $     4,500
                              ===========    ===========    ===========   ===========   ===========     ===========
   December 31, 1998


                                                  F-6 (Continued on following page)

                                     POLLUTION RESEARCH AND CONTROL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                              Unrealized
                                                                               Unrealized      Foreign
                                   Notes Due    Additional                      Gain on       Currency         Total
                                   From Sale     Paid-In      Accumulated      Marketable   Translation     Stockholders'
                                   Of Stock       Capital        Deficit       Securities       Gain          Equity
                                 ------------   ----------    -----------      ----------   ------------   --------------

Balances,                        $   (86,857)   $   145,764    $(2,794,573     $  99,000    $    46,825    $ 3,999,139
   December 31, 1996

Change in unrealized gain               --             --            --          (95,750)          --          (95,750)
   on marketable securities

Change in unrealized                    --             --            --             --          (22,238)       (22,238)
   foreign currency
   translation loss

Net loss for the year                   --             --      (1,230,972)          --             --       (1,230,972)
                                 -----------    -----------   -----------    -----------    -----------    -----------

Balances,                            (86,857)       145,764    (4,025,545)         3,250         24,587      2,650,179
   December 31, 1997

Sale of common stock, net               --             --            --             --             --          202,072
   of offering costs of
   $49,997

Sale of preferred stock                 --          107,800          --             --             --          110,000

Issuance of preferred                   --          595,500          --             --             --          600,000
   stock for the Technical
   Service Center

Forgiveness of notes                  86,857           --            --             --             --             --

Stock-based compensation                --           79,767          --             --             --           79,767
   expense recognized

Change in unrealized gain               --             --            --           (3,250)          --           (3,250)
   on marketable securities

Change in unrealized                    --             --            --             --          (24,587)       (24,587)
   foreign currency
   translation loss

Net loss for the year                   --             --      (1,560,909)          --             --       (1,560,909)
                                 -----------    -----------   -----------    -----------    -----------    -----------

Balances,                        $      --      $   928,831   $(5,586,454)   $      --      $      --      $ 2,053,272
   December 31, 1998             ===========    ===========   ===========    ===========    ===========    ===========


                             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             F-6

                                    POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                               1998                  1997
                                                                           ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Reconciliation  of net income  (loss) to net cash flows
      (used in) operating activities:
         Net income (loss)                                                 $(1,560,909)           $(1,230,972)
         Loss on disposition/abandonment of operations                         918,411                   --
         Depreciation and amortization                                          90,034                229,025
         Deferred rent                                                         (11,534)                 3,466
         Deferred income taxes                                                    --                  (55,000)
         Stock-based compensation expense                                       54,977                   --
     Changes in operating assets and liabilities:
         Accounts receivable, trade, net                                         8,384              1,064,863
         Accounts receivable, related party                                    (20,389)                  --
         Inventories                                                           123,717                 62,191
         Due from factor                                                       (55,164)                  --
         Other current assets                                                    4,769                  4,242
         Secured overdraft facility                                             22,794                 58,021
         Accounts payable, trade                                                96,708               (333,656)
         Accounts payable, officer                                             (12,497)                   176
         Accrued liabilities                                                    (3,242)                58,091
         Customer advances                                                    (143,695)                92,875
         Income taxes payable                                                     --                   (9,800)
         Other assets                                                              (14)                11,527
                                                                           -----------            -----------

                Net Cash Flows (Used in) Operating Activities                 (487,650)               (44,951)
                                                                           -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, equipment and                                       (1,919)                (9,838)
      leasehold improvements
     Other                                                                         515                   --
                                                                           -----------            -----------

                Net Cash Flows (Used in) Investing Activities                   (1,404)                (9,838)
                                                                           -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                    252,069                   --
     Payment of offering costs                                                 (25,207)
     Advances on notes payable                                                    --                3,774,645
     Payments on notes payable                                                (267,674)            (3,799,180)
     Additions to long term debt                                                  --                  100,000
     Payments of long term debt                                                (15,565)              (221,368)
     Payments of long term debt - related parties                              (14,517)                (5,413)
     Proceeds from issuance of preferred stock                                 110,000                   --
                                                                           -----------            -----------

               Net Cash Flows (Used In) Provided
                 by Financing Activities                                        39,106               (151,316)
                                                                           -----------            -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (1,323)                (1,843)
                                                                           -----------            -----------

(DECREASE) IN CASH                                                            (451,271)              (207,948)
CASH, beginning of year                                                        515,222                723,170
                                                                           -----------            -----------

CASH, end of year                                                          $    63,951            $   515,222
                                                                           ===========            ===========

Supplemental Cash Flow Information:
See Note 17

                            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       F-7

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 1 - BUSINESS ACTIVITY AND MANAGEMENT'S PLANS

Pollution Research and Control Corp., a California corporation, primarily designs, manufactures and markets air pollution monitoring instruments, through its wholly-owned subsidiary Dasibi Environmental Corporation ("Dasibi"). Pollution Research and Control Corp. also designed and manufactured electrical control panels and medical instrumentation through its wholly-owned subsidiaries Nutek, Inc. ("Nutek"), and Logan Medical Devices, Inc. ("LMD") and LMD's wholly owned subsidiary, Logan Research Limited ("LRL"), respectively. The operations of Nutek and LRL were discontinued in April 1998 and February 1998, respectively (Note 9).

In 1998, Dasibi was awarded a $5.2 million contract to install an eleven city air monitoring network in the Peoples Republic of China. Dasibi's ability to perform under the terms of the agreement between Dasibi and China National Technical Import and Export Corporation and China Green Enterprises, is contingent upon Dasibi obtaining working capital to finance the cost of equipment, training and contingencies. Management is currently working on securing the working capital financing, which is expected to close in the near future.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------
The consolidated financial statements include the accounts of Pollution Research and Control Corp. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition
-------------------
Revenue is recognized upon shipment of products.

Inventories
-----------
Inventories are stated at the lower of cost or market. Cost is determined on the first-in first-out (FIFO) basis.

Property, Equipment and Leasehold Improvements and Depreciation
---------------------------------------------------------------
Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, generally five to ten years. Amortization of leasehold improvements is over the shorter of the life of the lease or five years. Total depreciation expense was $79,427 and $190,047 for the years ended December 31, 1998 and 1997, respectively.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill
--------
Goodwill had been previously recorded in connection with the acquisition of Logan Medical Devices, Inc. and was being amortized on a straight-line basis over 40 years. Amortization of goodwill was $7,003 for the year ended December 31, 1997. The goodwill was eliminated upon the discontinuance of Logan's operation (Note 9).

Stock-Based Compensation
------------------------
The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method, and to furnish the proforma disclosures required by SFAS 123. See Notes 13 and 14 for additional information with respect to stock-based compensation.

Earnings per Share
------------------
In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, to conform to Statement 128 requirements.

Cash Equivalents
----------------
For purposes of reporting cash flows, the Company considers all funds with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in Equity Securities
--------------------------------
Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The Company has classified its investment portfolio as available for sale. Available for sale securities are stated at fair market value with unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method.

Impairment Of Long-Lived Assets
-------------------------------
The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate the future undiscounted cash flows of certain long-lived assets are not sufficient to cover the carrying value of such assets, the assets are adjusted to their fair values.

Research and Development Costs
------------------------------
Research and development costs are charged to operations as incurred.

Income Taxes
------------
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. A valuation allowance has been established for the entire deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification
----------------
Certain amounts reported in the Company's financial statements for the year ended December 31, 1997 have been reclassified to conform to the current year presentation.

Comprehensive Income
--------------------
In 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". This statement establishes rules for reporting comprehensive income and its components, which include net income and all other changes in net assets from non-owner sources. The Company has changed the format of its statement of operations to present comprehensive income, and has restated prior periods to conform to the standard.

Segment Reporting
-----------------
In 1997, the Company adopted FASB Statement No. 131, Disclosures About Segments of An Enterprise and Related Information. Information regarding the Company's reportable segments are disclosed in footnote 18.

Year 2000 Issues
----------------
Many computer systems and other equipment with embedded chips or microprocessors may not be able to appropriately interpret dates after December 31, 1999 because such systems use only two digits to indicate a year in the date field rather than four digits. If not corrected, many computers and computer applications could fail or create miscalulations, causing disruptions to the Company's operations. In addition, the failure of customer and supplier computer systems could result in interruption of sales and deliveries of key supplies or utilities. Because of the complexity of the issues and the number of parties involved, the Company cannot reasonably predict with certainty the nature or likelihood of such impacts.

Using internal staff and outside consultants, the Company is actively addressing this situation and anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under its control. The Company has addressed the Year 2000 issue by purchasing and installing Year 2000 compatible software and computers, assessing critical business relationships requiring modification prior to 2000 and developing contingency and business continuation plans to mitigate any disruption of the Company's operations arising from the Year 2000 issue.

The Company is in the process of implementing a plan to obtain information from its external service providers, significant suppliers and customers, and financial institutions to confirm their plans and readiness to become Year 2000 compliant, in order to better understand and evaluate how their Year 2000 issues may affect the Company's operations. The Company currently is not in a position to assess this aspect of the Year 2000 issue, however, the Company plans to take the necessary steps to provide itself with reasonable assurance that its service providers, suppliers, customers and financial institutions are Year 2000 compliant.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

While the Company believes that its own internal assessment and planning efforts with respect to external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Company's operations.

NOTE 3 - MARKETABLE SECURITIES

During 1997 the Company sold 86,000 of Atlanta Technology Group, Inc. (ATYG) shares, realizing net proceeds and a gain of $82,897 since the shares were carried at $-0-. The remaining 13,000 shares were sold during the year ended December 31, 1998, realizing net proceeds and a gain of $6,428.

NOTE 4 - INVENTORIES

Inventories at December 31, 1998 consisted of the following:

Raw materials                                            $         836,157
Work in process                                                    419,936
Finished goods                                                     371,062
                                                         -----------------

     Total                                               $       1,627,155
                                                         =================

Inventories at December 31, 1998 include overhead of $429,374.

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at December 31, 1998 consisted of the following:

Machinery and equipment                                  $          79,728
Furniture and fixtures                                              28,555
Leasehold improvements                                             187,191
                                                         -----------------
                                                                   295,474
Less accumulated depreciation and amortization                     183,979

                                                         $         111,495
                                                         =================

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 6 - OTHER ASSETS

In June 1998, the Company purchased a technical service center including two property units comprised of a modern office facility and a technical laboratory (The Tech Center), valued at $600,000.

The Tech Center is to be used to provide technical and project management services in connection with the contract to install an eleven city air monitoring network in the Peoples Republic of China. See Notes 1 and 16.

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 1998 consisted of the following:

Accrued settlement loss - Nutek                            $         349,397
Accrued payroll and related taxes                                    161,834
Accrued vacation                                                      25,013
Current portion of deferred rent                                      23,012
Other                                                                  8,806
                                                           -----------------

     Total                                                 $         568,062
                                                           =================

NOTE 8 - DEFERRED RENT

Upon execution of a 10 year lease for its present facility in Glendale, California commencing July 1, 1994, the Company was granted 6 months "free" rent. As required by generally accepted accounting principles, rent expense is being recognized by amortizing the total minimum rentals payable under the lease over the terms of the lease on a straight-line basis. The deferred rent shown on the balance sheet as of December 31, 1998 represents the excess of the total amount charged to rent expense over the amounts actually due and payable under the lease as of such date, of which $23,012 has been classified as current and $58,135 as long term, respectively.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 9 - DISCONTINUED OPERATIONS

Nutek -
In April 1998, Nutek filed for protection under the Federal Bankruptcy Code. In June 1998, as a result of the major secured lender's opposition to the Bankruptcy Code's automatic stay, the Bankruptcy Court permitted the sale of Nutek's mortgaged property, to satisfy the working capital facility and term loan obligations to the major secured lender, based upon the major secured lenders assertion that the assets of Nutek were insufficient to cover the amount of the secured obligation. The assertion was supported by an appraisal of the assets, which differed significantly from the original appraisal obtained upon the purchase of Nutek in 1996. Management believes that there is the possibility of questionable activities in the 1996 purchase of Nutek and the financing with the secured lender and appraisal obtained and utilized, and is investigating the role of all parties involved in the acquisition and financing. Additionally, the unsecured notes payable to Nutek's former stockholders and to a family member of an employee were not repaid. The results of operations for Nutek for the respective periods are reported as a component of discontinued operations in the consolidated statements of operations. Additionally, the loss incurred on the disposition/abandonment of assets and liabilities is also presented separately as a component of discontinued operations.

Logan Research, Ltd. -
In February 1998, the Company disposed of LRL, through a return of 100% of LRL's stock to its original owner in exchange for release from a $300,000 note payable and $47,250 of related accrued interest. Unsecured advances from an officer of LRL were not repaid. The results of operations of LRL for the respective periods are reported as a component of discontinued operations in the consolidated statements of operations. Additionally, the gain (loss) incurred on the disposal of LRL is also presented separately as a component of discontinued operations.

Summarized results of operations for Nutek for the years ended December 31, 1998 and 1997 are as follows:
                                                  1998             1997
                                              -------------     -------------

Net sales                                     $     731,636     $   3,299,687
                                              =============     =============

Operating loss                                $      61,778     $     143,755
                                              =============     =============

Loss (income) on discontinued operations      $      82,133     $     (58,752)
                                              =============     =============

Summarized results of operations for LRL for the years ended December 31, 1998 and 1997 are as follows:
                                                    1998             1997
                                               -------------     -------------

Net sales                                      $      49,313     $     420,480
                                               =============     =============

Operating loss                                 $      25,741     $      99,497
                                               =============     =============

Loss (income) on discontinued operations       $      33,168     $     127,918
                                               =============     =============

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 10 - NOTES PAYABLE

In May 1997, the Company entered into an extension of its line of credit agreement with a bank, which provided borrowings of up to $200,000 through June 3, 1998. Borrowings under this agreement bore interest at the bank's prime rate plus 2% and was collateralized by substantially all of the Company's assets. The agreement contained several restrictive covenants common to lines of credit, including certain tangible net worth and current ratio requirements. The balance outstanding at December 31, 1997 was $140,000. The line of credit agreement was not renewed and the outstanding balance was repaid during 1998.

NOTE 11 - DUE FROM FACTOR

In September 1998, the Company entered into a factor agreement with Tri Capital Finance Corp. to factor its accounts receivable up to $500,000. The Company will receive up to 80% of the receivables at the time of factoring. The Company assigns substantially all of its domestic accounts receivable to the factor without recourse under the terms of the agreement and the factor has a continuing security in the Company's receivables. A corporate guaranty has been given to the factor by the Company.

NOTE 12 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 1998 and 1997 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                            1998         1997
                                                         ---------    ---------
Computed expected income tax provision (benefit)         $(165,000)   $(291,000)
Non-deductible meals and entertainment                       3,000        2,000
Temporary  differences for items
 deductible from (includible in) taxable
 income in future years:
         Depreciation                                        1,000        1,000
         Inventory valuation allowance                      (5,000)      29,000
         Bad debt allowance                                   --         (2,000)
State income taxes, net of federal income tax effect       (23,000)     (37,000)
Net operating loss carryforward unutilized (utilized)      189,000      298,000
Alternative minimum tax                                       --         (9,800)
Increase to valuation allowance                               --        335,000
                                                         ---------    ---------

     Income tax provision                                $    --      $ 325,200
                                                         =========    =========

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 12 - INCOME TAXES (Continued)

The components of the deferred tax assets and liabilities as of December 31, 1998 were as follows:

                                                                     1998
Deferred tax assets:                                             -----------
Temporary differences:
     Allowance for doubtful accounts                             $     2,000
     Inventory valuation allowance                                    31,000
     Accrued expenses                                                 14,000
     Stock based compensation                                         70,000
     Loss on joint venture investment                                 66,000
     Tax depreciation in excess of book depreciation                 (13,000)
     Net operating loss carryforward                               1,588,000
     Less valuation allowance                                     (1,758,000)
                                                                 -----------

     Net long-term deferred tax liability                        $      --
                                                                 ===========

The components of the deferred tax expense were as follows:

                                                                     1998
                                                                 -----------
     Allowance for doubtful accounts                             $     1,000
     Inventory valuation allowance                                     5,000
     Accrued expenses                                                 (1,000)
     Stock-based compensation                                        (22,000)
     Depreciation                                                     13,000
     (Unutilization) utilization of net
       operating loss carryforward                                  (313,000)
     Change in valuation allowance                                   317,000
                                                                 -----------

                                                                 $      --
                                                                 ===========

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 12 - INCOME TAXES (Continued)

As of December 31, 1998 the Company has net operating loss carryforwards available to offset future taxable income of approximately $4,000,000 expiring in 2005 through 2013.

NOTE 13 - STOCKHOLDERS' EQUITY

Issuance of Common Stock
------------------------
On June 30, 1998, the Company sold 231,256 shares of common stock in a private placement, receiving net proceeds of $226,863 after paying a finders fee of $25,207.

Reverse Stock Split
-------------------
During the year ended December 31, 1998, the Company affected a 4 to 1 reverse stock split. All shares within these financial statements have been adjusted to reflect this transaction.

Issuance of Preferred Stock
---------------------------
The Company is authorized to issue up to 5,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors. On May 8, 1998, the Company issued 220,000 shares of Series A Preferred Stock for a purchase price of $.50 per share, resulting in proceeds to the Company of $110,000. These shares are convertible into 220,000 shares of common stock after July 30, 1998. The Series A Preferred Stock have voting rights but no dividend rights. On June 24, 1998, the Company issued 450,000 shares of Series B Preferred Stock in connection with the purchase of a Technical Service Center in Macau (a foreign country located outside of China). These shares are convertible into 450,000 shares of the Company's common stock after December 31, 1998. The Series B Preferred Stock have voting rights but no dividend rights.

Warrants
--------
During 1998, there were 15,000 warrants to purchase the Company's common stock at $6.80 per share which expired August 31, 1998, and 1,250 warrants at $8.00 per share which expired November 7, 1998.

Options
-------
On May 30, 1996, the Company issued to a public relations firm options to purchase 250,000 shares at $3.76 per share and 75,000 shares at $5.00 per share. The options expire May 29, 2000. The Company believes the public relations firm has not performed under its contract and the options are presently in dispute.

On May 31, 1996, in connection with the acquisition of Nutek, the Company issued options to purchase 85,000 shares at $4.40 per share to various consultants and employees of Nutek. The options may be exercised beginning January 7, 1998 and expire May 31, 2000. In 1997 8,750 options were cancelled due to employee departures. The Board of Directors approved a reduction in the exercise price in 1998 to $.75 per share in relation to 5,000 of these options.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

On June 1, 1996, in connection with the acquisition of LMD, the Company exchanged options to purchase 150,125 shares at $4.40 per share for the 1,201,000 shares of LMD it did not already own. The options may be exercised beginning January 7, 1998 and expire May 31, 2000. The 150,125 options include 30,750 issued to the Chief Executive Officer and a director of the Company, 5,000 shares each to four directors and 75,000 to the President of the Company's subsidiaries LMD and LRL. The Board of Directors approved a reduction in the exercise price in 1998 to $.75 per share in relation to 65,125 of these options.

Also on June 1, 1996, the Company issued options to purchase 70,000 shares at $4.40, expiring May 31, 2000, to the officers and directors of the Company referred to in the previous paragraph, as follows: Chief Executive Officer
30,000, 10,000 each to four directors. The Board of Directors approved the reduction in the exercise price in 1998 to $.75 per share in relation to these options. Additionally, the Company granted options to purchase 10,000 shares at $4.40 per share to an unrelated individual.

On March 3, 1997, the Company granted options to purchase 10,000 shares at $3.80 per share to a consultant/director. The options expire on January 6, 2002. The Board of Directors approved a reduction in the exercise price in 1998 to $.75 per share in relation to these options.

On April 30, 1997, the Company granted options to purchase 12,500 shares at $3.00 to a consultant. The options expire on November 4, 2000. The Board of Directors approved a reduction in the exercise price in 1998 to $.75 per share in relation to these options.

In May 1998, the Company granted options to purchase 50,000 shares at $2.20 per share to a public relations firm. The options expire May 15, 2000. In connection with the June 30, 1998 private placement, the Company granted options to purchase 23,125 shares at $2.20, the options expire June 19, 2001.

On November 22, 1996, the Company granted options to purchase 100,000 shares at $4.48 per share to a consultant. The options expire November 4, 1999. In 1997, 58,250 options were cancelled due to non-performance.

Additionally, the Company has outstanding options granted in 1991 to purchase 12,500 shares at $2.20 per share, expiring May 28, 2001, to the Chief Executive Office and a director of the Company, 12,500 to an owner of record of 6% of the Company's outstanding common stock and 11,250 to a director of the Company. The Board of Directors approved a reduction in the exercise price in 1998 to $.75 per share in relation to these options.

Additionally, in 1997, 2,500 options to purchase the Company's common stock at $2.52 per share were cancelled due to an employees departure and 6,250 options at $5.52 per share expired. In 1998, 6,250 options to purchase the Company's common stock at $5.52 per share expired and 3,750 options at $2.52 per share were cancelled.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

The following table summarizes the activity of options and warrants for the two years ended December 31, 1998:

                                                                                    Weighted
                                                                                    Average
                                                     Number of                      Exercise         Exercise
                                            Options              Warrants            Price            Amount
                                            -------              --------            -----            ------

Outstanding, December 31, 1996              801,375               318,959           $   4.32       $ 4,821,386

Granted                                      22,500                16,250           $   4.16           156,750
Cancelled                                   (69,500)              (16,250)          $   4.52          (387,010)
Expired                                      (6,250)                 --             $   5.52           (34,500)
                                           --------            ----------                          -----------

Outstanding, December 31, 1997              748,125               318,959           $   4.27         4,556,626

Granted                                      99,375                  --             $   1.82           180,563
Reduction to exercise price                    --                    --              --               (622,644)
Cancelled                                    (3,750)                 --             $   2.52            (9,450)
Expired                                      (6,250)              (16,250)          $   6.51          (146,500)
                                           --------            ----------                          -----------

Outstanding, December 31, 1998              837,500               302,709           $   3.47       $ 3,958,595
                                           ========            ==========                          ===========


At December 31, 1998 and 1997, the Company had a total of 1,140,209 and 1,067,084 options and warrants outstanding, respectively, at exercise prices ranging from $.75 to $8.00, with a weighted average remaining contractual term of 1.3 years.

Notes Receivable
----------------
In 1990, the Company issued 37,500 shares of its common stock for notes receivable totaling $86,587. The notes were originally due in 1994 with interest at 10% per year. The notes were amended to be due with no interest. The underlying shares were collateral for the note and were held by the Company. In December 1998, the notes were forgiven and the outstanding shares were returned to the Company and cancelled. In connection with the cancellation the Company granted options to purchase 26,250 shares at $.75 per share. The options expire December 14, 2002.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 14 - STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in a charge to operations of $54,977 in 1998. Additionally, $24,790 was capitalized as offering costs in connection with the private placement.

The Company did not adopt the fair value method with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well, an additional $35,617 would have been charged to income in 1998; proforma net loss would have been $1,607,000 and net loss per share would have been $.70 on both a basic and diluted basis.

In 1998 the Board approved a reduction in the exercise price for options granted to certain employees, consultants, and other non-employees. Because of this, it was necessary to calculate the difference between the fair value of the modified option and the value of the old option immediately before the terms were modified.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------
The Company leases its facilities under long-term non-cancelable operating leases. The lease terms provide for increases in future minimum rental payments based on the Consumer Price Index, and an option to purchase during the lease term. Future minimum lease commitments as of December 31, 1998 are as follows:

        Year Ended                            Total
        December 31,                       Commitments
        ------------                      --------------

          1999                            $      368,966
          2000                                   368,384
          2001                                   347,585
          2002                                   342,168
          2003                                   336,864
       Thereafter                                196,504
                                          --------------
          Total                           $    1,960,471
                                          ==============

Total rentals under all operating leases charged against income amounted to $404,475 and $474,500 for the years ended December 31, 1998 and 1997, respectively.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements
The Company is obligated to make certain minimum salary payments to the Chief Executive Officer and other employee/directors. All contracts expire in 2003, as follows:

                Year Ended
                December 31,                      Total
                ------------                 --------------

                   1999                      $      344,600
                   2000                             344,600
                   2001                             344,600
                   2002                             344,600
                   2003                             229,733
                                             --------------

                   Total                     $    1,608,133
                                             ==============

Contingencies
-------------
In connection with the discontinued operations and bankruptcy proceedings of Nutek as discussed in Note 9, the Company is party to a lawsuit filed by the major secured lender. The Company has accrued a settlement loss of approximately $350,000 as the probable outcome of this lawsuit. The original claim filed was approximately $800,000, however, management does not feel the lawsuit will be settled for this amount.

The Company has filed a breach of contract lawsuit. The complaint alleges that the defendant breached an agreement to purchase the Company's two subsidiaries. The Complaint alleges that the defendants actions constituted breach of contract, a breach of the covenant of good faith and fair dealing, intentional interference with prospective business advantage and negligent interference with prospective business advantage. The Complaint seeks compensatory damages, punitive damages and declaratory relief. In July 1998 the Company borrowed
$101,000 from the defendant Company at 13% interest. Due to the legal proceedings above, the Company has written off the note payable to other income since it is probable that the funds will not be repaid upon settlement.

NOTE 16 - RELATED PARTY TRANSACTIONS

Prior to the disposal of LRL, the Company advanced $203,938 to this subsidiary. These advances are expected to be repaid from a joint venture relationship between the Company and LRL.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 16 - RELATED PARTY TRANSACTIONS (Continued)

In June 1998, the Company purchased a Tech Center from PIC Computers Ltd. ("PIC"), a Macau corporation of which one of the owners is a director of the Company, through the issuance of 450,000 shares of its Series B Preferred Stock. In July 1998, PIC agreed to lease back the Tech Center for a period of five years for a monthly payment of $8,000, commencing when the following joint venture agreement becomes operational.

In July 1998, the Company entered into a three year joint venture agreement with PIC, whereby PIC will provide technical and project management services in connection with the Company's contract to install an eleven city air monitoring network in the Peoples Republic of China. PIC will also develop new business opportunities to help expand the Company's market in the Peoples Republic of China. Fees for PIC services will be negotiated on a project by project basis.

In December 1998, the Company loaned $24,000 to an officer/director in the form of a promissory note. The note bears no interest and is due January 31,1999. The note was subsequently repaid in January 1999.

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes was $-0- and $1,817 during the years ended December 31, 1998 and 1997, respectively. Cash paid for interest was $103,746 and $192,955 during the years ended December 31, 1998 and 1997, respectively.

During the year ended December 31, 1998, the company issued Series B preferred stock of $600,000 in connection with the purchase of the Tech Center.

During the year ended December 31, 1998 the Company issued options valued at $24,790 in connection with the private placement.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE 18 - INDUSTRY SEGMENT AND EXPORT INFORMATION

Beginning in 1996 with the acquisitions of Nutek and LMD, the Company operated in three business segments; air pollution monitoring equipment, electrical control panels, and medical instrumentation. Following is certain information related to each segment for 1997:

1997                                              Electrical
                                 Air Pollution     Control        Medical
                                  Instruments       Panels      Instruments

Revenues                        $    3,072,600   $ 3,299,687    $   420,480
                                ==============   ===========    ===========

Income (loss) from operations   $     (906,904)  $  (143,755)   $   (99,497)
                                ==============   ===========    ===========

Identifiable assets             $    2,334,399   $ 2,608,459    $   565,002
                                ==============   ===========    ===========

Depreciation and amortization   $       33,128   $   184,170    $    11,727
                                ==============   ===========    ===========

Capital expenditures            $         --     $     5,417    $     4,421
                                ==============   ===========    ===========

During 1998, operations of the electrical control panel and medical instruments divisions were discontinued.

NOTE 19 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables exist due to large balances with a few customers. At December 31, 1998, accounts receivable balances from three significant customers were $158,019, or 71% of the total accounts receivable balance. Substantially all of the Company's domestic receivables at December 31, 1998 are factored (Note 11). Ongoing credit evaluations of customers' financial conditions are performed and generally no collateral is required. The Company maintains reserves for potential credit losses, and such losses in the aggregate have not exceeded management's expectations. Customers are located throughout the world.

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

10.149 Option to purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. dated as of March 3, 1997 issued to Barry Soltani. (Incorporated herein by reference to Exhibit
               10.149 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.150 Option to purchase 50,000 Shares of Common Stock of Pollution Research and Control Corp. dated as of April 30, 1997 issued to Jorel Management.(Incorporated herein by reference to Exhibit
               10.150 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.151 Employment Agreement, dated June 9, 1997, between Pollution Research and Control Corp. and Marcia Smith. (Incorporated herein by reference to Exhibit 10.151 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.152 Amended Employment Agreement dated February 9, 1998 between Pollution Research and Control Corp. and Cindy Gosselin. (Incorporated herein by reference to Exhibit 10.152 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.153 Letter Agreement dated 3-10-98 to annul the acquisition of Logan Research Limited (LRL) by Logan Medical Devices (LMD). (Incorporated herein by reference to Exhibit 10.153to the Annual Report on Form 10K for the fiscal year ended December 31, 1997.)

10.154* Purchase Agreement dated May 8, 1998 between Pollution Research and Control Corp. and Albert E. Gosselin, Jr. to purchase 400,000 Shares of Preferred Convertible Stock.

10.155* Purchase Agreement dated May 8, 1998 between Pollution Research and Control Corp. and Patricia Cudd to purchase 400,000 Shares of Preferred Convertible Stock.

10.156* Purchase Agreement dated May 8, 1998 between Pollution Research and Control Corp. and Gary L. Dudley to purchase 80,000 Shares of Preferred Convertible Stock.

10.157* Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and William T. Richey to purchase 20,000 shares of Common Stock.

10.158* Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Ronald E. Patterson to purchase 23,190 shares of Common Stock.

10.159* Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Ronald E. Patterson to purchase 68,810 shares of Common Stock.

10.160* Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Mayer Zarchi to purchase 20,000 shares of Common Stock.

10.161* Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Fred J. Zalokar to purchase 23,000 shares of Common Stock.

10.162* Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Frank T. Anaya to purchase 9,174 shares of Common Stock.

10.163* Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Donald A. Carstens to purchase 9,082 shares of Common Stock.

10.164* Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Alan L. Talesnick to purchase 18,000 shares of Common Stock.

10.165* Option to purchase 23,125 Shares of Pollution Research and Control Corp. issued to Phoenix Alliance, Inc.; Option Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Phoenix Alliance, Inc.

10.166* Agreement to purchase a technician service center in Macau from PIC Computers, Ltd. Agreement dated as of June 24, 1998 between Pollution Research and Control Corp. and PIC Computers, Ltd.

10.167* Option to purchase 13,750 Shares of Common Stock issued to Marcia Smith; Option Agreement dated as of December 14, 1998 between Pollution Research and Control Corp. and Marcia Smith.

10.168* Option to purchase 12,500 Shares of Common Stock issued to Cindy Gosselin; Option Agreement dated as of December 14, 1998 between Pollution Research and Control Corp. and Cindy Gosselin.

10.169* Promissory Note dated as of January 27, 1999 between Pollution Research and Control Corp. and Mark S. Rose.

10.170*        Option to purchase  48,000  Shares of Common Stock issued to Mark
               S. Rose; OptionAgreement dated as of January 27, 1999 between Pollution Research and Control Corp. and Mark S. Rose

10.171* Finder's Agreement dated January 27, 1999 between Pollution Research and Control Corp. and Rosemary Althaus.

10.172* Option to purchase 5,000 Shares of Common Stock of Pollution Research and Control Corp.; Option Agreement dated as of January 27, 1999 between Pollution Research and Control Corp. and Rosemary Althaus.

10.173* Purchase Agreement to purchase 25,000 units consisting of 25,000 shares of Common Stock and 25,000 Warrants to purchase Common Stock dated as of February 25, 1999 between Pollution Research and Control Corp. and William T. Richey.

10.174* Purchase Agreement to purchase 133,333 units consisting of 133,333 shares of Common Stock and 133,333 Warrants to purchase Common Stock dated as of February 25, 1999 between Pollution Research and Control Corp. and Ronald E. Patterson.

10.175* Purchase Agreement to purchase 66,666 units consisting of 66,666 shares of Common Stock and 66,666 Warrants to purchase Common Stock dated as of February 25, 1999 between Pollution Research and Control Corp. and Phillip Huss.

10.176* Option to Purchase 25,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Anthony Reneau;Option Agreement dated as of February 25, 1999 between Pollution Research and Control Corp. and Anthony Reneau.

10.177* Purchase Agreement to purchase 14,000 units consisting of 14,000 shares of Common Stock and 14,000 Warrants to purchase Common Stock dated as of February 25, 1999 between Pollution Research and Control Corp and Alan L. Talesnick.

21*            List of Subsidiaries.


*Filed herewith.