Form 10QSB
period 1999-03-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1999-05-13
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended March 31, 1999

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

Yes   X    No
    -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                         Date              No. of Shares Outstanding
       -----                         ----              -------------------------
       Common                    May 10, 1999                   3,326,770

Traditional Small Business Disclosure Format (check one):
YES   X           No ___

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-QSB
                  For the Six-Month Period Ended March 31, 1999


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I   Financial Information

         Item 1.    Financial Statements:

                    Consolidated Balance Sheet                               3
                    Consolidated Statements of Operations                    5
                    Consolidated Statements of Cash Flows                    6
                    Consolidated Statement of Shareholders Equity            7
                    Notes to Financial Statements                            9

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            10

Part II  Other Information                                                   12

         Item 6(b)  Reports on Form 8-K                                      12

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)

                                                                        As Of
                                                                       03/31/99
                                                                       --------
CURRENT ASSETS

         Cash                                                         $  180,537

         Accounts receivable, trade, less allowance for doubtful         252,239
         accounts of $ 4,734

         Inventories (Note 2)                                          1,640,523

         Other current assets                                             19,340
                                                                      ----------

         TOTAL CURRENT ASSETS                                          2,092,639
                                                                      ----------

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, less accumulated depreciation of $190,203                  105,271
                                                                      ----------

OTHER ASSETS

         Advances to joint venture                                       203,938

         Technical service center                                        600,000

         Other intangible assets                                          35,134

         Other assets                                                     12,140
                                                                      ----------

TOTAL OTHER ASSETS                                                       851,212
                                                                      ----------

TOTAL ASSETS                                                          $3,049,122
                                                                      ==========




See notes to financial statements

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                                                       As of
CURRENT LIABILITIES                                                   3/31/99
                                                                      -------

         Notes payable                                              $   147,342

         Accounts payable                                               225,060

         Accrued liabilities (Note 3)                                   598,423
                                                                    -----------

TOTAL CURRENT LIABILITIES                                               970,825
                                                                    -----------


DEFERRED RENT                                                            54,502
                                                                    -----------



SHAREHOLDERS' EQUITY : (Note 4)

         Preferred Stock, no par value; 20,000,000
             shares authorized, none issued and outstanding
         Common Stock, no par value; 30,000,000 shares
            authorized,  3,326,770 issued and outstanding             6,910,270
         Other paid in capital                                          942,081
         Accumulated deficit                                         (5,828,556)
                                                                    -----------


         TOTAL SHAREHOLDERS' EQUITY                                 $ 2,023,795
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 3,049,122
                                                                    ===========




See notes to financial statements


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                                                                   Three Months
                                                                 Ended March 31,
                                                           --------------------------
                                                               1999          1998
                                                           -----------    -----------

Net Revenues                                               $   648,921    $   577,031

Cost of goods sold                                             542,775        216,098
                                                           -----------    -----------
         Gross profit                                          106,146        360,933
                                                           -----------    -----------

Operating expenses:
         Selling, general and administrative expenses          328,667        362,266
         Research and development                                1,480            960
                                                           -----------    -----------
                  Total operating expenses                     330,147        363,226
                                                           -----------    -----------
         Loss from operations                                 (224,001)        (2,293)

Other Income (Expense)
         Interest Expense                                      (18,101)        (2,414)
         Interest and other income                                --               29
                                                           -----------    -----------

Loss from continuing operations
         Before Income Taxes                                  (242,102)        (4,678)
Provision for income taxes                                        --             --
                                                           -----------    -----------

Income (loss) from continuing operations                      (242,102)        (4,678)

Discontinued operations
         Income (loss) from discontinued operations               --          (40,796)
         Gain on disposal                                         --          154,575
                                                           -----------    -----------
                                                                  --          113,779
                                                           -----------    -----------

Net Income                                                 ($  242,102)   $   109,101
                                                           ===========    ===========


Earnings per share
         Net Income (loss) per share - basic and diluted
                  Continuing operations                    $     (0.09)   $     (.002)
                                                           ===========    ===========
                  Discontinued operations                  $      --      $       .05
                                                           ===========    ===========

Weighted Average Shares                                      2,564,072      2,168,433
                                                           ===========    ===========


See notes to financial statements

                                          5

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months
                                                             Ended March 31
                                                         ---------------------
                                                           1999         1998
                                                         --------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       ($242,102)   $ 109,101
Adjustments to reconcile net income to net cash
         used for operating activities:
         Gain on disposal of subsidiary                      --       (154,575)
         Losses on disposed subsidiary                       --         26,418
         Depreciation and amortization                     17,849       37,917
         Deferred income taxes                               --           --
         Deferred rent                                     (3,633)      22,379
         Changes in operating assets and liabilities:
         Accounts receivable, trade, net                   20,794      (56,988)
         Inventories                                      (13,368)     224,587
         Other current assets                              (5,261)       9,776
         Other assets                                     (12,140)         998
         Accounts payable                                 (31,633)     (99,011)
         Accrued liabilities                               30,362     (119,814)
         Unearned revenue                                    --       (143,695)
                                                        ---------    ---------
Net cash used for operating activities                   (239,132)    (142,907)
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan fees                                                 (10,000)        --
Acquisition of property, equipment and leasehold
         improvements                                        --         (1,919)
                                                        ---------    ---------
         Net cash used for investing activities           (10,000)      (1,919)
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements of stock                 199,375         --
    Advances on notes payable                             147,343      (20,000)
Net increase (decrease) in Nutek line of credit              --       (104,086)
Repayments of long-term debt                                 --        (30,084)
Repayment of advances to related parties                   19,000         --
                                                        ---------    ---------

         Net cash provided by financing activities        365,718     (154,170)
                                                        ---------    ---------
NET INCREASE (DECREASE) IN CASH                           116,586     (298,996)
CASH AT BEGINNING OF PERIOD                                63,951      514,895
                                                        ---------    ---------
CASH AT END OF PERIOD                                   $ 180,537    $ 215,899
                                                        =========    =========
Supplemental Disclosure:
         Cash paid for:
                             Interest                   $  18,101    $  23,870
                             Taxes                      $    --      $    --



See notes to financial statements


                   POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         For the Three Months Ended March 31, 1999



                 Series A Preferred Stock  Series B Preferred Stock      Common Stock
                    Shares      Amount        Shares     Amount       Shares      Amount
                    ------      ------        ------     ------       ------     ------
BALANCE
12/31/98            220,000    $  2,200      450,000   $   4,500    2,368,439   $ 6,704,195

Issuance of
warrants with
note payable

Conversion of
Series A and
Series B
preferred stock
to common
stock              (220,000)   $ (2,200)   $(450,000)  $  (4,500)   $ 670,000   $     6,700

Issuance of
common
stock net
of issuance
costs of
$16,875                                                               288,331   $   199,375

Net Loss for
the three
months                 --          --           --          --           --            --
                  ---------    --------    ---------   ---------   ----------   -----------

Balance
March 31,1999           -0-         -0-          -0-         -0-    3,326,770   $ 6,910,270
                  =========    ========    =========   =========   ==========   ===========


Table continued on next page.



        POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Three Months Ended March 31, 1999

                            (Continued)



                                Other                       Total
                  From Sale    Paid In    Accumulated   Shareholders
                   of Stock    Capital      Deficit        Equity
                   --------    -------      -------        ------


BALANCE
12/31/98                      $ 928,831   $(5,586,454)  $ 2,053,272

Issuance of
warrants with
note payable                  $  13,250                 $    13,250

Conversion of
Series A and
Series B
preferred stock
to common
stock

Issuance of
common
stock net
of issuance
costs of
$16,875                                                 $   199,375

Net Loss for
the three
months                             --        (242,102)     (242,102)
                              ---------   -----------   -----------

Balance
March 31,1999                 $ 942,081   $ 5,828,556   $ 2,023,795
                              =========   ===========   ===========


See notes to financial statements

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

The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2. Inventories:

Inventories at March 31, 1999 consisted of the following:

                         Raw Materials      $  842,578
                         Work-in-Progress      424,234
                         Finished Goods        373,711
                                            ----------
                                            $1,640,523
                                            ==========


3. Accrued Expenses:

Accrued expenses at March 31, 1999 consisted of the following:

                Accrued settlement loss - Nutek, Inc.   $349,397
                Accrued payroll and related taxes        190,501
                Accrued vacation                          25,013
                Current portion of deferred rent          23,012
                Other                                     10,500
                                                        --------
                                                        $598,423
                                                        ========

4. Shareholders' Equity:

During the first quarter of 1999, the Company received $199,375, net of $16,875 of issuance costs, from the issuance of 288,331 shares of common stock under a private placement. As part of the private placement, the Company issued three-year warrants to purchase 288,331 shares of common stock at $.75 per share.

During the first quarter of 1999 all of the holders of the Series A & Series B preferred stock converted their shares to 670,000 shares of common stock in accordance with the original conversion terms.

5. Discontinued Operations:

In April, 1998 and February, 1998 the Company discontinued the operations of two of its subsidiaries, Nutek, Inc. and Logan Research Limited.

6. Notes Payable:

During the first quarter of 1999, the Company borrowed $100,000 under a four-month note, bearing interest at 11% per annum. In conjunction with this loan, the Company issued the note holder three-year warrants to purchase 48,000 shares of common stock at $.75 per share. The Company paid loan fees of $10,000 plus warrants to purchase an additional 5,000 shares of common stock at $.75 per share.

7. Contingencies:

In connection with the  discontinued  operations of Nutek,  Inc. as discussed in
Note 5, the Company is party to a lawsuit filed by the major secured lender of Nutek. The Company has accrued a settlement loss of approximately $350,000 as the probable outcome of this lawsuit. The original claim filed was approximately $800,000, however, management is in settlement negotiations with the lender which confirm a maximum possible settlement figure of $450,000.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

General

The Company designs, manufactures and markets automated continuous monitoring instruments used to detect and measure various types of air pollution through its wholly-owned subsidiary, Dasibi Environmental Corp.

The Company has experienced operating losses during the past three quarters as it pumps up operations to manufacture and ship product to the People's Republic of China pursuant to an agreement signed in June 1998. The Company expects to ship the first such product in May 1999, however performance under the China contract is dependent on the Company obtaining additional financing. If such financing is not obtained, the Company may not be able to perform under such contract which, in turn, could adversely impact the Company's business.

The Company's future operating results may be affected by a number of factors, including: uncertainties relative to global economic conditions; industry factors; the availability and cost of components; the Company's ability to develop, manufacture and sell its products profitably; the Company's ability to successfully increase its market share in its core business while expanding its products base into other markets; the strength of its distribution channels, and the Company's ability to effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999, versus Three Months Ended March 31, 1998

Net revenues increased 12% from $577,031 during the first quarter of 1998 to $648,921 during the first quarter of 1999. The increase was primarily due to orders from core customers who are not influenced by competitive price discounts experienced by the Company during the last four years.

Gross margin was 16% for the first quarter of 1999 versus 62% for the first quarter of 1998, because of the increased level of staff and operating structure begun in July 1998 in anticipation of shipment of equipment to China.

Selling, general and administrative expenses decreased $33,599, or 9% during the first quarter of 1999, versus the same period in 1998, principally due to cost cutting procedures of reduced travel and administrative salaries to decrease working capital drain.

As a result of the foregoing factors, net operating loss increased from a net operating loss of ($4,678) during the three months ended March 31, 1998 to a net operating loss of ($242,102) during the three months ended March 31, 1999.

Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities. The low market value of the Company's securities and its unstable operating performance has severely restricted access to capital.

Net cash used in operating activities in the three months ended March 31, 1999, amounted to $239,132, due to the net operating loss of $242,000. The Company's cash level decreased 16% as compared to the end of the first quarter of 1998, a total of $35,000 consisting of $239,000 applied to operating activities, offset by $365,000 raised through a private placement of common stock and additional borrowings.

Working capital was $1,121,814 at March 31, 1999.

The Company has no material commitments for capital expenditures as of March 31, 1999. The Company believes it would be able to meet its current obligations with funds generated from operations during the next twelve months.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Not applicable

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POLLUTION RESEARCH AND CONTROL CORP.
                                          ------------------------------------
                                                      (Registrant)


Date: May 10, 1999                        By: /s/ Albert E. Gosselin Jr
      ------------                            ---------------------------------
                                              Albert E. Gosselin, Jr., President
                                              and Chief Executive Officer