Form 10QSB
period 1999-06-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1999-08-10
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended June 30, 1999

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

Yes X  No _

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                       Date            No. of Shares Outstanding
         -----                       ----            -------------------------
         Common                 August 10, 1999              3,726,770

Traditional Small Business Disclosure Format (check one):
YES   X           No ___

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-QSB
                  For the Six-Month Period Ended June 30, 1999


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I  Financial Information

     Item 1.   Financial Statements:

               Consolidated Balance Sheet                                     3
               Consolidated Statements of Operations                          5
               Consolidated Statement of Shareholders Equity                  7
               Consolidated Statement  of Cash Flows                          8
               Notes to Financial Statements                                  9

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

Part II  Other Information                                                   13

     Item 1    Legal Proceedings
     Item 6(b) Reports on Form 8-K                                           13

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)

                                                                         As Of
                                                                       06/30/99
                                                                       --------
CURRENT ASSETS

         Cash                                                         $  147,452

         Accounts receivable, trade, less allowance for doubtful       2,207,520
         accounts of $4,734

         Inventories (Note 2)                                          1,587,900

         Other current assets                                             14,319
                                                                      ----------

         TOTAL CURRENT ASSETS                                          3,957,191
                                                                      ----------

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, less accumulated depreciation of $196,428                   99,046
                                                                      ----------

OTHER ASSETS

         Advances to joint venture                                       203,938

         Technical service center                                        600,000

         Other intangible assets                                          75,176

         Other assets                                                     12,140
                                                                      ----------

TOTAL OTHER ASSETS                                                       891,254
                                                                      ----------

TOTAL ASSETS                                                          $4,947,491
                                                                      ==========


See notes to financial statements

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                        As of
                                                                       6/30/99
                                                                       -------
CURRENT LIABILITIES

         Notes payable                                              $   892,177

         Accounts payable                                               319,886

         Accrued expenses (Note 3)                                      496,303
                                                                    -----------

TOTAL CURRENT LIABILITIES                                             1,708,366
                                                                    -----------


DEFERRED RENT                                                            50,869
                                                                    -----------

LONG TERM DEBT                                                          300,000
                                                                    -----------

SHAREHOLDERS' EQUITY : (Note 4)

         Preferred Stock, no par value; 20,000,000
             shares authorized, none issued and outstanding
         Common Stock, no par value; 30,000,000 shares
            authorized,  3,726,770 issued and outstanding             7,311,520
         Other paid in capital                                          952,081
         Accumulated deficit                                         (5,375,345)
                                                                    -----------


         TOTAL SHAREHOLDERS' EQUITY                                 $ 2,888,256
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 4,947,491
                                                                    ===========


See notes to financial statements


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months
                                                              Ended June 30,
                                                            -------------------
                                                            1999           1998
                                                            ----           ----
Net Revenues                                            $2 ,292,976    $   652,887

Cost of goods sold                                        1,166,147        578,585
                                                        -----------    -----------
         Gross profit                                     1,126,829         74,302
                                                        -----------    -----------

Operating expenses:
         Selling, general and administrative expenses       426,007        313,924
         Research and development                             4,230          8,168
                                                        -----------    -----------
                  Total operating expenses                  430,237        322,092
                                                        -----------    -----------
         Income (loss)  from operations                     696,592       (247,790)

Other Income (Expense)
         Interest Expense                                  (134,381)        (9,530)
         Other income (expense)                            (109,000)            10
                                                        -----------    -----------

Income (loss) from continuing operations
         Before Income Taxes                                453,211       (257,310)
Provision for income taxes                                     --             --
                                                        -----------    -----------

Income (loss) from continuing operations                    453,211       (257,310)

Discontinued operations (Note 5)
         Income (loss) from discontinued operations            --          (84,844)
         Loss on disposal                                      --         (668,989)
                                                        -----------    -----------
                                                               --         (753,833)
                                                        -----------    -----------

Net Income                                              $   453,211    $(1,011,143)
                                                        ===========    ===========

Earnings per share
         Net Income (loss) per share - basic
                  Continuing operations                 $       .13    $      (.12)
                                                        ===========    ===========
                  Discontinued operations               $      --      $      (.35)
                                                        ===========    ===========
         Net Income (loss) per share - diluted
                  Continuing operations                 $       .12    $      (.12)
                                                        ===========    ===========
                  Discontinued operations               $      --      $      (.35)
                                                        ===========    ===========
Weighted Average Shares
         Basic                                            3,467,881      2,169,711
                                                        ===========    ===========
         Diluted                                          3,834,931      2,169,711
                                                        ===========    ===========


See notes to financial statements

                                        5

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Six Months
                                                               Ended June 30,
                                                            -------------------
                                                            1999           1998
                                                            ----           ----
Net Revenues                                            $2 ,941,897    $ 1,229,918

Cost of goods sold                                        1,708,922        794,683
                                                        -----------    -----------
         Gross profit                                     1,232,975        435,235
                                                        -----------    -----------

Operating expenses:
         Selling, general and administrative expenses       754,674        676,190
         Research and development                             5,710          9,128
                                                        -----------    -----------
                  Total operating expenses                  760,384        685,318
                                                        -----------    -----------
         Income (loss)  from operations                     472,591       (250,083)

Other Income (Expense)
         Interest Expense                                  (160,482)       (11,944)
         Other income (expense)                            (101,000)            39
                                                        -----------    -----------

Income (loss) from continuing operations
         Before Income Taxes                                211,109       (261,988)
Provision for income taxes                                     --             --
                                                        -----------    -----------

Income (loss) from continuing operations                    211,109       (261,988)

Discontinued operations (Note 5)
         Income (loss) from discontinued operations            --         (111,262)
         Loss on disposal                                      --         (514,414)
                                                        -----------    -----------
                                                               --         (625,676)
                                                        -----------    -----------

Net Income                                              $   211,109    $  (887,664)
                                                        ===========    ===========

Earnings per share
         Net Income (loss) per share - basic
                  Continuing operations                 $       .06    $      (.12)
                                                        ===========    ===========
                  Discontinued operations               $      --      $      (.29)
                                                        ===========    ===========
         Net Income (loss) per share - diluted
                  Continuing operations                 $       .06    $      (.12)
                                                        ===========    ===========
                  Discontinued operations               $      --      $      (.29)
                                                        ===========    ===========

Weighted Average Shares
         Basic                                            3,302,587      2,169,711
                                                        ===========    ===========
         Diluted                                          3,621,177      2,169,711
                                                        ===========    ===========

See notes to financial statements

                                        6

                                       POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              For the Six Months Ended June 30, 1999


                                                                                                Other                      Total
                 Series A Preferred Stock  Series B Preferred Stock     Common Stock           Paid In    Accumulated  Shareholders'
                    Shares     Amount         Shares     Amount       Shares      Amount       Capital      Deficit       Equity
                    ------     ------         ------     ------       ------      ------       -------      -------       ------
BALANCE
12/31/98            220,000  $     2,200    450,000  $     4,500    2,368,439  $ 6,704,195   $   928,831  $(5,586,454)  $ 2,053,272

Issuance of
warrants with
note payable                                                                                      13,250                     13,250

Issuance of
common
stock &
warrants under
compromise
agreement                                                             100,000      175,000        10,000                    185,000

Conversion of
Series A and
Series B
preferred stock
to common
stock              (220,000)      (2,200)  (450,000)      (4,500)     670,000        6,700

Issuance of
common
stock net
of issuance
costs of
$45,625                                                               588,331      425,625                                  425,625


Net Income for
the six
months                 --           --         --           --           --           --            --        211,109       211,109
                -----------  -----------  ---------  -----------  -----------  -----------   -----------  -----------   -----------

Balance
June 30,1999            -0-          -0-        -0-          -0-    3,726,770  $ 7,311,520   $   952,081  $(5,375,345)  $ 2,888,256
                ===========  ===========  =========  ===========  ===========  ===========   ===========  ===========   ===========



See notes to financial statements

                                        7

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months
                                                                          Ended June 30
                                                                       -------------------
                                                                       1999           1998
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                  $   211,109    $  (887,664)
Adjustments to reconcile net income to net cash
         used for operating activities:
         Loss on disposal of subsidiary                                   --          514,415
         Losses on disposed subsidiary                                    --           26,418
         Depreciation and amortization                                  44,032         75,500
         Deferred rent                                                  15,746         18,745
    Changes in operating assets and liabilities:
         Accounts receivable, trade, net                            (1,910,487)      (142,184)
         Inventories                                                    39,255        244,587
         Other current assets                                             (240)         7,436
         Other assets                                                  (12,140)           987
         Accounts payable                                               63,194         (7,765)
         Accrued liabilities                                           254,626        (61,977)
         Unearned revenue                                                 --         (143,695)
                                                                   -----------    -----------
Net cash used for operating activities                              (1,294,905)      (355,197)
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Loan fees                                                     (60,000)          --
         Acquisition of property, equipment and leasehold
             improvements                                                 --           (1,922)
                                                                   -----------    -----------
         Net cash used for investing activities                        (60,000)        (1,922)
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from private placements of stock                     425,625        362,070

         Advances on notes payable and line of credit                  599,177        (70,000)
         Increase in amount due under Nutek settlement agreement       118,604       (104,086)
         Borrowings under long-term debt                               300,000           --
         Advances to related parties                                    (5,000)       (30,082)
                                                                   -----------    -----------
         Net cash provided by financing activities                   1,438,406        157,902
                                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH                                         83,501       (199,217)
CASH AT BEGINNING OF PERIOD                                             63,951        514,895
                                                                   -----------    -----------
CASH AT END OF PERIOD                                              $   147,452    $   315,678
                                                                   ===========    ===========
Supplemental Disclosure:
         Cash paid for:
                                    Interest                       $    36,712    $    27,782
                                    Taxes                          $      --      $      --



See notes to financial statements

                                        8

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation
------------------------

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

2. Inventories:
---------------

Inventories at June 30, 1999 consisted of the following:

                         Raw Materials      $  821,890
                         Work-in-Progress      414,227
                         Finished Goods        351,783
                                            ----------
                                            $1,587,900
                                            ==========


3. Accrued Expenses:
--------------------

Accrued expenses at June 30 , 1999 consisted of the following:

             Accrued facility fees under China Contract   $225,000
             Accrued payroll and related taxes             209,548
             Accrued vacation                               25,013
             Current portion of deferred rent               23,012
             Other                                          13,730
                                                          --------
                                                          $496,303
                                                          ========


4. Shareholders' Equity:
------------------------

During the second quarter of 1999, the Company received $229,500, net of $25,500 of issuance costs, from the issuance of 300,000 shares of common stock under a private placement.

During the first quarter of 1999, the Company received $196,125, net of $20,125 of issuance costs, from the issuance of 288,331 shares of common stock under a private placement. As part of the private placement, the Company issued three-year warrants to purchase 288,331 shares of common stock at $.75 per share.

During the first quarter of 1999 all of the holders of the Series A & Series B preferred stock converted their shares to 670,000 shares of common stock in accordance with the original conversion terms.

5. Discontinued Operations:
---------------------------

In April, 1998 and February, 1998 the Company discontinued the operations of two of its subsidiaries, Nutek, Inc. and Logan Research Limited.

6. Long Term Debt:
------------------

During the first quarter of 1999, the Company borrowed $100,000 under a four-month note, bearing interest at 11% per annum. In conjunction with this loan, the Company issued the note holder three-year warrants to purchase 48,000 shares of common stock at $.75 per share. The Company paid loan fees of $10,000 plus warrants to purchase an additional 5,000 shares of common stock at $.75 per share. This note was subsequently increased to $300,000 with interest at 12% per annum and is due in June, 2000.

7. Notes Payable:
-----------------

In June, 1999 the Company entered into a compromise settlement agreement with Fidelity Federal, the major secured lender of Nutek. Under this agreement, the Company agreed to repay $468,000 through issuance of 100,000 shares of common stock (valued at $1.75 per share on date of issuance) and payment on December 26, 1999 of the remaining balance due, including interest accruing from the settlement date at 12% per annum. The Company is required to register the 100,000 shares and sell them on behalf of Fidelity Federal. The net proceeds from the sale of these shares will be used to reduce the balance owed Fidelity Federal under the settlement agreement. In addition, the Company issued warrants to purchase 20,000 shares of the Company's common stock at $.75 per share to Fidelity Federal as an inducement to enter into this settlement agreement.

On May 28, 1999 the Company entered into an 18% subordinated convertible debenture agreement for $500,000 due December 1, 1999. The debenture is convertible into the Company's common stock at any time at the option of the holder. The conversion price is the lesser of 80% of the market price of the common stock on the date of conversion or 115% of the market price of the common stock on May 28, 1999. As part of this agreement, the Company agreed to to repay $101,000 received from the debenture holder in 1998 that was previously reported as income in 1998. In addition, the Company paid $50,000 and issued warrants to purchase 105,000 shares of the Company's common stock at $1.50 per share as loan fees.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

General
-------

The Company designs, manufactures and markets automated continuous monitoring instruments used to detect and measure various types of air pollution through its wholly-owned subsidiary, Dasibi Environmental Corp.

The Company experienced operating losses during the three quarters ending March 31, 1999 as it geared up operations to manufacture and ship product to the People's Republic of China pursuant to a contract signed in June 1998 (The "China Contract"). The Company shipped the first such product in June 1999, however,complete performance under the China Contract is dependent on the Company obtaining additional financing. If such financing is not obtained, the Company may not be able to perform under such contract which, in turn, could adversely impact the Company's business.

The Company's future operating results also may be affected by a number of important factors, including: but not limited to uncertainties relative to global economic conditions; industry factors; the availability and cost of components; the Company's ability to develop, manufacture and sell its products profitably; the Company's ability to successfully increase its market share in its core business while expanding its products base into other markets; the strength of its distribution channels, and the Company's ability to effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins.

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1999, versus Three Months Ended June 30, 1998
-------------------------------------------------------------------------

Net revenues increased 251% from $652,887 during the second quarter of 1998 to $2,292,976 during the second quarter of 1999. The increase was primarily due to shipment of the first product under the China Contract which substantially exceeded domestic and other international shipments.

Gross profit margin was 49% for the second quarter of 1999 versus 11% for the second quarter of 1998, primarily because of negotiated, fair product sales prices allowed until the terms of the China contract. The higher margin has been considered normal for the Company's business.

Selling, general and administrative expenses increased $112,083, or 35% during the second quarter of 1999, versus the same period in 1998, principally due to a larger workforce required to perform the increased manufacturing demands required by the China contract.

As a result of the foregoing factors, net operating income increased from a net operating loss of ($257,310) during the three months ended June 30, 1998 to a net operating income of $453,211 during the three months ended June 30, 1999.

Six Months Ended June 30, 1999, versus Six Months Ended June 30, 1998
---------------------------------------------------------------------

Net revenues increased 139% from $1,229,918 during the first half of 1998 to $2,941,897 during the first half of 1999. The increase was primarily due to product shipment under the China Contract which substantially exceeded domestic and other international shipments.

Gross profit margin was 42% for the first half of 1999 versus 35% for the first half of 1998, primarily because of negotiated, fair, product sales prices allowed under the terms of the China Contract, based on historical Company margins.

Selling, general and administrative expenses increased $78,484, or 12% during the first half of 1999, versus the same period in 1998, principally due to a larger workforce required to perform the increased manufacturing demands required by the China Contract.

As a result of the foregoing factors, net operating income increased from a net operating loss of ($261,988) during the six months ended June 30, 1998 to a net operating income of $211,109 during the six months ended June 30, 1999.

Liquidity and Capital Resources
-------------------------------

The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities. The low market value of the Company's securities and its unstable operating performance has severely restricted access to capital.

Net cash used in operating activities in the six months ended June 30, 1999, amounted to $1,294,905, due to the increase in receivables (primarily from the shipment of products to China). The Company's cash level increased 131% as compared to the end of the last quarter of 1998, primarily due to a private placement of common stock amounting to $425,000 and additional borrowings of net $953,000 resulting in a net increase of $83,500.

Working capital was $2,248,825 at June 30, 1999.

The Company has no material commitments for capital expenditures as of June 30, 1999. The Company believes it will be able to meet its current obligations with funds generated from operations during the next twelve months, however, expanded operations will require additional working capital to be provided by additional financing.

Inflation
---------

The Company believes that inflation has not had a material impact on its business.

Seasonality
-----------

The Company does not believe that its business is seasonal.

Year 2000 Compliance
--------------------

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Not applicable

     (b) The Company did not file any reports on Form 8-K during the three months ended June 30 , 1999.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         POLLUTION RESEARCH AND CONTROL CORP.
                                         ------------------------------------
                                                    (Registrant)


Date: August 10, 1999                    By: /s/ Albert E. Gosselin, Jr
---------------------                    ------------------------------
                                         Albert E. Gosselin, Jr., President and
                                         Chief Executive Officer


Date: August 10, 1999                    By: /s/ Donald Ford
---------------------                    -------------------
                                         Donald Ford
                                         Chief Financial Officer