Form 10QSB
period 1999-09-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 1999-11-12
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended September 30, 1999

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

Yes X  No _

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                           Date              No. of Shares Outstanding
     -----                           -----             -------------------------
     Common                     November 8, 1999                4,036,770

Traditional Small Business Disclosure Format (check one):
YES X  No ___

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-QSB
               For the Nine-Month Period Ended September 30, 1999


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I   Financial Information

         Item 1.     Financial Statements:

                     Consolidated Balance Sheet                               3
                     Consolidated Statements of Operations                    5
                     Consolidated Statement of Shareholders Equity            7
                     Consolidated Statement  of Cash Flows                    8
                     Notes to Financial Statements                           10

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           13

Part II  Other Information                                                   16

         Item 1      Legal Proceedings                                       16
         Item 6(b)   Reports on Form 8-K                                     16

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)

                                                                       As of
                                                                       09/30/99
                                                                       --------
CURRENT ASSETS

         Cash                                                         $  279,629

         Accounts receivable, trade, less allowance for doubtful       2,522,041
         accounts of $ 4,734

         Inventories (Note 2)                                          1,784,013

         Prepaid expenses (Note 3)                                       618,994

         Other current assets                                              8,214
                                                                      ----------

         TOTAL CURRENT ASSETS                                          5,212,891
                                                                      ----------

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, less accumulated depreciation of $202,653                  102,569
                                                                      ----------

OTHER ASSETS

         Advances to joint venture                                       203,938

         Technical service center                                        600,000

         Other intangible assets                                          88,112

         Other assets                                                     12,140
                                                                      ----------

TOTAL OTHER ASSETS                                                       904,190
                                                                      ----------

TOTAL ASSETS                                                          $6,219,650
                                                                      ==========

See notes to financial statements

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                      As of
CURRENT LIABILITIES                                                   9/30/99
                                                                      -------

         Notes payable                                              $ 1,830,303

         Accounts payable                                               342,787

         Accrued expenses (Note 4)                                      320,993
                                                                    -----------

TOTAL CURRENT LIABILITIES                                             2,494,083
                                                                    -----------


DEFERRED RENT                                                            47,235
                                                                    -----------


SHAREHOLDERS' EQUITY : (Note 5)

         Preferred Stock, no par value; 20,000,000
             shares authorized, none issued and outstanding
         Common Stock, no par value; 30,000,000 shares
            authorized,  4,036,770 issued and outstanding             7,695,420
         Other paid in capital                                        1,106,216
         Accumulated deficit                                         (5,123,304)
                                                                    -----------


         TOTAL SHAREHOLDERS' EQUITY                                 $ 3,678,332
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 6,219,650
                                                                    ===========


See notes to financial statements




                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three Months
                                                            Ended September 30,
                                                        --------------------------
                                                            1999           1998
                                                        -----------    -----------

Net Revenues                                            $ 2,814,886    $   944,754


Cost of goods sold                                        1,504,944        493,412
                                                        -----------    -----------
         Gross profit                                     1,309,942        451,342
                                                        -----------    -----------

Operating expenses:
         Selling, general and administrative expenses       860,319        513,687
         Research and development                            49,866          3,780
                                                        -----------    -----------
                  Total operating expenses                  910,185        517,467
                                                        -----------    -----------
         Income (loss)  from operations                     399,757        (66,125)


Other Income (Expense)
         Interest Expense                                  (141,096)        (7,935)
         Other income (expense)                              (5,020)         3,490
                                                        -----------    -----------

Income (loss) from continuing operations
         Before Income Taxes                                253,641        (70,570)
Provision for income taxes                                    1,600           --
                                                        -----------    -----------

Income (loss) from continuing operations                    252,041        (70,570)

Discontinued operations (Note 6)
         Income (loss) from discontinued operations            --            2,712
         Loss on disposal                                      --         (503,997)
                                                        -----------    -----------
                                                               --         (501,285)
                                                        -----------    -----------

Net Income                                              $   252,041    $  (571,855)
                                                        ===========    ===========

Earnings per share
         Net Income (loss) per share - basic
                  Continuing operations                 $       .06    $      (.03)
                                                        ===========    ===========
                  Discontinued operations               $      --      $      (.21)
                                                        ===========    ===========
         Net Income (loss) per share - diluted
                  Continuing operations                 $       .06    $      (.03)
                                                        ===========    ===========
                  Discontinued operations               $      --      $      (.21)
                                                        ===========    ===========
Weighted Average Shares
         Basic                                            3,893,770      2,399,689
                                                        ===========    ===========
         Diluted                                          4,572,578      2,399,689
                                                        ===========    ===========


See notes to financial statements

                                       5


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Nine Months
                                                           Ended September 30,
                                                        --------------------------
                                                           1999            1998
                                                        -----------    -----------

Net Revenues                                            $ 5,756,783    $ 2,174,672


Cost of goods sold                                        3,213,866      1,288,094
                                                        -----------    -----------
         Gross profit                                     2,542,917        886,578
                                                        -----------    -----------

Operating expenses:
         Selling, general and administrative expenses     1,614,993      1,189,877
         Research and development                            55,576         12,908
                                                        -----------    -----------
                  Total operating expenses                1,670,569      1,202,785
                                                        -----------    -----------
         Income (loss)  from operations                     872,348        316,207


Other Income (Expense)
         Interest Expense                                  (293,578)       (19,879)
         Other income (expense)                            (114,020)         3,529
                                                        -----------    -----------

Income (loss) from continuing operations
         Before Income Taxes                                464,750       (332,557)
Provision for income taxes                                    1,600           --
                                                                       -----------

Income (loss) from continuing operations                    463,150       (332,557)

Discontinued operations (Note 6)
         Income (loss) from discontinued operations            --         (108,550)
         Loss on disposal                                      --       (1,018,411)
                                                                       -----------
                                                               --       (1,126,961)
                                                        -----------    -----------

Net Income                                              $   463,150    $(1,459,518)
                                                        ===========    ===========

Earnings per share
         Net Income (loss) per share - basic
                  Continuing operations                 $       .13    $      (.15)
                                                        ===========    ===========
                  Discontinued operations               $      --      $      (.50)
                                                        ===========    ===========
         Net Income (loss) per share - diluted
                  Continuing operations                 $       .12    $      (.15)
                                                        ===========    ===========
                  Discontinued operations               $      --      $      (.50)
                                                        ===========    ===========

Weighted Average Shares
         Basic                                            3,499,648      2,245,518
                                                        ===========    ===========
         Diluted                                          3,997,402      2,245,518
                                                        ===========    ===========


See notes to financial statements

                                       6


                                       POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            For the Nine Months Ended September 30, 1999


                                                                                                             Other        Total
                 Series A Preferred Stock   Series B Preferred Stock      Common Stock         Paid In    Accumulated  Shareholders'
                    Shares       Amount       Shares       Amount     Shares        Amount     Capital      Deficit       Equity
                    -------------------       -------------------    -----------------------   -------      -------       ------

BALANCE
12/31/98            220,000    $  2,200       450,000    $  4,500    2,368,439   $ 6,704,195  $   928,831  $(5,586,454)  $ 2,053,272

Issuance of
warrants with
note payable and
debentures                                                                                         76,085                     76,085

Issuance of                                                            100,000       175,000       20,000                    195,000
common
stock &
warrants under
compromise
agreement

Conversion of      (220,000)     (2,200)     (450,000)     (4,500)     670,000         6,700
Series A and
Series B
preferred stock
to common
stock

Issuance of                                                            848,331       731,375                                 731,375
common
stock net
of issuance
costs of
$ 74,875

Shares & warrants
issued for
consulting services                                                     50,000        78,150       81,300                    159,450

Net Income for         --          --            --          --           --            --           --        463,150       463,150
the nine           --------    --------    ----------    --------   ----------   -----------  -----------  -----------   -----------
months

Balance
September 30, 1999      -0-         -0-           -0-         -0-    4,036,770   $ 7,695,420  $ 1,106,216  $(5,123,304)  $ 3,678,332
                   ========    ========    ==========    ========   ==========   ===========  ===========  ===========   ===========





See notes to financial statements

                                                                 7

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                          Nine Months
                                                                       Ended September 30
                                                                   --------------------------
                                                                       1999           1998
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                  $   463,150    $(1,459,518)
Adjustments to reconcile net income to net cash
         used for operating activities:
         Loss on disposal of subsidiary                                   --        1,018,411
         Losses on disposed subsidiary                                    --           26,418
         Depreciation and amortization                                 100,156         82,775
         Deferred rent                                                  12,112         15,112
    Changes in operating assets and liabilities:
         Accounts receivable, trade, net                            (2,225,008)        44,545
         Inventories                                                   156,858        143,723
         Prepaid expenses                                             (454,544)          --
         Other current assets                                           (4,135)         8,177
         Other assets                                                  (12,140)           987
         Accounts payable                                               86,095        (60,326)
         Accrued liabilities                                            79,316        (12,620)
         Unearned revenue                                                 --         (143,695)
                                                                   -----------    -----------
Net cash used for operating activities                              (2,111,856)      (336,011)
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Loan fees                                                     (50,000)          --
         Proceeds from auction of equipment                               --          165,064
         Acquisition of property, equipment and leasehold
             improvements                                               (9,748)        (1,919)
                                                                   -----------    -----------
         Net cash used for investing activities                        (59,748)       163,145
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from private placements of stock                     731,375        362,070
         Advances on notes payable and line of credit                1,237,303        218,125
         Increase in amount due under Nutek settlement agreement       118,604           --
         Borrowings under long-term debt                               300,000           --
         Repayments of debt                                               --         (556,835)
                                                                   -----------    -----------
         Net cash provided by financing activities                   2,387,282         23,360
                                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH                                        215,678       (149,506)
CASH AT BEGINNING OF PERIOD                                             63,951        514,895
                                                                   -----------    -----------
CASH AT END OF PERIOD                                              $   279,629    $   365,389
                                                                   ===========    ===========
Supplemental Disclosure:
         Cash paid for:
                        Interest                                   $   291,745    $    19,879
                        Taxes                                      $     1,600    $      --



See notes to financial statements

                                              8

                                   (Unaudited)

                                                                 Nine Months
                                                             Ended September 30
                                                             ------------------
                                                               1999       1998
                                                             --------   -------

Supplemental disclosure of noncash financing activities:
         Stock & warrants issued for:
                  Services                                   $ 39,862   $   --
                  Prepaid consulting services                 119,588       --
                  Loan fees                                    96,085       --
                  Debt repayment                              175,000       --

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

2.   Inventories:

Inventories at September 30, 1999 consisted of the following:

            Raw Materials                                           $   855,394
            Work-in-Progress                                            451,149
            Finished Goods                                              477,470
                                                                    -----------
                                                                    $ 1,784,013
                                                                    ===========

3.   Prepaid Expense:

Prepaid expense at September 30, 1999 consists of:

            Prepaid facility fees under China Contract              $   463,611
            Prepaid consulting services                                 150,383
            Other                                                         5,000
                                                                    -----------
                                                                    $   618,994
                                                                    ===========

4.   Accrued Expenses:

Accrued expenses at September 30, 1999 consisted of the following:

            Accrued travel and other costs under China Contract     $   100,000
            Accrued payroll and related taxes                           161,862
            Accrued vacation                                             25,013
            Current portion of deferred rent                             23,012
            Other                                                        11,106
                                                                    -----------
                                                                    $   320,993
                                                                    ===========

5.   Shareholders' Equity:

During the third quarter of 1999, the Company received $305,750, net of issuance costs, from the issuance of 260,000 shares of common stock under private placements. As part of the private placements, the Company issued three-year warrants to purchase 75,000 shares of common stock at $.75 and 75,000 shares at $2.40.

In addition, the Company issued 50,000 shares of common stock and warrants to purchase 100,000 shares of common stock at $.75 under a consulting agreement.

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

During the first quarter of 1999 all of the holders of the Series A and Series B preferred stock converted their shares to 670,000 shares of common stock in accordance with the original conversion terms.

6.   Discontinued Operations:

In September 1999 the Company was advised that Chinese technicians and engineers would not be able to obtain visas to Macau for training in a timely manner. The China State Environmental Protection Agency (SEPA) dictated that training and even future services should be based on a localized six city office network supplied by the Company. Therefore, on October 25, 1999 the Company rescinded the purchase of its Macau training center and retired 450,000 common shares which had been placed in escrow pending completion of the purchase.

7.   Notes Payable:

On October 7, 1999 the Company obtained an $800,000 working capital loan guaranteed by the California Export Finance Office (CEFO) and provided by World Trade Finance. The loan is at prime plus 3% and requires related fees of approximately $30,000. The expiry date is December 15, 1999 and the loan involves a U.C.C.1 on the assets of the Company and will be repaid with the proceeds of the 4th shipment Letter of Credit on the China project.

The Company received a working capital loan of approximately $380,000 from MFR Financial Resources Inc. as interim accounts payable financing with the intention and subsequent actual repayment by the CEFO guaranteed loan as discussed above. The fees for this 30 day loan were an estimated $56,000.

On September 1, 1999 the Company entered into 12% subordinated convertible debenture agreements totaling $300,000 due June 1, 2000. The debentures are convertible into the Company's common stock at any time at the option of the holder. The conversion price is the lesser of 80% of the market price of the common stock on the date of conversion or $2.25. In addition, the Company issued warrants to purchase 45,000 shares of the Company's common stock at $2.25 per share to the debenture holders. Additional warrants to purchase 18,000 shares of the Company's common stock at $2.25 were issued as loan fees.

In June, 1999 the Company entered into a compromise settlement agreement with Fidelity Federal, the major secured lender of Nutek. Under this agreement, the Company agreed to repay $468,000 through issuance of 100,000 shares of common stock (valued at $1.75 per share on date of issuance) and payment on February 1, 2000 of the remaining balance due, including interest accruing from the settlement date at 12% per annum. The Company is required to register the 100,000 shares and sell them on behalf of Fidelity Federal. The net proceeds from the sale of these shares will be used to reduce the balance owed Fidelity Federal under the settlement agreement. In addition, the Company issued warrants to purchase 20,000 shares of the Company's common stock at $.75 per share to Fidelity Federal as an inducement to enter into this settlement agreement.

On May 28, 1999 the Company entered into an 18% subordinated convertible debenture agreement for $500,000 due December 1, 1999. The debenture is convertible into the Company's common stock at any time at the option of the holder. The conversion price is the lesser of 80% of the market price of the common stock on the date of conversion or 115% of the market price of the common stock on May 28, 1999. As part of this agreement, the Company agreed to repay $101,000 received from the debenture holder in 1998 that was previously reported as income in 1998. In addition, the Company paid $50,000 and issued warrants to purchase 105,000 shares of the Company's common stock at $1.50 per share as loan fees.

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

The Company experienced operating losses during the three quarters ending March 31, 1999 as it geared up operations to manufacture and ship product to the People's Republic of China pursuant to a contract signed in June 1998 (The "China Contract"). The Company shipped the first such product in June 1999. The Company shipped the largest portion of the China Contract on September 30, 1999. Successful progress thus far has been largely due to obtaining working capital financing under a State of California (CEFO) guarantee.

A relatively minor shipment is due in the middle of November, at which time all equipment due will have been received in China. Training as required under the contract is essentially complete. Installation and start-up is 40% complete. The project status is ahead of schedule.

The Company's future operating results may be affected by a number of important factors, including: but not limited to the ability of the Company to obtain further contracts for China; uncertainties relative to global economic conditions; industry factors; the availability and cost of components; the Company's ability to develop, manufacture and sell its products profitably; the Company's ability to successfully increase its market share in its core business while expanding its products base into other markets; the strength of its distribution channels, and the Company's ability to effectively manage expense growth relative to revenue growth in anticipation of continued pressure on gross margins.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999, versus Three Months Ended September 30, 1998

Net revenues increased 198% from $944,754 during the third quarter of 1998 to $2,814,886 during the third quarter of 1999. The increase was primarily due to shipment of product under the China Contract which substantially exceeded domestic and other international shipments.

Gross profit margin was 46% for the third quarter of 1999 versus 48% for the third quarter of 1998, which range is considered normal for the Company's business.

Selling, general and administrative expenses increased $346,632, or 67% during the third quarter of 1999, versus the same period in 1998, principally due to a larger workforce required to perform the increased manufacturing demands required by the China Contract.

As a result of the foregoing factors, net operating income increased from a net operating loss of ($70,570) during the three months ended September 30, 1998 to a net operating income of $252,041 during the three months ended June 30, 1999.

Nine Months Ended  September  30, 1999,  versus Nine Months Ended  September 30,
1998

Net revenues increased 164% from $2,174,672 during the nine months ended September 30, 1998 to $5,756,783 during the nine months ended September 30, 1999. The increase was primarily due to product shipment under the China Contract which substantially exceeded domestic and other international shipments.

Gross profit margin was 44% for the nine months ended September 30, 1999 versus 41% for the nine months ended September 30, 1998, primarily because of higher margins on sales under the China Contract, versus margins on domestic shipments.

Selling, general and administrative expenses increased $425,116, or 36% during the nine months ended September 30, 1999, versus the same period in 1998, principally due to a larger workforce required to perform the increased manufacturing demands required by the China Contract.

As a result of the foregoing factors, net operating income increased from a net operating loss of ($332,557) during the nine months ended September 30, 1998 to a net operating income of $463,150 during the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities. See Note 7 of Notes to Consolidated Financial Statements for a discussion of borrowings and financings during the nine months ended September 30, 1999. The low market value of the Company's securities and its unstable operating performance has severely restricted the Company's access to capital, and when capital has been obtained it has been necessarily costly due to high interest costs and related loan fees.

Net cash used in operating activities in the nine months ended September 30, 1999, amounted to $2,111,856, primarily due to expenditures related to the shipment of products to China and contracted installation and training. The Company's cash level increased 337% as compared to December 31, 1998, primarily due to private placements of common stock amounting to $731,000 and additional borrowings of $1,537,000 resulting in a net increase of $215,700.

Working capital was $2,718,807 at September 30, 1999.

The Company has no material commitments for capital expenditures as of September 30, 1999. The Company has several short term borrowings which on the one hand, have been budgeted for repayment from scheduled payments from its China project and, on the other, have been receptive to extensions if payments are delayed past budget. The Company has experienced a four month delay in its receipt of "down payment deposit" funds on the China Contract equal to $450,000. All other payments have been received on such Contract albeit with delays by the Company's banks. At this time, there are no cash shortfalls in the Company. In this position the Company believes it will be able to meet its current obligations with funds generated from operations during the next twelve months. However, some combinations of significantly longer delay in "clearing" the down payment deposits for the China project, along with no extensions of some repayment loan dates would have a material adverse effect on the Company's business and financial results. In addition, expanded operations will continue to require additional working capital to be provided by additional financing. If such financing cannot be obtained, or can only be obtained at cost-prohibitive rates, the Company's expansion efforts will have to be curtailed or postponed, which have a material adverse effect on the Company's business and financial results.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Not applicable

     (b) The Company did not file any reports on Form 8-K during the three months ended September 30 , 1999.

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

                                         POLLUTION RESEARCH AND CONTROL CORP.
                                         ------------------------------------
                                                     (Registrant)


Date: November 8, 1999                   By: /s/ Albert E. Gosselin
                                         --------------------------
                                         Albert E. Gosselin, Jr., President and
                                         Chief Executive Officer


Date: November 8, 1999                   By: /s/ Donald Ford
                                         -------------------
                                         Donald Ford
                                         Chief Financial Officer