Form 10KSB
period 1999-12-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2000-04-13
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
{X} Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1999

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

Small Business Issuer's revenues for its most recent fiscal year: $7,314,976.

The aggregate market value of the voting stock held by non-affiliates of the Small Business Issuer, computed by reference to the average bid and asked prices of such stock on April 6, 2000 was $12,000,000.

Total number of pages - 396                 Exhibit Index is located at Page E-1

                      DOCUMENTS INCORPORATED BY REFERENCE:
       Certain exhibits to this Annual Report as set forth in the Exhibit
                           Index located at page E-1.

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 1999

                                TABLE OF CONTENTS

Part I                                                                      Page
                                                                            ----

         Item 1.     Description of Business                                  4
                     General                                                  4
                     History of the Company                                   4
                     The Air Pollution Industry                               5
                     Instrument Market                                        6
                     Control Market                                           6
                     Governmental Approval                                    7
                     Governmental Regulation and Enforcement                  8
                     Company Products                                         8
                     Marketing and Sales; Backlog                             9
                     Foreign Sales                                           10
                     Manufacturing and Purchasing                            10
                     Research and Development                                11
                     Employees                                               11
                     Competition                                             11
                     Intellectual Property                                   12

         Item 2.     Description of Properties                               12

         Item 3.     Legal Proceedings                                       12

         Item 4.     Submission of Matters to a Vote of Security Holders     13

Part II.

         Item 5.     Market for Common Equity and Related Stockholder
                     Matters                                                 14

         Item 6.     Management's Discussion and Analysis or Plan of
                     Operation                                               14
                     Liquidity and Capital Resources                         16
                     Seasonality                                             17
         Item 7.     Financial Statements                                    17

         Item 8.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures                    17

                                    TABLE OF CONTENTS

                                       (continued)

Part III                                                                   Page
                                                                           ----

         Item 9.     Directors, Executive Officers, Promoters
                      and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act      18
                     Directors, Executive Officers and Key Employees        18
                     Family Relationships                                   18
                     Business Experience                                    18
                     Section 16(a) Beneficial Ownership
                      Reporting Compliance                                  20


         Item 10.    Executive Compensation                                 20
                       Executive Compensation                               20
                       Compensation of Directors                            21
                       Employment Agreements                                21

         Item 11.    Security Ownership of Certain Beneficial Owners and
                     Management                                             22

         Item 12.    Certain Relationships and Related Transactions         23

         Item 13.    Exhibits and Reports on Form 8-KA
                         (a)   Exhibits                                     24
                         (b)   Reports on Form 8-KA                         24

Item 1. Description of Business

General

     The Company's core business for over twenty years has been primarily the design, manufacture and marketing of automated continuous monitoring instruments used to detect and measure various types of air pollution, such as "acid rain," "ozone depletion" and "smog episodes," through its wholly-owned subsidiary, Dasibi Environmental Corp. The Company's products are generally used to measure air pollution levels in geographic areas which range in size from small industrial sites to entire states or countries. The Company also supplies computer-controlled calibration systems that verify the accuracy of its instruments, data loggers to collect and manage pollutant information and final reporting software for remote centralized applications, which is classified as "core business related." Currently, the Company's primary market focus for its core business is The People's Republic of China. See "History of the Company and Recent Developments."

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

     In January, 1998, the Company began a reorganization program. The Company's management believed that it could secure long-term contractual business in The People's Republic of China ("China") sufficient to allow expansion of the Company's business independent of competitive price pressures which have been experienced since 1994 (see "Instrument Market" under this Item 1).

     In June 1998, the Company signed a $5.1 million dollar contract with China to supply air monitoring equipment and software in integrated systems to monitor, report, and predict on local regions the air pollutant levels in an eleven city network designated as Phase I and related to a China monitoring plan for over 600 cities. The effective starting date was coincident with the Company's arrangement of U.S. Bank and Export-Import (Ex-Im) guarantee for financing which occurred in June 1999. A multitude of "firsts" or learning steps for all parties involved contributed to the length of the financing period. During this time, in March, 1999 the Company signed a letter of intent in Beijing, China with The State Environmental Protection Agency for Phase II , an additional 20 to 25 cities including expansion of the network of the eleven cities of Phase I.

     An indicated date for the contract signing of Phase II is April, 2000 and at this time appears likely. Since the Company has chosen to focus primarily on the China market, it is vital that a continuous flow of business be obtained. To date, this has not been the case and a need for a high level of staffing continuously has contributed to a profit and loss "checkerboard" pattern. Management believes that award of Phase II with such potential side effects as position for future phases and possible joint venture projects in China would allow continuous profitable operation. Loss of Phase II would have a material adverse effect on the Company.

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

     Although manual sampling of both gases and particulates is still performed routinely, improvements in the reliability and accuracy of automated, continuous monitoring equipment, such as that manufactured and sold by the Company, have made manual sampling less desirable and automated monitoring increasingly common.
                                        5

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

Instrument Market

     The air pollution monitoring equipment market includes two markets: (i) source instrumentation for monitoring the source's pollutant emissions as they are discharged into the air and (ii) ambient air for instrumentation for monitoring ambient air pollution. The two markets are quite different in that source instrumentation is generally not subject to rigid governmental-imposed guidelines because of the difficult analyses involved, while ambient air instruments are subject to rigid governmental guidelines because the pollutants are easier to define and measure. Since 1994, the ambient market worldwide except for China, India, and the Philippines has approached saturation with extremely competitive bid situations which have significantly impacted gross profit margins. Since 1994, the Company has focused a majority of its world-wide marketing budget and effort to China, for cost efficient effect to improve gross profit margin. In 1998, the Company directed its entire marketing effort to China.

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

     The Company completed development, in 1991, of a Model 7001 beta-gauge to measure sub- micronic particulates, a Model 8001 data-logger to gather and transmit measured air pollutant information.

     In February 1994, the Company acquired the technology and inventory of the Byron Hydrocarbon Analyzer line which resulted in a completion of the ability to offer a System 1000. This analyzer is a micro- processor controlled, gas chromatograph type methane, non-methane analyzer designated as Model 302.

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

     Historically, foreign sales represented approximately 50 percent of the Dasibi Environmental subsidiary - the core business. Currently foreign sales account for approximately 85%. In 1999, one customer, China, accounted for 67% of the sale of the Company products.

     The Company's core business sales in the export market are evenly distributed among all of its products. Export sales are billed and paid in United States dollars only. In 2000, it is expected that one customer, China, may account for as much as 90% of the sale of the Company products.

     The Company's core business instruments have been sold during the past 10 years to over 500 customers in the U.S. and over 30 foreign countries and have been made up of a small percentage (3% to 5%) industrial manufacturers of Fortune 500 size, and the remaining percentage in state, city, local, federal, foreign governmental agencies, and educational and research institutions. The technological life of the largest selling instrument of the Company to nearly all of the referenced customers - the 1003-AH Ozone Monitor, is thirty years and counting - still ordered currently. Since 1994 a competitive price pressure by large instrument manufacturers has resulted in continually declining sales with a corresponding loss in the total number of customers each year. Therefore while the percentages indicated above are fairly stable, the Company has reorganized to focus its marketing and sales efforts to a single, but largest market in the world. The Company now has a "base" core business of customers in the U.S. and around the world which is relatively small but requires only minimum marketing effort, and a potentially large China business which can be pursued efficiently.

     Historically, none of the Company's business has been subject to the re-negotiation of profits, and no government orders have ever been terminated. The indicated core business backlog at December 31, 1999 was approximately $400,000 which amount the Company considers immaterial. However, the Company has a letter of intent from China for approximately 10 to 12 million dollars. The Company believes that the contract will be signed during April, 2000 and that the project can be commenced no later than July, 2000. Commencement of the project before the end of July in the year 2000 is a material condition to the Company's profitability or loss status for the year 2000.

Foreign Sales

     The following table sets forth certain information regarding the Company's foreign sales for the last two fiscal years:
                                                              Year Ended
                                                              December 31,
                                                              ------------
                                                           1999          1998
                                                           ----          ----
                                                              (In thousands)
 Aggregate sales to unaffiliated foreign customers:

 Europe and The United Kingdom                            $  358         $ 987

 Asia and Pacific Rim                                     $5,200         $ 934

 Latin America & Other                                    $  173         $ 397



     During the fiscal year ended December 31, 1998 no one customer accounted for more than 10% of net sales. During fiscal 1999 China accounted for more than 65% of net sales.

     Historically, backlog has not been significant to the Company's operations because orders usually require delivery in 45 to 60 days. As of December 31, 1999, the Company had approximately $400,000 in "firm" orders which required delivery in 90 days or less, a backlog which the Company does not consider significant.

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

     Because of competive price pressure budget restraints, the Company has been limiting Flue Gas Purification System development work.

Employees

     As of April 6, 2000, the Company had 45 full-time employees, of whom 5 were engaged in administration, 7 in engineering, 31 in manufacturing and 2 in sales and marketing. None of the Company's employees are represented by a labor union. The Company has never had a strike or lockout and considers its employee relations to be good.

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

     Albert E. Gosselin, Jr., the Company's co-founder, has, for the past several years, devoted personal research time to developing an innovative, cost conscious system for purifying exhaust gases. His efforts resulted in the filing of a patent application for such system on behalf of the Company in April 1994, subsequently granted in September 1996, and a second grant in March, 1999, both assigned to the Company for $1.00.

Item 2. Description of Properties

     In July 1994, the Company moved its administrative, instrument manufacturing and employee facilities to 39,070 square feet, increased to 45,000 square feet in 1997, at 506 Paula Avenue, Glendale, California. The Company leases the space from an unaffiliated third party for a term of ten years commencing as of July 1, 1994, at a base rent of $24,223 per month plus operating costs and taxes, with a provision for increases in the base rent related to increases in the Consumer Price Index to the present rent of $31,000 per month. The Company utilizes most of its existing office and manufacturing space and believes that such space is more than adequate for its needs for the foreseeable future.

Item 3. Legal Proceedings

New Era Capital, Inc. vs PRCC, DEC
----------------------------------
Case No. E0028408

     In November, 1999, Barry Soltani, a Director of the Company, filed a lawsuit against the Company alleging that certain monies are owed to him by the Company. The Company estimates Mr. Soltani's claim as approximately $100,000. The Company has answered the complaint, asserted a number of defenses and intends to defend itself vigorously in this matter. In December, 1999 the Company filed a cross complaint against Mr. Soltani alleging, among other items, that Mr. Soltani had breached his fiduciary duties as a Director.

Soltani, Etemad, Pic Computers etal vs PRCC, DEC
------------------------------------------------
Case No. BC227020

     In April, 2000, the above plaintiffs filed a lawsuit against the Company alleging breach of contract and fraud surrounding the purchase and return of a training facility or business property in Macau, China. The Company is unable to evaluate the value of the claim at this time. The Company has not yet answered the Complaint but believes it has a number of defenses in this matter and intends to defend itself vigorously. See Item 12. "Certain Relationships and Related Transactions."

Taylor, Taylor & Dreifus vs PRCC
--------------------------------
No. 99-1100-CA01 Circuit Court Escambia, Florida

     In June, 1999, a lawsuit was filed against the Company by Taylor, Taylor, & Dreifus, a Florida general partnership alleging default by the Company under a promissory note and failing to make lease payments, all relating to the Nutek subsidiary bankruptcy of 1998. The amount of claim is estimated at $300,000. The Company is vigorously defending the litigation and has filed a counterclaim against the partnership alleging that the note and lease payments are not due because of fraudulent representations made at the time of acquisition of the Nutek business. No discovery has taken place at this time.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded over-the-counter in the NASDAQ System as NASDAQ Small Cap securities under the symbol "PRCC." Set forth below are the high and low closing bid quotations in the over-the-counter market for the Common Stock as reported by the relevant market makers for fiscal years 1999 and 1998. Quotations represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                            Fiscal 1999                      Fiscal 1998

Quarter Ended         High Bid      Low Bid          High Bid          Low Bid
-------------         --------      -------          --------          -------
Common Stock:
March 31               $2.00         $  .88           $4.52             $2.52
June 30                 2.38           1.06            3.13              2.48
September 30            3.87           1.81            2.25               .26
December 31             2.91           1.56            1.25               .56

     As of April 6, 2000, the approximate number of shareholders of record of the Company's Common Stock was 1,100. The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

     A one for four reverse split of the Company's Common Stock was approved by shareholders during 1998 and all values pertaining to the Company's stock have been adjusted in this report. As of April 6, 2000, there are 4,235,085 shares of Common Stock outstanding, 1,093,206 warrants and 784,625 options.

Item 6. Management's Discussion and Analysis or Plan of Operation

1999
----

     The Company has been in a transitional operation phase since early 1998. Recent years have indicated that the Company's "base" core business is in the range of $2.6 million in revenues. During 1998, the Company demonstrated a self-sustaining break-even operation at this revenue with a total staff of 20 personnel. To handle the large China orders which are, at present, unpredictable, a total staff of 45 minimum is indicated. Therefore, until a "steady-state" flow of revenue from China is reached a monthly loss situation is expected for portions of each year. "Ramping-up" is not feasible in the employment market for technical personnel as has existed during the past eighteen months in the United States. Management believes that acceptance of a staggered profit-loss monthly operation is necessary to properly access the very large China market. In 1999, management estimates seven of the twelve months could be considered as accepted high fixed expense months in this transition effort. In 2000, each month to date has also been an accepted high fixed expense month with no China activity.

     Financing when needed, even in the form of State or Federal guaranteed loans involves lending institutions' extremely high management fees. Non-guaranteed loans demand extremely high interest rates. Finally, equity placements require significant discounts and incentives.

     The combination of accepted high fixed expense months described above and the aforementioned high expenses associated with access to capital tend to lower the possible operational performance of fiscal 1999 and any subsequent year that may have minimum China market activity. Pro-formas for specific China performance have been and will continue to be used as a guide for maintaining acceptable gross profit margins.

     Net revenues in 1999 were $7,314,975 compared to $2,807,511 in 1998, a 161%
increase. The increase was entirely due to China business. The revenues for the "base" core business were essentially the same as the year before.

     Gross margin was 30% of consolidated net revenues in 1999 compared to 35% of the consolidated revenues of 1998. The gross margin during the five months of full China operation has been estimated at approximately 44%, from pro-forma analysis.

     Selling, general and administrative expenses increased from a consolidated $1,583,679 in 1998 to $2,952,652 in 1999 due to increased staffing, related expense and commissions. A higher level of promotional charges during no China operation contributed an increase of approximately $246,000 in 1999, over 1998. The remaining increase is primarily due to an increase in commission and freight which is directly related to the increase in revenues.

     Research and development expense increased from $20,175 in 1998 to $70,830 in 1999 due to in-house technological advances in the Company's system work.

     Interest expense increased from $27,961 in 1998 to $336,675 in 1999, primarily due to the Company's inability to obtain bankable financing for higher levels of working capital required.

     Management fees from lending institutions (non-bankable penalties) were approximately $400,000 and is not comparable to 1998. Amortization of loan fees was $359,106. The combination of these factors amounted to approximately $760,000.

     Management believes that the Phase II contract in excess of $12 million will be awarded to the Company in April, 2000 and it is believed the project can be commenced within 60 days of the contract signing. Based on 1999 pro-forma analysis,over six months of China operation in 2000 should result in a profitable year-end. Further, the balance of the project extending into 2001 and currently indicated non- related China Phase II awards along with a strong indication of joint venture manufacture in China commencing in June, 2001 given extremely high probability of year round gross profit margins in the range of 44% which historically has proven profitable to the Company.

     The Company, at December 31, 1999, has an approximate net operating loss carry-forward of $6 million.

     Based on the pro-forma 1999 results of the China operations and the above forecast, management believes that a deferred tax credit applied to its operating situation wherein as planned expenses for increased revenue and gross profit margin have been accepted and therefore a deferred tax credit is appropriate.

     The approximate $6 million net operating loss carry forward resulted in a $2,659,000 tax credit and was applied as a 1999 income tax benefit as an asset and an increase to operating income.

     Primarily as a result of the use of the loss carry forward, net income was $1,125,637 in 1999 compared to a net loss of $1,588,746 in 1998.

     Proforma estimates on the Company's subsidiary operation indicate an estimated $800,000 profit from core activities on revenues of $7,314,975 exclusive of financing limitations, excluding fixed expense of the non-China operation for 7 months of 1999, and including accrued expenses for year 2000 related China operations.

1998 and Prior
--------------

     The Company's operating profit for fiscal 1994, 1995, 1996, 1997, and 1998 decreased significantly as compared to fiscal 1993. These declines were principally because of significant competitive price pressure for the Company's air pollution monitoring instruments, thus forcing the Company to lower its domestic and foreign bids, reducing the number of the Company's bids awarded and reducing the profit margin on the bids awarded to the Company. In the middle of 1996 two companies were acquired in an attempt to diversify the Company's technology and to increase profit margins. The Company's revenue overall increased in 1996 and 1997 due to these acquisitions, however, the profit margin did not increase and the additional overhead continued the downward trend for the Company. Beginning in the third quarter of fiscal 1994, the Company implemented certain cost reduction measures in its operating expenses, suspended major new product development efforts and scaled back its efforts to improve or modify existing technologies in response to the competitive price pressures. Throughout 1995 and 1996 the Company shipped record numbers of instrumentation units, but continued competitive pricing pressure resulted in lowered gross margins. In July 1996 the above acquisitions were completed. The program to diversify was deemed unsuccessful and a reorganization was begun in early 1998 consisting of the disposition of acquired subsidiary assets and a reduction of personnel. Management determined that the focus of its core business should be redirected to an attempt to achieve designated vendor status in the People's Republic of China. In June 1998 the Company was awarded the largest contract in its history, in excess of $5 million dollars, in a designated vendor's status. Due to banking factors outside of the control of the contractual parties no China contract revenues were obtained during 1998.

Liquidity and Capital Resources

     The Company has historically financed operations through bank borrowings and the issuance of common stock in both public and private offerings. Since the Company has not been considered "bankable" the cost of money obtained from financial institutions has been relatively expensive.

     Since January 1999, the Company has raised $1,210,654 in private placements which has resulted in the issuance of 1,277,538 shares of Common Stock and options and warrants for 867,538 shares.

     Working capital at December 31, 1999 was $1,346,211. Management believes that the anticipated cash flows from operations will be sufficient to meet the Company's cash needs for the next twelve months. As of April 6, 2000, the Company had no material commitments for capital expenditures.

     During 1999 and to date the Company entered into several loans with varying terms:

     A. $300,000 in three one year loans maturing June 1, 2000 with interest rate at 12% with unaffiliated individuals.

     B. One $500,000 Convertible Bond with interest at 18% due March 2000 and currently replaced with a $500,000 Convertible Loan with interest at a 12% interest rate due December, 2000. Convertible at $2.25 or 80% of market price, whichever is lower - no conversion applied for to this date.

     C. One $300,000 Convertible Bond with interest at 12% due June 1, 2000 convertible at $2.25 or 80% of market, whichever is lower. 119,108 shares have been converted to date at levels of $1.20 to $2.25. Balance of loan due is $75,000.

     D. One $500,000 Convertible Bond with interest at 12% due March 2001. Convertible at $2.00 or 80% of market price, whichever is lower - no conversion applied for to this date.

     Management believes that all of the above debt instruments can be satisfied or restructured if necessary.

     Cash increased from $63,952 at the end of 1998 to $214,206 at the end of 1999.

Seasonality

     Management does not believe that the Company's business is seasonal.

Item 7. Financial Statements

     The Company's Financial Statements and the related Notes thereto are set forth at pages F-1 through F-21.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

     Set forth below are the names, ages, positions and business experience of the directors, executive officers and key employees of the Company and Dasibi Environmental Corp.

         Name               Age       Position(s) With Company And Dasibi
         ----               ---       -----------------------------------

Albert E. Gosselin, Jr.      67       President, Chief Executive Officer and
                                      Chairman of the Board of Directors,
                                      President  Dasibi
Donald R. Ford               72       Chief Financial Officer
Cynthia L. Gosselin          38       Operations Manager of Dasibi
Marcia A. Smith              61       Director of Pollution Research and Control
                                      Corp.; Manager of Administration of Dasibi
                                      Environmental Corp.
Gary L. Dudley               62       Director, Chairman & CEO of Dasibi
                                      Environmental Corp.
Craig E. Gosselin            40       Director, Director of Dasibi Environmental
                                      Corp.
Barry Soltani                43       Director


     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the board of directors.

Family Relationships

     Albert E. Gosselin, Jr., is the parent of Craig E, and Cynthia L., Gosselin, both of whom are adults. All of the foregoing are presently serving as executive officers and/or directors of the Company. Except as set forth herein, no family relationship exists between or among any director or executive officer or the Company.

Business Experience

     Albert E. Gosselin, Jr., has served as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company (formerly "Dasibi Environmental Corp." and "A.E. Gosselin Engineering, Inc.") and Dasibi (formerly "Baral Engineering, Inc."), corporations which he co-founded with Barbara L. Gosselin, since the organization of those corporations in December 1971 and July

1976, respectively. Barbara L. Gosselin resigned as a Director on August 12, 1999 after being elected at the Annual Shareholders Meeting. He also served as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company's former parent corporation, a corporation also named "Pollution Research and Control Corp. ("PRCC") which he co-founded with Mrs. Gosselin under the name of "A.E. Gosselin Engineering Co.," from its inception date in 1966 through the date of its spin-off in October 1986. Mr. Gosselin also served as the President, Chief Executive Officer and Chairman of the Board of Directors of Applied Conservation Technology, Inc. ("ACT"), a former wholly-owned subsidiary of Pollution Research and Control Corp. engaged in the business of providing environmental impact reports to electric utilities, together with the Company, from 1980 through the date of the purchase of ACT by its management from PRCC in November 1986. ACT is presently a diversified environmental consulting firm owned and managed by Gary L. Dudley, a Company director, and other members of management. Mr. Gosselin received a Bachelor of Science in mechanical engineering from Loyola University, Los Angeles, California, in 1954. He has been a registered mechanical engineer in the State of California since 1959.

     Donald R. Ford has served as a Director of the Company in the 1970's and has served as a director and corporate officer of several private companies since 1975. After leaving Price Waterhouse (now Price Waterhouse Coopers) in 1957 he practiced as a Certified Public Accountant primarily as a financial and business consultant to domestic and international companies. He received a B.S. in Marketing from the University of California, Berkeley in 1952.

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

     Craig E. Gosselin has served as a director of the Company and Dasibi since October 1987. Mr. Gosselin is an attorney who has been licensed to practice law in the State of California since 1984. He has served as the Vice President and General Counsel of Vans, Inc., a publicly-held designer, distributor and retailer of footwear, snowboard boots, apparel and related accessories located in Santa Fe Springs, California, since July 1992. He received a Bachelor of Business Administration from Loyola Marymount University in 1981 and a Juris Doctor from Southwestern University School of Law in 1984.

     Barry Soltani received a PhD in economics from the University of California, Riverside in 1989, his Master's from the University of California, Riverside in 1983, and graduated from San Diego State University in 1981 with a B.B.A. in economics. Dr. Soltani has been directly involved in funding for industrial development projects in China and since 1993 has been an independent consultant in corporate finance for joint ventures in China. Dr. Soltani has served as a director of the Company since April 22, 1997. Since 1989 and to the present, he has served as the President and a director of PIC Computers, Ltd., Macau, which is engaged in the marketing, resale and wholesale distribution of computers and computer-related equipment.

 Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, and representations that no other reports were required during the fiscal year ended December 31, 1999, the Company's executive officers, directors and greater than ten per cent beneficial owners of its Common Stock, complied with all Section 16(a) filing requirements applicable to them.

Item 10.          Executive Compensation

         Executive Compensation

     The following table sets forth the total cash and non-cash compensation paid by the Company for the fiscal years ended December 31, 1997, 1998, and 1999 to the Company's President and Chief Executive Officer who was the only executive officer of the Company whose aggregate cash compensation exceeded $100,000 for the 1999 fiscal year.



                                       SUMMARY COMPENSATION TABLE
                                           Annual Compensation
                                           -------------------
                                                                                 Long Term
                                                                  Other      Compensation Awards
Name                                         Accrued  Accrued   Annual     Securities Underlying
& Principal Position         Year     Salary  Salary  Bonus  Compensation     Options/SARs(#)
--------------------         ----    -------  ------  -----  ------------    ----------------

Albert E. Gosselin,Jr.       1999    $210,000  $97,866  -0-        -0-              -0-
President, Chief             1998    $202,223    -0-    -0-        -0-              -0-
Executive Officer &          1997    $151,000    -0-    -0-        -0-              -0-
Chairman of the Board

The Company does not provide officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Compensation of Directors

     Directors do not receive compensation pursuant to any standard arrangement for their services as directors.

Employment Agreements

     The Company has employment agreements with Albert E. Gosselin, Jr., the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Cynthia L. Gosselin, and Marcia Smith. Mr. Gosselin's employment agreement (the "Agreement") was first approved by the Board of Directors on July 30, 1987, and has since been extended through August 31, 2003. The Agreement, as extended, provides for the payment to Mr. Gosselin of a base salary of $200,000, $210,000, 220,000, 230,000, 240,000 and $250,000 during the one-year periods ending August 31, 1998, 1999, 2000, 2001, 2002, and 2003 respectively. (See
"Executive Compensation" under this Item 10. "Executive Compensation" hereinabove.) The Agreement further obligates the Company to permit Mr. Gosselin to participate in the Company's Employee's Incentive Stock Option Plan and Group Medical Plan and any other health, life insurance, group medical, disability income insurance and/or stock option plan adopted by the Company. Under the Agreement, Mr. Gosselin's salary continues in the event of his disability and for two years after his death. He is also entitled to a lump sum severance payment equivalent to 2.99 times his current salary in the event of his termination as President or Chief Executive Officer within eighteen months after a "change of control" of the Company, including, among other events, certain types of mergers and other business combinations, material changes in the composition of the Board of Directors or the beneficial ownership of the Common Stock, the sale of substantially all of the Company's assets or securities and the material downsizing or dissolution of the Company. If such an event occurs during fiscal 2000, Mr. Gosselin would be entitled to receive $657,800 as a severance payment.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of April 6, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock, each of the named executive officers, each director, and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.


Name and Address of Beneficial Owner (1)       Amount Beneficially Owned         Percent of Class (2)
----------------------------------------       -------------------------         --------------------

Ronald Patterson                                        681,049    (3)                  16.0%

Britannica Assoc.                                       300,000    (4)                   7.0%

Albert E. and Barbara L. Gosselin, Jr.                  284,057    (5)                   6.7%

Lee N. Sion                                             286,000    (6)                   6.7%

Phillip Huss                                            320,948    (7)                   7.5%

Gary L. Dudley                                           47,500    (8)                   1.1%

Marcia A. Smith                                          30,320    (9)                    *

Craig E. Gosselin                                        16,250   (10)                    *

Barry Soltani                                              -0-                            *

All Executive Officers and Directors as
a Group (five persons)                                                                   8.9

*    Less than one percent

(1) The address of Mr. Lee Sion is P.O. Box 910, Glendale, California 91209. The address of Mr. Ronald Patterson is 17 Prestile Place, Robbinsville, NJ
      08691.
     The address of Brittanica Assoc. is 3rd Floor, Omar Lodge Building,
      Road Town, Tortola BVI.
     The address of Phillip Huss is 22 Cedar Court, Durango, Co 81301.
     The addresses of the rest of the individuals named above is 506 Paula
      Avenue, Glendale, California 91201.

(2) Assumes the exercise of outstanding options and warrants specific to the referenced party, the denominator of which is made up of the outstanding shares of Common Stock plus those specific warrants and options.

(3) Includes 187,858 shares of Common Stock issuable upon the exercise of an option owned of record by Ronald Patterson and exercisable within 60 days.

(4) Represents 300,000 shares of Common Stock issuable upon the exercise of options owned of record by Brittanica Assoc. and exercisable within 60 days.

(5) Includes 73,250 shares of Common Stock issuable upon the exercise of options owned of record by Albert E. Gosselin, Jr. exercisable within 60 days. Does not include a total of 44,263 shares of Common Stock owned of record collectively by Craig. E., Cynthia L., and Jennifer Gosselin, the adult children of Albert E. and Barbara Gosselin, Jr., as to which Mr. and Mrs. Gosselin disclaim any beneficial interest. Mrs. Gosselin holds shares of Common Stock in a revocable trust of Barbara L. Gosselin to which Mr. Gosselin disclaims any beneficial interest.

(6) Includes 46,875 shares of Common Stock issuable upon the exercise of options owned of record by Lee N. Sion which are exercisable within 60 days.

(7) Includes 137,141 shares of Common Stock issuable upon the exercise of options owned of record by Phillip Huss and exercisable within 60 days.

(8) Includes 27,500 shares of Common Stock issuable upon the exercise of options owned of record by Gary L. Dudley which are exercisable within 60 days.

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



Item 12. Certain Relationships and Related Transactions

     On May 8, 1998, the Company issued an aggregate of 100,000 and 20,000 shares of Series A Preferred Stock to each of Messrs. Albert E.Gosselin and Gary
L. Dudley, executive officers and/or directors of the Company, respectively, in consideration for the amounts of $50,000 and $10,000 in cash, respectively. Each share of Series A Convertible Preferred Stock was converted into and exchanged for one share of Common Stock on March 17, 1999.

     In May 1998, the Company entered into an agreement to purchase a training facility in China from PIC Computers ("PIC"), a Macao Corporation, one of the owners of which is Mr. B. Soltani, a Director of the Company, for a total consideration of 450,000 shares of the Company's Common Stock. In early 1999, Chinese environmental officials ruled that any facility in Macao could not be used due to internal visa problems. At that time final purchase procedures for the facility had not been completed. The facility was released back to PIC. The referenced stock was never released to PIC and was retired to the treasury. The owners of PIC dispute this result and have sues the Company. See Item 3 "Legal Proceedings."

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits

     The exhibits listed in the Exhibit Index located at Pages E-1 through E-24 are filed pursuant to Item 13(a) of this Report.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 6, 2000                        POLLUTION RESEARCH AND CONTROL CORP.
                                                        (Registrant)

                                            By: /s/ Albert E. Gosselin, Jr.
                                                 ---------------------------
                                            Albert E. Gosselin, Jr., President,
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Date:  April 6, 2000                       /s/ Albert E. Gosselin, Jr.
                                          --------------------------------------
                                          Albert E. Gosselin, Jr., President,
                                          Chief Executive Officer and Chairman
                                          of the Board of Directors
                                          (Principal Executive Officer)


Date:  April 6, 2000                      /s/  Donald R. Ford
                                          --------------------------------------
                                          Donald R. Ford, Chief Financial
                                          Officer, (Principal Financial and
                                          Accounting Officer)


Date:  April 6, 2000                       /s/ Gary L. Dudley
                                          --------------------------------------
                                          Gary L. Dudley, Director


Date:  April 6, 2000                       /s/ Marcia A. Smith
                                          --------------------------------------
                                          Marcia A. Smith, Director


Date:  April 6, 2000                      /s/ Craig E. Gosselin
                                          --------------------------------------
                                          Craig E. Gosselin, Director


Date:  April 6, 2000
                                          Barry Soltani, Director

                                      INDEX
                                      -----

                                                                          Page
                                                                          ----

Independent Auditors' Report                                               F-2

Consolidated Balance Sheet                                                 F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)      F-5

Consolidated Statements of Stockholders' Equity                            F-6

Consolidated Statements of Cash Flows                                      F-7

Notes to Consolidated Financial Statements                                 F-8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Pollution Research and Control Corp.
Glendale, California


We have audited the accompanying consolidated balance sheet of Pollution Research and Control Corp. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pollution Research and Control Corp. and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

                                                    AJ. ROBBINS, P.C.
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                    AND CONSULTANTS

Denver, Colorado
February 22, 2000

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS
                                     ------


CURRENT ASSETS:
     Cash                                                             $  214,206
     Accounts receivable, trade, less allowance
         for doubtful accounts of $33,350                              1,101,690
     Accounts receivable, related party                                  278,948
     Inventories                                                       1,387,711
     Other current assets                                                123,861
                                                                      ----------

                  Total Current Assets                                 3,106,416
                                                                      ----------



PROPERTY, EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, net                                                       103,152


OTHER ASSETS                                                              23,509


DEFERRED TAX ASSET, net                                                2,659,000
                                                                      ----------

                                                                      $5,892,077
                                                                      ==========




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                                DECEMBER 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable, trade                                        $   217,746
     Accrued liabilities                                                252,093
     Accrued settlement                                                 308,949
     Notes payable                                                      300,000
     Convertible debt                                                   650,000
     Accrued interest expense                                            31,417
                                                                    -----------

                  Total Current Liabilities                           1,760,205

DEFERRED RENT                                                            43,602
                                                                    -----------

                  Total Liabilities                                   1,803,807
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, 20,000,000 shares authorized:
         Series A, $.01 par value, -0- shares issued and
         outstanding                                                       --
         Series B, $.01 par value, -0- shares issued and
         outstanding                                                       --
     Common stock, no par value, 30,000,000 shares
     authorized, 3,672,545 issued and outstanding                     7,840,920
     Additional paid-in capital                                         708,167
     Accumulated (deficit)                                           (4,460,817)
                                                                    -----------

                  Total Stockholders' Equity                          4,088,270
                                                                    -----------

                                                                    $ 5,892,077
                                                                    ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                                                                       1999              1998
                                                                                    -----------       -----------
NET REVENUES                                                                        $ 7,314,975       $ 2,807,511

COST OF GOODS SOLD                                                                    5,142,575         1,816,350
                                                                                    -----------       -----------
GROSS PROFIT                                                                          2,172,400           991,161
                                                                                    -----------       -----------
OPERATING EXPENSES:
     Selling, general and administrative                                              2,952,652         1,583,679
     Research and development                                                            70,830            20,175
                                                                                    -----------       -----------
                  Total Operating Expenses                                            3,023,482         1,603,854
                                                                                    -----------       -----------
(LOSS) FROM OPERATIONS                                                                 (851,082)         (612,693)
                                                                                    -----------       -----------
OTHER INCOME (EXPENSE):
     Gain on sale of marketable securities                                                 --               6,428
     Other income                                                                        13,500           101,000
     Interest income                                                                       --               6,029
     Interest expense                                                                  (336,675)          (27,961)
     Amortization of loan fees                                                         (359,106)             --
                                                                                    -----------       -----------
                  Net Other Income (Expense)                                           (682,281)           85,496
                                                                                    -----------       -----------

(LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES (BENEFIT)                     (1,533,363)         (527,197)
                                                                                    -----------       -----------
PROVISION (BENEFIT) FOR INCOME TAXES:
     Current                                                                               --                --
     Deferred                                                                        (2,659,000)             --
                                                                                    -----------       -----------
                  Total Provision (Benefit) for Income Taxes                         (2,659,000)             --
                                                                                    -----------       -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                              1,125,637          (527,197)
                                                                                    -----------       -----------
(LOSS) FROM DISCONTINUED OPERATIONS:
     (Loss) from operations, less applicable income tax benefit of
      $-0- and $390,000                                                                    --            (115,301)
     (Loss) on disposal/abandonment, less applicable income tax                            --            (918,411)
      benefit of $-0-                                                               -----------       -----------
                  Total (Loss) From Discontinued Operations                                --          (1,033,712)
                                                                                    -----------       -----------
NET INCOME (LOSS)                                                                     1,125,637        (1,560,909)
                                                                                    -----------       -----------
OTHER COMPREHENSIVE LOSS:
     Foreign currency translation adjustment                                               --             (24,587)
     Change in unrealized gain on marketable securities                                    --              (3,250)
                                                                                    -----------       -----------
                  Total Other Comprehensive Loss                                           --             (27,837)
                                                                                    -----------       -----------
COMPREHENSIVE INCOME (LOSS)                                                         $ 1,125,637       $(1,588,746)
                                                                                    ===========       ===========
NET INCOME (LOSS) PER SHARE - Basic:
     Continuing operations                                                          $       .33       $      (.23)
     Discontinued operations:
         Loss from operations                                                              --                (.05)
         Loss on disposal                                                                  --                (.40)
                                                                                    -----------       -----------
     Net income (loss) per share - Basic                                            $       .33       $      (.68)
                                                                                    ===========       ===========
     Weighted Average Shares, Basic                                                   3,438,418         2,283,093
                                                                                    ===========       ===========
NET INCOME (LOSS) PER SHARE - Diluted:
     Continuing operations                                                          $       .29
                                                                                    -----------
     Net income (loss) per share - Diluted                                          $       .29
                                                                                    ===========
     Weighted Average Shares, Diluted                                                 4,168,924
                                                                                    ===========

                              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 POLLUTION RESEARCH AND CONTROL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999



                                                                    Series A                       Series B
                                    Common Stock                  Preferred Stock               Preferred Stock
                               ---------------------          -----------------------       ----------------------
                                Shares        Amount           Shares         Amount         Shares        Amount
                              -----------     ---------       ---------     ---------       ---------    ---------
Balances,
   December 31, 1997            2,168,433    $ 6,588,980           --      $      --             --      $      --

Sale of common stock, net
   of offering costs of
   $ 49,997                       231,256        202,072           --             --             --             --

Sale of preferred stock              --             --          220,000          2,200           --             --

Issuance of preferred
   stock for the Technical
   Service Center                    --             --             --             --          450,000          4,500

Forgiveness of notes              (31,250)       (86,857)          --             --             --             --

Stock-based compensation
   expense recognized                --             --             --             --             --             --

Change in unrealized gain
   on marketable securities          --             --             --             --             --             --

Change in unrealized
   foreign currency
   translation loss                  --             --             --             --             --             --

Net (loss) for the year              --             --             --             --             --             --
                              -----------    -----------    -----------    -----------    -----------     ----------

Balances,
   December 31, 1998            2,368,439      6,704,195        220,000          2,200        450,000          4,500

Sale of common stock, net
   of offering costs of
   $74,875                        848,331        731,375           --             --             --             --

Conversion of preferred
   stock                          670,000          6,700       (220,000)        (2,200)      (450,000)        (4,500)

Recission of purchase of
   Technical Service Center      (450,000)        (4,500)          --             --             --             --

Issuance of common stock
   in partial settlement
   of debt                        100,000        175,000           --             --             --             --

Conversion of convertible
   debt into common stock          85,775        150,000           --             --             --             --

Common stock issued for
   services                        50,000         78,150           --             --             --             --

Stock based compensation
   for loan fees                     --             --             --             --             --             --

Net income for the year              --             --             --             --             --             --
                              -----------    -----------    -----------    -----------    -----------    -----------

Balances,
   December 31, 1999            3,672,545    $ 7,840,920           --      $      --             --      $      --
                              ===========    ===========    ===========    ===========    ===========    ===========

                                                                F-6
(Continued on following page)

                                 POLLUTION RESEARCH AND CONTROL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                       FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                                          Unrealized
                                                                           Unrealized      Foreign
                               Notes Due     Additional                      Gain on       Currency        Total
                               From Sale       Paid-in      Accumulated     Marketable    Translation    Stockholders'
                               Of Stock        Captial        Deficit       Securities       Gain          Equity
                               --------        -------        -------       ----------       ----          ------

Balances,
   December 31, 1997          $   (86,857)   $   145,764    $(4,025,545)   $     3,250    $    24,587    $ 2,650,179

Sale of common stock, net
   of offering costs of
   $49,997                           --             --             --             --             --          202,072

Sale of preferred stock              --          107,800           --             --             --          110,000

Issuance of preferred
   stock for the Technical
   Service Center                    --          595,500           --             --             --          600,000

Forgiveness of notes               86,857           --             --             --             --             --

Stock-based compensation
   expense recognized                --           79,767           --             --             --           79,767

Change in unrealized gain
   on marketable securities          --             --             --           (3,250)          --           (3,250)

Change in unrealized
   foreign currency
   translation loss                  --             --             --             --          (24,587)       (24,587)

Net (loss) for the year              --             --       (1,560,909)          --             --       (1,560,909)
                              -----------    -----------    -----------    -----------    -----------    -----------

Balances,
   December 31, 1998                 --          928,831     (5,586,454)          --             --        2,053,272

Sale of common stock, net
   of offering costs of
   $74,875                           --             --             --             --             --          731,375

Conversion of preferred
   stock                             --             --             --             --             --             --

Recission of purchase of
   Technical Service Center          --         (595,500)          --             --             --         (600,000)

Issuance of common stock
   in partial settlement
   of debt                           --             --             --             --             --          175,000

Conversion of convertible
   debt into common stock            --             --             --             --             --          150,000

Common stock issued for
   services                          --             --             --             --             --           78,150

Stock based compensation
   for loan fees                     --          374,836           --             --             --          374,836

Net income for the year              --             --        1,125,637           --             --        1,125,637
                              -----------    -----------    -----------    -----------    -----------    -----------

Balances,
   December 31, 1999          $      --      $   708,167    $(4,460,817)   $      --      $      --      $ 4,088,270
                              ===========    ===========    ===========    ===========    ===========    ===========



                                 SEE ACCOMPANYING NTOES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 F-6(A)



                              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                             1999                   1998
                                                                         -----------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Reconciliation  of net income  (loss) to
       net cash flows (used in) operating activities:
         Net income (loss)                                               $ 1,125,637            $(1,560,909)
         Loss on disposition/abandonment of operations                          --                  918,411
         Depreciation and amortization                                        23,150                 90,034
         Deferred rent                                                       (14,532)               (11,534)
         Deferred income taxes                                            (2,659,000)                  --
         Stock issued for services                                            78,150                   --
         Stock-based compensation expense                                       --                   54,977
         Stock issued for loan fees                                          309,106                   --
     Changes in operating assets and liabilities:
         Accounts receivable, trade, net                                    (883,821)                 8,384
         Accounts receivable, related party                                  (51,010)               (20,389)
         Inventories                                                         239,444                123,717
         Due from factor                                                      55,164                (55,164)
         Prepaid expenses                                                    (40,000)                  --
         Other current assets                                                 (9,051)                 4,769
         Secured overdraft facility                                             --                   22,794
         Accounts payable, trade                                             (38,947)                96,708
         Accounts payable, officer                                              --                  (12,497)
         Accrued liabilities                                                 199,397                 (3,242)
         Customer advances                                                      --                 (143,695)
         Other assets                                                           --                      (14)
                                                                         -----------            -----------

                  Net Cash Flows (Used in) Operating Activities           (1,666,313)              (487,650)
                                                                         -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, equipment and leasehold
     improvements                                                            (14,807)                (1,919)
     Other                                                                      --                      515
                                                                         -----------            -----------

                  Net Cash Flows (Used in) Investing Activities              (14,807)                (1,404)
                                                                         -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                  806,250                252,069
     Payment of offering costs                                               (74,875)               (25,207)
     Advances on notes payable                                             1,583,251                   --
     Payments on notes payable                                            (1,283,251)              (267,674)
     Advances on convertible debt                                            800,000                   --
     Payments of long term debt                                                 --                  (15,565)
     Payments of long term debt - related parties                               --                  (14,517)
     Proceeds from issuance of preferred stock                                  --                  110,000
                                                                         -----------            -----------

              Net Cash Flows (Used In) Provided
               by Financing Activities                                     1,831,375                 39,106
                                                                         -----------            -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         --                   (1,323)
                                                                         -----------            -----------

INCREASE (DECREASE) IN CASH                                                  150,255               (451,271)
CASH, beginning of year                                                       63,951                515,222
                                                                         -----------            -----------

CASH, end of year                                                        $   214,206            $    63,951
                                                                         ===========            ===========

Supplemental Cash Flow Information:
See Note 15

                          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    F-7

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - BUSINESS ACTIVITY

Pollution Research and Control Corp., a California corporation, primarily designs, manufactures and markets air pollution monitoring instruments, through its wholly-owned subsidiary Dasibi Environmental Corporation ("Dasibi"). Pollution Research and Control Corp. had designed and manufactured electrical control panels and medical instrumentation through its wholly-owned subsidiaries Nutek, Inc. ("Nutek"), and Logan Medical Devices, Inc. ("LMD") and LMD's wholly owned subsidiary, Logan Research Limited ("LRL"), respectively. The operations of Nutek and LRL were discontinued in 1998 (Note 6).

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

Inventories
-----------
Inventories are stated at the lower of cost (first-in first-out) basis or market.

Property, Equipment and Leasehold Improvements and Depreciation
---------------------------------------------------------------

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, generally five to ten years. Amortization of leasehold improvements is over the shorter of the life of the lease or five years. Total depreciation expense was $23,150 and $28,591 for the years ended December 31, 1999 and 1998, respectively.

Stock-Based Compensation
------------------------
The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method, and to furnish the proforma disclosures required by SFAS 123. See Notes 10 and 11 for additional information with respect to stock-based compensation.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and Development Costs
------------------------------
Research and development costs are charged to operations as incurred. Research and development expense was $70,830 and $20,175 for the years ended December 31, 1999 and 1998, respectively.

Income Taxes
------------
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 1999 no valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will be realized.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassification
----------------
Certain amounts reported in the Company's financial statements for the year ended December 31, 1998 have been reclassified to conform to the current year presentation.

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

While the Company believes that its own internal assessment and planning efforts with respect to external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Company's operations. Costs in connection with compliance were not significant.

To date, the Company has not experienced any interruptions with respect to the Year 2000 issue, but cannot reasonably predict with certainty that they will not experience any interruptions.

NOTE 3 - INVENTORIES

Inventories at December 31, 1999 consisted of the following:

Raw materials                                                 $     809,176
Work in process                                                     173,639
Finished goods                                                      404,896
                                                              -------------

     Total                                                    $   1,387,711
                                                              =============

Inventories at December 31, 1999 include capitalized labor and overhead of $312,724.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at December 31, 1999 consisted of the following:

Machinery and equipment                                     $      84,787
Furniture and fixtures                                             31,298
Leasehold improvements                                            194,196
                                                            -------------
                                                                  310,281
Less accumulated depreciation and amortization                    207,129
                                                            -------------

                                                            $     103,152
                                                            =============

NOTE 5 - DEFERRED RENT

Upon execution of a 10 year lease for its present facility in Glendale, California commencing July 1, 1994, the Company was granted 6 months "free" rent. As required by generally accepted accounting principles, rent expense is being recognized by amortizing the total minimum rentals payable under the lease over the terms of the lease on a straight-line basis. The deferred rent shown on the balance sheet as of December 31, 1999 represents the excess of the total amount charged to rent expense over the amounts actually due and payable under the lease as of such date, of which $23,012 has been classified as current and $43,602 as long term, respectively.

NOTE 6 - DISCONTINUED OPERATIONS

Nutek -
In April 1998, Nutek filed for protection under the Federal Bankruptcy Code. In June 1998, the Bankruptcy Court permitted the sale of Nutek's mortgaged property, to satisfy the working capital facility and term loan obligations to the major secured lender. The results of operations for Nutek for the respective periods are reported as a component of discontinued operations in the consolidated statements of operations. Additionally, the loss incurred on the disposition/abandonment of assets and liabilities is also presented separately as a component of discontinued operations.

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

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 6 - DISCONTINUED OPERATIONS (Continued)

Summarized results of operations for Nutek for the year ended December 31, 1998 was as follows:
                                                                  1998
                                                              -----------
Net sales                                                     $    731,636
                                                              ============

Operating loss                                                $     61,778
                                                              ============

Loss (income) on discontinued operations                      $     82,133
                                                              ============

Summarized results of operations for LRL for the year ended December 31, 1998 was as follows:

                                                                  1998
                                                              ------------
Net sales                                                     $     49,313
                                                              ============

Operating loss                                                $     25,741
                                                              ============

Loss (income) on discontinued operations                      $     33,168
                                                              ============

NOTE 7 - ACCRUED SETTLEMENT

Under a settlement reached in 1998 and finalized in June 1999, the Company entered into a compromise settlement agreement with the previous major secured lender of Nutek to repay $468,000 through the issuance of 100,000 shares of the Company's common stock (valued at $1.75 per share on the date of issuance) and payment on February 1, 2000 of the remaining balance due, including interest accruing from the settlement date at 12% per annum. The shares were placed in escrow to be sold to reduce the balance owed under the settlement agreement. In addition, the Company issued warrants to purchase 20,000 shares of the Company's common stock at $.75 per share as an inducement to enter into the settlement agreement.

The Company did not make its required payment in February 2000 and in March 2000 entered into amendment to the compromise settlement agreement and agreed to place $200,000 in escrow for the remaining balance owed.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 8 - NOTES PAYABLE AND CONVERTIBLE DEBT

Notes payable consisted of the following at December 31, 1999:

Note payable to an individual; interest at
 11% per annum; principal and interest due
 May 2000; unsecured                                                 $  100,000

Notes payable to individuals; interest at
 12% per annum; principal and interest due May and
 June 2000; unsecured                                                   200,000
                                                                     ----------
                                                                     $  300,000
                                                                     ==========

Convertible debt consisted of the following at December 31, 1999:

Convertible debenture; interest at 18% per annum
  due monthly; principal due February 2000;
  convertible at the lesser of 80% of the market
  price of the common stock on the date
  of conversion or 115% of the market price
  of the common stock on May 28, 1999                                $  500,000

Convertible debenture; interest at 12%
  per annum due monthly; principal due June 2000;
  convertible at the lesser of 80% of the market
  price of the common stock on the date
  of conversion or $2.25                                                150,000
                                                                     ----------

                                                                    $   650,000
                                                                    ===========

NOTE 9 - INCOME TAXES

The components of deferred tax assets and (liabilities) is as follows:

                                                                       1999
                                                                    -----------
Total deferred tax assets                                           $ 2,661,000
Total deferred tax (liabilities)                                         (2,000)
                                                                    -----------

Net deferred tax asset                                              $ 2,659,000
                                                                    ===========

The provision (benefit) for income taxes consists of the following:

                                                                        1999
                                                                    -----------
Current                                                             $      --
Deferred                                                             (2,659,000)
                                                                    -----------

                                                                    $(2,659,000)
                                                                    ===========

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 9 - INCOME TAXES (Continued)

The income tax provision (benefit) for the years ended December 31, 1999 and 1998 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                                              1999                  1998
                                                                          ------------           ------------
Computed expected income tax provision (benefit)                          $  (537,000)           $  (165,000)
Non-deductible meals and entertainment                                         15,000                  3,000
Temporary differences for items deductible from (includible in)
taxable income in future years:
         Depreciation                                                           1,000                  1,000
         Inventory valuation allowance                                        (14,000)                (5,000)
         Bad debt allowance                                                    10,000                   --
State income taxes, net of federal income tax effect                          (59,000)               (23,000)
Net operating loss carryforward unutilized (utilized)                         474,000                189,000
Stock-based expenses                                                          110,000                   --
Decrease in valuation allowance                                            (2,659,000)                  --
                                                                          -----------            -----------

     Income tax provision (benefit)                                       $(2,659,000)           $      --
                                                                          ===========            ===========

The components of the deferred tax assets and (liabilities) as of December 31, 1999 were as follows:

Deferred tax assets:
Temporary differences:
     Allowance for doubtful accounts                                $    13,000
     Inventory valuation allowance                                       15,000
     Accrued expenses                                                    15,000
     Loss on joint venture investment                                    66,000
     Tax depreciation in excess of book depreciation                     (2,000)
     Net operating loss carryforward                                  2,552,000
                                                                    -----------

     Net long-term deferred tax asset                               $ 2,659,000
                                                                    ===========

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 9 - INCOME TAXES (Continued)

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 1999 and 1998:

                                                        1999            1998
                                                     -----------    ------------
Allowance for doubtful accounts                      $    11,000    $     1,000
Inventory valuation allowance                            (16,000)         5,000
Accrued expenses                                           1,000         (1,000)
Depreciation                                              (1,000)        13,000
(Unutilization) utilization of net operating loss
 carryforward                                            474,000       (313,000)
Change in valuation allowance                          2,190,000        295,000
                                                     -----------    -----------

                                                     $ 2,659,000    $      --
                                                     ===========    ===========

As of December 31, 1999 the Company has net operating loss carryforwards available to offset future taxable income of approximately $6,600,000 expiring in 2008 through 2019.

NOTE 10 - STOCKHOLDERS' EQUITY

Issuance of Common Stock
------------------------
On June 30, 1998, the Company sold 231,256 shares of common stock in a private placement, receiving net proceeds of $202,072 after paying offering costs of $49,997.

In February 1999, the Company sold 288,331 shares of common stock in a private placement, receiving net proceeds of $199,375, after paying issuance costs of $16,875.

In May 1999, the Company sold 300,000 shares of common stock in a private placement, receiving net proceeds of $229,500, after paying issuance costs of $25,000.

In September 1999, the Company sold 260,000 shares of common stock in a private placement, receiving net proceeds of $302,750, after paying issuance costs of $33,000.

Issuance of Preferred Stock
---------------------------
The Company is authorized to issue up to 5,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors. On May 8, 1998, the Company issued 220,000 shares of Series A Preferred Stock for a purchase price of $.50 per share, resulting in proceeds to the Company of $110,000. These shares were converted into 220,000 shares of common stock in March 1999. The Series A Preferred Stock have voting rights but no dividend rights.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Technical Service Center
------------------------
During June 1998, the Company purchased a technical service facility in Macau, including 2 property units comprised of a modern office facility and a technical laboratory in exchange for 450,000 shares of its Class B Preferred Stock valued at $600,000. The facility was to be used to perform the training and technical servicing of the China Contract.

During 1999, the Class B Preferred Stock was converted to common stock. The Company was advised by the China State Environmental Protection Agency (SEPA) that training must be done on the mainland of China. In October 1999, the Company rescinded the purchase of the Technical Service Center and retired the 450,000 shares of common stock, which had been placed in escrow pending the completion of the purchase. The Company does not believe it will have any settlement costs related to the rescission of the acquisition of the Technical Service Center.

Consulting Agreement
--------------------
In July 1999, the Company issued 50,000 shares of common stock under a consulting agreement.

Warrants
--------
In connection with the sale of common stock and debt financing, the Company granted warrants to purchase 363,331 shares of common stock at $.75 per share, 130,000 shares of common stock at $1.50 per share, 63,000 shares of common stock at $2.25 per share and 75,000 shares of common stock at $2.40 per share.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

The following table summarizes the activity of options and warrants for the two years ended December 31, 1999:

                                                                                  Weighted
                                                                                   Average
                                                  Number of                       Exercise          Exercise
                                          Options              Warrants             Price            Amount
                                          -------              --------             -----            ------
Outstanding, December 31, 1997             748,125               318,959           $   4.27       $ 4,556,626

Granted                                     99,375                  --             $   1.82           180,563
Reduction to exercise price                   --                    --                 --            (622,644)
Cancelled                                   (3,750)                 --             $   2.52            (9,450)
Expired                                     (6,250)              (16,250)          $   6.51          (146,500)
                                       -----------           -----------                          -----------

Outstanding, December 31, 1998             837,500               302,709           $   3.47         3,958,595

Granted                                    117,000               651,331           $   1.20           922,000
Expired                                    (58,000)             (302,709)          $   4.51        (1,627,000)
                                       -----------           -----------                          -----------

Outstanding, December 31, 1999             896,500               651,331           $   2.03       $ 3,253,595
                                       ===========           ===========                          ===========


NOTE 11 - STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $309,106 and $54,977 during the years ended December 31, 1999 and 1998, respectively. Additionally, $24,790 was capitalized as offering costs in connection with the private placement in 1998. During 1999, the Company capitalized $65,730 in loan fees.

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

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 11 - STOCK-BASED COMPENSATION (Continued)

In 1998 the Board approved a reduction in the exercise price for options granted to certain employees, consultants, and other non-employees. Because of this, it was necessary to calculate the difference between the fair value of the modified option and the value of the old option immediately before the terms were modified.

The Company did not adopt the fair value method with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well, an additional $48,000 would have been charged to income in 1999; proforma net income would have been $1,077,687 and net income per share would have been $.31 on the basic basis and $.28 on the diluted basis.

NOTE 12 - EARNINGS PER SHARE

                                                               For the Year Ended December 31, 1999
                                                               ------------------------------------
                                                                                                      Per
                                                           Income                 Shares              Share
                                                         (Numerator)           (Denominator)          Amount
                                                         -----------           -------------          ------

Basic EPS
     Income available to common stockholders              $1,125,637             3,438,418            $   .33

Effect of Dilutive Securities
     Convertible debt, options and warrants                   88,500               730,506               (.04)
                                                          ----------            ----------            -------

Diluted EPS
     Income available to common stockholders              $1,214,137             4,168,924            $   .29
       including assumed conversions                      ==========            ==========            =======


              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 12 - EARNINGS PER SHARE (Continued)

                                                           For the Year Ended December 31, 1998
                                                           ------------------------------------
                                                                                                     Per
                                                       Income                  Shares               Share
                                                    (Numerator)            (Denominator)            Amount
                                                    -----------            -------------            ------
Basic EPS
     (Loss) available to common stockholders        $(1,588,746)              2,283,093            $  (.68)

Effect of Dilutive Securities
     Options and warrants                                  --                      --               --
                                                    -----------             -----------            -------

Diluted EPS
     Income available to common stockholders        $(1,588,746)              2,283,093            $  (.68)
     including assumed conversions                  ===========             ===========            =======



NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------
The Company leases its facilities under long-term non-cancelable operating leases. The lease terms provide for increases in future minimum rental payments based on the Consumer Price Index, and an option to purchase during the lease term. Future minimum lease commitments as of December 31, 1999 are as follows:

       Year Ended                Total
      December 31,             Commitments
      ------------             -----------

          2000               $      368,000
          2001                      348,000
          2002                      342,000
          2003                      337,000
          2004                      197,000
                             --------------

          Total              $    1,592,000
                             ==============

Total rentals under all operating leases charged against income amounted to $407,107 and $404,475 for the years ended December 31, 1999 and 1998, respectively.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements
---------------------
The Company is obligated to make certain minimum salary payments to the Chief Executive Officer and other employee/directors. All contracts expire in 2003, as follows:

                 Year Ended
                December 31,                       Total
                ------------                  --------------

                    2000                      $      345,000
                    2001                             345,000
                    2002                             345,000
                    2003                             230,000
                                              --------------

                   Total                      $    1,265,000
                                              ==============

Litigation
----------
The Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position.

NOTE 14 - RELATED PARTY TRANSACTIONS

Prior to the disposal of LRL, the Company advanced $203,938 to this subsidiary. Additional advances of $75,000 were made during 1999. These advances are expected to be repaid from a joint venture relationship between the Company and LRL.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes was $-0- and $-0- during the years ended December 31, 1999 and 1998, respectively. Cash paid for interest was $151,878 and $103,746 during the years ended December 31, 1999 and 1998, respectively.

During the year ended December 31, 1998, the company issued Series B preferred stock of $600,000 in connection with the purchase of the Tech Center.

During the year ended December 31, 1998 the Company issued options valued at $24,790 in connection with the private placement.

During 1999, the Company rescinded the purchase of the Tech center valued at $600,000 and 450,000 shares of the Company's common stock were cancelled.

During 1999, $150,000 of convertible debt was converted to 85,775 shares of the Company's common stock.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 16 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables exist due to large balances with a few customers. At December 31, 1999, the accounts receivable balance from one significant customer was $632,012, or 57% of the total accounts receivable balance. Ongoing credit evaluations of customers' financial conditions are performed and generally no collateral is required. The Company maintains reserves for potential credit losses, and such losses in the aggregate have not exceeded management's expectations. Customers are located throughout the world.

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits.

NOTE 17 - SUBSEQUENT EVENTS

In February 2000, the Company issued a 12% convertible debenture for $500,000 due February 2001, with interest payable monthly. The debenture is convertible into the Company's common stock at the lesser of 85% of the market price of the common stock on the date of conversion or $2.00. In connection with the issuance of the debenture, the Company issued 100,000 shares of the Company's common stock as a loan fee.


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

10.86             Agreement  dated June 11, 1996,  among Logan Medical  Devices,
                  Inc., party of the first part, Ronald Bruce Logan-Sinclair and Howard George Vincent Cooke, parties of the second part, and Pollution Research and Control Corp., party of the third part.
                  (Incorporated herein by reference to Exhibit 10.86 to the Annual Report on Form 10-K for the fiscal year ended December
                  31, 1996.)

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





                  1996, between Pollution Research and Control Corp. and Aubrey Hornsby.
                  (Incorporated herein by reference to Exhibit 10.99 to the Annual Report on Form
                  10-K for the fiscal year ended December 31, 1996.)

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

10.101            Option to Purchase 30,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Debbie Kendrick; Option Agreement, dated as of May 31,
                  1996, between Pollution Research and Control Corp. and Debbie Kendrick.
                  (Incorporated herein by reference to Exhibit 10.101 to the Annual Report on Form
                  10-K for the fiscal year ended December 31, 1996.)

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





10.117            Option to Purchase 300,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Ron Logan-Sinclair; Option  Agreement, dated as of June
                  1, 1996, between Pollution Research and Control Corp. and Ron Logan-Sinclair.
                  (Incorporated herein by reference to Exhibit 10.117 to the Annual Report on Form
                  10-K for the fiscal year ended December 31, 1996.)

10.118            Option to Purchase 123,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Albert E. Gosselin;  Option Agreement, dated as of June 1,
                  1996, between Pollution Research and Control Corp. and Albert E. Gosselin.
                  (Incorporated herein by reference to Exhibit 10.118 to the Annual Report on Form
                  10-K for the fiscal year ended December 31, 1996.)

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

10.123            Option to Purchase 20,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Craig E. Gosselin;  Option Agreement, dated as of June 1,
                  1996, between Pollution Research and Control Corp. and Craig E. Gosselin.
                  (Incorporated herein by reference to Exhibit 10.123 to the Annual Report on Form
                  10-K for the fiscal year ended December 31, 1996.)

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





10.125            Option to Purchase 20,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Cynthia L. Gosslin;  Option Agreement, dated as of June
                  1, 1996, between Pollution Research and Control Corp. and Cynthia L. Gosselin.
                  (Incorporated herein by reference to Exhibit 10.125 to the Annual Report on Form
                  10-K for the fiscal year ended December 31, 1996.)

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

10.145            Option to Purchase 40,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Paul Richardson;  Option Agreement, dated as of August
                  6, 1996, between Pollution Research and Control Corp. and Paul Richardson.
                  (Incorporated herein by reference to Exhibit 10.145 to the Annual Report on Form
                  10-K for the fiscal year ended December 31, 1996.)

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

10.148            Option to Purchase 400,000 Shares of Pollution Research and Control Corp. issued to Fenway Advisory Group;  Option Agreement dated as of November 19, 1996, between Pollution Research and Control Corp. and Fenway Advisory Group.
                  (Incorporated herein by reference to Exhibit 10.148 to the Annual Report on Form
                  10-K for the fiscal year ended December 31, 1996.)





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

10.154            Purchase Agreement dated May 8, 1998 between Pollution Research and Control
                  Corp. and Albert E. Gosselin, Jr. to purchase 400,000 Shares of Preferred
                  Convertible Stock. (Incorporated herein by reference to Exhibit 10.154 to the
                  Annual Report on Form 10K for the fiscal year ended December 31, 1998.)

10.155            Purchase Agreement dated May 8, 1998 between Pollution Research and Control
                  Corp. and Patricia Cudd to purchase 400,000 Shares of Preferred Convertible
                  Stock. (Incorporated herein by reference to Exhibit 10.155 to the Annual Report on
                  Form 10K for the fiscal year ended December 31, 1998.)

10.156            Purchase Agreement dated May 8, 1998 between Pollution Research and Control
                  Corp. and Gary L. Dudley to purchase 80,000 Shares of Preferred Convertible
                  Stock. (Incorporated herein by reference to Exhibit 10.156 to the Annual Report on
                  Form 10K for the fiscal year ended December 31, 1998.)

10.157            Purchase Agreement dated June 19, 1998  between Pollution Research and Control
                  Corp. and William T. Richey to purchase 20,000 shares of Common Stock.
                  (Incorporated herein by reference to Exhibit 10.157 to the Annual Report on Form
                  10K for the fiscal year ended December 31, 1998.)

10.158            Purchase Agreement dated June 19, 1998 between Pollution Research and Control
                  Corp. and Ronald E. Patterson to purchase 23,190 shares of Common Stock.
                  (Incorporated herein by reference to Exhibit 10.158 to the Annual Report on Form
                  10K for the fiscal year ended December 31, 1998.)

10.159            Purchase Agreement dated June 19, 1998 between Pollution Research and Control




                  Corp. and Ronald E. Patterson to purchase 68,810 shares of Common Stock.
                  (Incorporated herein by reference to Exhibit 10.159 to the Annual Report on Form
                  10K for the fiscal year ended December 31, 1998.)

10.160            Purchase Agreement dated June 19, 1998 between Pollution Research and Control
                  Corp. and Mayer Zarchi to purchase 20,000 shares of Common Stock.
                  (Incorporated herein by reference to Exhibit 10.160 to the Annual Report on Form
                  10K for the fiscal year ended December 31, 1998.)

10.161            Purchase Agreement dated June 19, 1998 between Pollution Research and Control
                  Corp. and Fred J. Zalokar to purchase 23,000 shares of Common Stock.
                  (Incorporated herein by reference to Exhibit 10.161 to the Annual Report on Form
                  10K for the fiscal year ended December 31, 1998.)

10.162            Purchase Agreement dated June 19, 1998 between Pollution Research and Control
                  Corp. and Frank T. Anaya to purchase 9,174 shares of Common Stock.
                  (Incorporated herein by reference to Exhibit 10.162 to the Annual Report on Form
                  10K for the fiscal year ended December 31, 1998.)

10.163            Purchase Agreement dated June 19, 1998 between Pollution Research and Control
                  Corp. and Donald A. Carstens to purchase 9,082 shares of Common Stock.
                  (Incorporated herein by reference to Exhibit 10.163 to the Annual Report on Form
                  10K for the fiscal year ended December 31, 1998.)

10.164            Purchase Agreement dated June 19, 1998 between Pollution Research and Control
                  Corp. and Alan L. Talesnick to purchase 18,000 shares of Common Stock.
                  (Incorporated herein by reference to Exhibit 10.164 to the Annual Report on Form
                  10K for the fiscal year ended December 31, 1998.)

10.165            Option to purchase 23,125 Shares of Pollution Research and Control Corp. issued to Phoenix Alliance, Inc.; Option Agreement dated June 19, 1998 between Pollution
                  Research and Control Corp. and Phoenix Alliance, Inc. (Incorporated herein by reference to Exhibit 10.165 to the Annual Report on Form 10K for the fiscal year ended December 31, 1998.)

10.166            Agreement  to purchase a  technician  service  center in Macau from PIC Computers,  Ltd.  Agreement dated as of June 24, 1998
                  between   Pollution   Research  and  Control  Corp.   and  PIC
                  Computers,  Ltd.  (Incorporated herein by reference to Exhibit
                  10.166 to the Annual  Report on Form 10K for the  fiscal  year ended December 31, 1998.)

10.167            Option to purchase 13,750 Shares of Common Stock issued to Marcia Smith;
                  Option Agreement dated as of December 14, 1998 between Pollution Research and
                  Control Corp. and Marcia Smith. (Incorporated herein by reference to Exhibit
                  10.167 to the Annual Report on Form 10K for the fiscal year ended December 31,
                  1998.)

10.168            Option to purchase 12,500 Shares of Common Stock issued to Cindy Gosselin;
                  Option Agreement dated as of December 14, 1998 between Pollution Research and
                  Control Corp. and Cindy Gosselin. (Incorporated herein by reference to Exhibit
                  10.168 to the Annual Report on Form 10K for the fiscal year ended December 31,
                  1998.)

10.169            Promissory Note dated as of January 27, 1999 between Pollution Research and




                  Control Corp. and Mark S. Rose. (Incorporated herein by reference to Exhibit
                  10.169 to the Annual Report on Form 10K for the fiscal year ended December 31,
                  1998.)

10.170            Option to purchase 48,000 Shares of Common Stock issued to Mark S. Rose;
                  OptionAgreement dated as of January 27, 1999 between Pollution Research and
                  Control Corp. and Mark S. Rose. (Incorporated herein by reference to Exhibit
                  10.170 to the Annual Report on Form 10K for the fiscal year ended December 31,
                  1998.)

10.171            Finder's Agreement dated January 27, 1999 between Pollution Research and
                  Control Corp. and Rosemary Althaus. (Incorporated herein by reference to Exhibit
                  10.171 to the Annual Report on Form 10K for the fiscal year ended December 31,
                  1998.)

10.172            Option to purchase 5,000 Shares of Common Stock of Pollution Research and
                  Control Corp.; Option Agreement dated as of January 27, 1999 between Pollution
                  Research and Control Corp. and Rosemary Althaus. (Incorporated herein by reference to Exhibit 10.172 to the Annual Report on Form 10K for the fiscal year ended December 31, 1998.)

10.173            Purchase  Agreement  to purchase  25,000 units  consisting  of
                  25,000 shares of Common Stock and 25,000  Warrants to purchase
                  Common Stock dated as of February  25, 1999 between  Pollution
                  Research   and   Control   Corp.   and   William  T.   Richey.
                  (Incorporated  herein by  reference  to Exhibit  10.173 to the
                  Annual  Report on Form 10K for the fiscal year ended  December
                  31, 1998.)

10.174            Purchase Agreement to purchase 133,333 units consisting of 133,333 shares of
                  Common Stock and 133,333 Warrants to purchase Common Stock dated as of
                  February 25, 1999 between Pollution Research and Control Corp. and Ronald E.
                  Patterson. (Incorporated herein by reference to Exhibit 10.174 to the Annual Report on Form 10K for the fiscal year ended December 31, 1998.)

10.175 Purchase Agreement to purchase 66,666 units consisting of 66,666 shares of Common Stock and 66,666 Warrants to purchase
                  Common Stock dated as of February  25, 1999 between  Pollution
                  Research and Control Corp. and Phillip Huss. (Incorporated herein by reference to Exhibit 10.175 to the Annual Report on Form 10K for the fiscal year ended December 31, 1998.)

10.176            Option to Purchase 25,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Anthony Reneau;Option Agreement dated as of February
                  25, 1999 between Pollution Research and Control Corp. and Anthony Reneau.
                  (Incorporated herein by reference to Exhibit 10.176 to the Annual Report on Form
                  10K for the fiscal year ended December 31, 1998.)

10.177            Purchase Agreement to purchase 14,000 units consisting of 14,000 shares of
                  Common Stock and 14,000 Warrants to purchase Common Stock dated as of
                  February 25, 1999 between Pollution Research and Control Corp and Alan L.
                  Talesnick. (Incorporated herein by reference to Exhibit 10.177 to the Annual Report on Form 10K for the fiscal year ended December 31, 1998.)

10.178            Investment Letter and Memorandum of Subscription/Purchase Agreement to
                  purchase 33,333 units consisting of 33,333 shares of Common Stock and 33,333 warrants to purchase Common Stock, dated as of February 25, 1999, between
                  Pollution Research and Control Corp. and Maria Molinsky.  (Incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-1, File #333-
                  87965 of Pollution Research and Control Corp. dated September 28,1999.)

10.179            Investment Letter and Memorandum of Subscription/Purchase Agreement to
                  purchase 9,333 units consisting of 9,333 shares of Common Stock and 9,333 warrants to purchase Common Stock, dated as of February 25, 1999, between
                  Pollution Research and Control Corp. and Jennifer S. Jauregui. (Incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-1, File #333-
                  87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.180            Investment Letter and Memorandum of Subscription/Purchase Agreement to
                  purchase 6,666 units consisting of 6,666 shares of Common Stock and 6,666 warrants to purchase Common Stock, dated as of February 25, 1999, between
                  Pollution Research and Control Corp. and Cynthia L. Gosselin. (Incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-1, File #333-
                  87965 of Pollution Research and Control Corp. dated September 28, 1999.

10.181            Investment Letter and Memorandum of Subscription/Purchase Agreement to
                  purchase 133,333  shares of Common Stock  dated May 19, 1999, between
                  Pollution Research and Control Corp. and The Investor Resource Services, Inc..
                  (Incorporated herein by reference to Exhibit 4.16 to the Registration Statement on
                  Form S-1, File #333-87965 of Pollution Research and Control Corp. dated
                  September 28, 1999.

10.182            Investment Letter and Memorandum of Subscription/Purchase Agreement to
                  purchase 66,667   shares of Common Stock  dated May 19, 1999, between Pollution
                  Research and Control Corp. and Trautman Wasserman & Company, Inc.
                  (Incorporated herein by reference to Exhibit 4.17 to the Registration Statement on
                  Form S-1, File #333-87965 of Pollution Research and Control Corp. dated
                  September 28, 1999.)

10.183            18% Subordinated Convertible Debenture Due December 1, 1999, between
                  Pollution Research and Control Corp. and The Venezuela Recovery Fund, N.V.
                  (Incorporated herein by reference to Exhibit 4.18 to the Registration Statement on
                  Form S-1, File #333-87965 of Pollution Research and Control Corp. dated
                  September 28, 1999.)

10.184            Financial Consulting and Services Agreement dated May 20, 1999, between
                  Pollution Research and Control Corp. and Premiere Equities, Inc.(Incorporated
                  herein by reference to Exhibit  4.19 to the Registration Statement on Form S-1, File
                  #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.185            Investment Letter and Memorandum of Subscription/Purchase Agreement to
                  purchase 100,000  shares of Common Stock  dated May 27, 1999, between
                  Pollution Research and Control Corp. and Blagoja Samakoski.  (Incorporated
                  herein by reference to Exhibit 4.20 to the Registration Statement on Form S-1, File
                  #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.186            Investment Letter and Memorandum of Subscription/Purchase Agreement to
                  purchase 80,000  shares of Common Stock  dated  July 16, 1999, between Pollution
                  Research and Control Corp. and Ronald E. Patterson.  (Incorporated herein by reference to Exhibit 4.21 to the Registration Statement on Form S-1, File #333-
                  87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.187            Investment Letter and Memorandum of Subscription/Purchase Agreement to
                  purchase 30,000  shares of Common Stock  dated  July 16, 1999, between Pollution
                  Research and Control Corp. and Phillip T. Huss.  (Incorporated herein by reference to Exhibit 4.22 to the Registration Statement on Form S-1, File #333-87965 of
                  Pollution Research and Control Corp. dated September 28, 1999.)

10.188            Lock-up Agreement, dated August 12, 1999, between Pollution Research and
                  Contnrol Corp. and Mr. ALbert E. Gosselin, Jr.   (Incorporated herein by reference
                  to Exhibit 4.23 to the Registration Statement on Form S-1, File #333-87965 of
                  Pollution Research and Control Corp. dated September 28, 1999.)

10.189            Compromise, Settlement and Release Agreement dated August 12, 1999, between
                  Pollution Research and Control Corp. and Fidelity Funding.   (Incorporated herein
                  by reference to Exhibit 4.24 to the Registration Statement on Form S-1, File #333-
                  87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.190            Escrow  Agreement dated August 12, 1999, among Pollution Research and Control
                  Corp., Fidelity Funding, Inc., and American Escrow Company.  (Incorporated
                  herein by reference to Exhibit 4.25 to the Registration Statement on Form S-1, File
                  #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.191            12% Subordinated Convertible Debenture Due June 1, 2000, dated September 1,
                  1999, between Pollution Research and Control Corp. and Spiga Limited.
                  (Incorporated herein by reference to Exhibit 4.26 to the Registration Statement on
                  Form S-1, File #333-87965 of Pollution Research and Control Corp. dated
                  September 28, 1999.)

10.192            12% Subordinated Convertible Debenture Due June 1, 2000, dated September 1,
                  1999, between Pollution Research and Control Corp. and Spiga Limited.
                  (Incorporated herein by reference to Exhibit 4.27 to the Registration Statement on
                  Form S-1, File #333-87965 of Pollution Research and Control Corp. dated
                  September 28, 1999.)

10.193            Investment Letter and Memorandum of Subscription/Purchase Agreement to
                  purchase 50,000  shares of Common Stock  dated  September 13, 1999, between
                  Pollution Research and Control Corp. and Matis Molinsky.  (Incorporated herein by reference to Exhibit 4.28 to the Registration Statement on Form S-1, File #333-
                  87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.194            Investment Letter and Memorandum of Subscription/Purchase Agreement to
                  purchase 50,000  shares of Common Stock  dated  September 13, 1999, between
                  Pollution Research and Control Corp. and Lee Sion.  (Incorporated herein by reference to Exhibit 4.29 to the Registration Statement on Form S-1, File #333-
                  87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.195            Investment Letter and Memorandum of Subscription/Purchase Agreement to
                  purchase 50,000  shares of Common Stock  dated  September 13, 1999, between
                  Pollution Research and Control Corp. and Steven  Sion.  (Incorporated herein by reference to Exhibit 4.30 to the Registration Statement on Form S-1, File #333-
                  87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.196*           Warrant to purchase 75,000 Shares of Common Stock of Pollution Research and
                  Control  Corp. issued to IIG Capital LLC; Warrant Agreement dated as of June 1,
                  1999 between Pollution Research and Control Corp. and IIG Capital LLC.

10.197*           Warrant to purchase 30,000 Shares of Common Stock of Pollution Research and
                  Control  Corp. issued to Astor Capital; Warrant Agreement dated as of June 1, 1999 between Pollution Research and Control Corp. and Astor Capital.



10.198*           Warrant to purchase 22,500 Shares of Common Stock of Pollution Research and
                  Control  Corp. issued to Spiga Limited; Warrant Agreement dated as of September
                  1, 1999 between Pollution Research and Control Corp. and Spiga Limited.

10.199*           Warrant to purchase 18,000 Shares of Common Stock of Pollution Research and
                  Control  Corp. issued to Astor Capital; Warrant Agreement dated as of September
                  1, 1999 between Pollution Research and Control Corp. and Astor Capital.

10.200*           Warrant to purchase 22,500 Shares of Common Stock of Pollution Research and
                  Control  Corp. issued to Spiga Limited; Warrant Agreement dated as of September
                  1, 1999 between Pollution Research and Control Corp. and Spiga Limited.

10.201*           Warrant to purchase 25,000 Shares of Common Stock of Pollution Research and
                  Control  Corp. issued to IIG Capital LLC; Warrant Agreement dated as of
                  December 1, 1999 between Pollution Research and Control Corp. and IIG Capital
                  LLC.

10.202*           Warrant to purchase 20,475 Shares of Common Stock of Pollution Research and
                  Control  Corp. issued to Phillip T. Huss; Warrant Agreement dated as of July 16,
                  1999 between Pollution Research and Control Corp. and Phillip T. Huss.

10.203*           Warrant to purchase 54,525 Shares of Common Stock of Pollution Research and
                  Control  Corp. issued to Ronald E. Patterson;  Warrant Agreement dated as of July
                  16, 1999 between Pollution Research and Control Corp. and Ronald E. Patterson.

10.204*           Warrant to purchase 20,000 Shares of Common Stock of Pollution Research and
                  Control  Corp. issued to Fidelity Funding; Warrant Agreement dated as of August
                  12, 1999 between Pollution Research and Control Corp. and Fidelity Funding.

10.205*           Warrant to purchase 25,000 Shares of Common Stock of Pollution Research and
                  Control  Corp. issued to Maria Molinsky; Warrant Agreement dated as of
                  September 13, 1999 between Pollution Research and Control Corp. and Maria
                  Molinsky.

10.206*           Warrant to purchase 25,000 Shares of Common Stock of Pollution Research and
                  Control  Corp. issued to Lee Sion; Warrant Agreement dated as of  September 13,
                  1999 between Pollution Research and Control Corp. and Lee Sion.

10.207*           Warrant to purchase 25,000 Shares of Common Stock of Pollution Research and
                  Control  Corp. issued to Steven Sion; Warrant Agreement dated as of September 13,
                  1999 between Pollution Research and Control Corp. and Steven Sion.

10.208*           Registration Rights Agreement, dated June 1, 1999 between Pollution Research and
                  Control Corp.  and Venezuela Recovery Fund.



10.209*           Registration Rights Agreement, Dated September 1, 1999 between Pollution
                  Research and Control Corp. and Spiga Limited.

10.210            12% Subordinated Convertible Debenture Due February 23, 2001, Dated February
                  16, 2000, between Pollution Research and Control Corp. and Britannica Associates
                  Limited (Incorporated herein by reference to Exhibit 4.1 of the Post-Effective
                  Amendment No. 1 to Form S-3 Registration Statement #333-87965.)

10.211*           Warrant to purchase 200,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Britannica Associates Limited; Warrant Agreement dated as of February 23, 2000.

10.212*           Warrant to purchase 100,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Britannica Associates Limited; Warrant Agreement dated as of February 23, 2000.

10.213*           Warrant to purchase 20,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Astor  Capital; Warrant Agreement dated as of February 23,
                  2000.

10.214*           Registration Rights Agreement, Dated February 23, 2000 between Pollution
                  Research and Control Corp. and Britannica Associates Limited.

10.215*           Promissory Note due March 21, 2000 dated as of January 21, 2000 between
                  Pollution Research and Control Corp. and Britannica Associates, Ltd.

10.216*           Amendment to Compromise and Settlement  Agreement  between Fidelity Funding,
                  Inc. and Pollution Research and Control Corp. dated March 24, 2000.

10.217*           Warrant to purchase 87,141 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Phillip T. Huss.  Warrant Agreement dated as of March 31,
                  2000.

10.218*           Warrant to purchase 187,858 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Ronald E. Patterson.  Warrant Agreement dated as of March
                  31, 2000.

10.219*           Warrant to purchase 46,875 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Lee Sion.  Warrant Agreement dated as of March 31, 2000.

10.220*           Warrant to purchase 25,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Steven Sion.  Warrant Agreement dated as of March 31,
                  2000.

0.221*           Warrant to purchase 10,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Patricia Cudd.  Warrant Agreement dated as of March 31,
                  2000.

10.222*           Warrant to purchase 14,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Alan Talesnick.  Warrant Agreement dated as of March 31,
                  2000.

10.223*           Warrant to purchase 25,000 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to William Richey.  Warrant Agreement dated as of March 31,
                  2000.

10.224*           Warrant to purchase 33,333 Shares of Common Stock of Pollution Research and
                  Control Corp. issued to Maria Molinsky.  Warrant Agreement dated as of March 31,
                  2000.
21*               List of Subsidiaries


*Filed herewith
