Form 10QSB
period 2000-03-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2000-05-15
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended March 31, 2000

{ } Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act

For the Transition Period from __________ to __________

Commission file Number  0-14266

                      POLLUTION RESEARCH AND CONTROL CORP.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         California                                              95-2746949
-------------------------------                           ----------------------
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

                                   Yes X No _

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Class                       Date                   No. of Shares Outstanding
    -----                       ----                   -------------------------
   Common                    May 11, 2000                        4,235,085

Traditional Small Business Disclosure Format (check one):

                                  YES X No ___

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-QSB
                    For the Three Months Ended March 31, 2000


                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Part I Financial Information

     Item 1. Financial Statements:

             Consolidated Balance Sheet                                    3
             Consolidated Statements of Operations                         5
             Consolidated Statement of Shareholders' Equity                6
             Consolidated Statement  of Cash Flows                         7
             Notes to Financial Statements                                 8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9

Part II Other Information 11

     Item 1 Legal Proceedings                                             11

     Item 6 Reports on Form 8-K                                           11

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)

                                                                        As of
                                                                       3/31/00
                                                                      ---------
CURRENT ASSETS

         Cash                                                         $  659,795

         Accounts receivable, trade, less
         allowance for doubtful                                          462,981
         accounts of $ 33,350

         Inventories (Note 2)                                          1,546,075

         Prepaid Loan Fees                                               551,233

         Other current assets                                             48,997
                                                                      ----------

         TOTAL CURRENT ASSETS                                          3,269,081
                                                                      ----------

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, net                                                         96,586
                                                                      ----------

OTHER ASSETS

         Advances to joint venture                                       203,938

         Deferred tax asset, net                                       2,659,000

         Other intangible assets                                          30,009

         Other assets                                                     12,140
                                                                      ----------

TOTAL OTHER ASSETS                                                     2,905,087
                                                                      ----------

TOTAL ASSETS                                                          $6,270,754
                                                                      ==========




See accompanying notes to financial statements
                                                                               3

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                       As of
CURRENT LIABILITIES                                                   03/31/00
                                                                    -----------
         Notes payable (Note 3)                                     $   385,000

         Convertible debt (Note 3)                                    1,075,000

         Accounts payable                                               120,771

         Accrued liabilities                                            221,998
                                                                    -----------

TOTAL CURRENT LIABILITIES                                             1,802,769
                                                                    -----------


DEFERRED RENT                                                            39,968
                                                                    -----------


SHAREHOLDERS' EQUITY : (Note 4)

         Common Stock, no par value; 30,000,000 shares
            authorized,  4,235,085 issued and outstanding             8,507,826
         Additional  paid in capital                                  1,120,849
         Accumulated (deficit)                                       (5,200,658)
                                                                    -----------


         TOTAL SHAREHOLDERS' EQUITY                                 $ 4,428,017
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 6,270,754
                                                                    ===========




See accompanying notes to financial statements
                                                                               4

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------

Net Revenues                                         $   428,372    $   648,921

Cost of goods sold                                       394,970        542,775
                                                     -----------    -----------
         Gross profit                                     33,402        106,146
                                                     -----------    -----------

Operating expenses:
         Selling, general and
           administrative expenses                       686,053        328,667
         Research and development                          1,405          1,480
                                                     -----------    -----------
                  Total operating expenses               687,458        330,147
                                                     -----------    -----------
         Loss  from operations                          (654,056)      (224,001)

Other Income (Expense)
         Interest Expense                                (86,046)       (18,101)
         Interest and other income                           261           --
                                                     -----------    -----------
Net Other Income (Expense)                               (85,785)       (18,101)

Loss Before Income Taxes                                (739,841)      (242,102)
Provision for income taxes                                  --             --
                                                     -----------    -----------

Net Income (loss)                                    $  (739,841)   $  (242,102)
                                                     ===========    ===========



Earnings per share
         Net Income (loss) per share
          - basic and diluted                        $      (.20)   $      (.09)
                                                     ===========    ===========

Weighted Average Number of Shares Outstanding          3,721,018      2,564,072
                                                     ===========    ===========





See accompanying notes to financial statements
                                                                               5


                               POLLUTION RESEARCH AND CONTROL CORP AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     For the Three Months Ended March 31, 2000
                                                    (Unaudited)



                                                                    Additional                                Total
                                       Common Stock                  Paid In            Accumulated        Shareholders'
                                 Shares            Amount            Capital             (Deficit)            Equity
                                 ------            ------            -------             ---------            ------

Balance
December 31, 1999               3,672,545        $ 7,840,920        $   708,167         $(4,460,817)        $ 4,088,270

Exercise of
Warrants                          429,207            404,406                                                    404,406

Conversion of
debt to common
stock                              33,333             75,000                                                     75,000

Increase in amount
realized from stock
issued under  settle-
ment agreement                                                           98,949                                  98,949

Issuance of common
stock to debenture
holder                            100,000            187,500                                                    187,500

Issuance of Warrants                                                    313,733                                 313,733

Net Loss
                                     --                 --                 --              (739,841)           (739,841)
                              -----------        -----------        -----------         -----------         -----------

Balance
March 31,2000                   4,235,085        $ 8,507,826        $ 1,120,849         $(5,200,658)        $ 4,428,017
                              ===========        ===========        ===========         ===========         ===========




See accompanying notes to financial statements
                                                                                                                      6



                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                            Three Months
                                                                            Ended March 31
                                                                    --------------------------------
                                                                      2000                   1999
                                                                    ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                          $(739,841)             $(242,102)
Adjustments to reconcile net income to net cash
         used for operating activities:
         Depreciation and amortization                                 65,795                 17,849

         Deferred rent                                                 (3,634)                (3,633)
    Changes in operating assets and liabilities:
         Accounts receivable, trade, net                              713,715                 20,794
         Inventories                                                 (157,364)               (13,368)
         Other current assets                                          (3,997)                (5,261)
         Other assets                                                    --                  (12,140)
         Accounts payable                                             (96,979)               (31,633)
         Accrued liabilities                                          (61,512)                30,362
                                                                    ---------              ---------
Cash flows (used) by operating activities                            (283,817)              (239,132)
                                                                    ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Loan fees                                                    (50,000)               (10,000)
                                                                    ---------              ---------
         Cash flows (used) by investing activities                    (50,000)               (10,000)
                                                                    ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                       404,406                199,375
         Advances on notes payable                                    575,000                147,343
         Repayments of debt                                          (200,000)                  --
         Repayment of advances to related parties                        --                   19,000
                                                                    ---------              ---------

                  Cash flows provided by financing activities         779,406                365,718
                                                                    ---------              ---------
NET INCREASE (DECREASE) IN CASH                                       445,589                116,586
CASH AT BEGINNING OF PERIOD                                           214,206                 63,951
                                                                    ---------              ---------
CASH AT END OF PERIOD                                               $ 659,795              $ 180,537
                                                                    =========              =========

Non Cash Transactions:
         The Company paid $ 551,233 for prepaid loan fees by the issuance of stock and warrants.

Supplemental Disclosure:
         Cash paid for:
                                    Interest                        $  84,608              $  18,101
                                    Taxes                           $    --                $    --




See accompanying notes to financial statements                                                     7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information furnished herein reflects all material adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the financial statements for the period presented. Interim results are not necessarily indicative of the results of operations for the full year.

The financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999.

2. Inventories:

Inventories at March 31, 2000 consisted of the following:

                  Raw Materials             $    987,540
                  Work-in-Progress               153,639
                  Finished Goods                 404,896
                                            ------------
                                            $  1,546,075


3. Notes Payable & Convertible Debt:

On February 23, 2000 the Company entered into 12% subordinated convertible debenture agreements for $500,000 due February 23, 2001. The debentures are convertible into the Company's Common Stock at any time at the option of the holder. The conversion price is the lesser of 85% of the market price of the Common Stock on the date of conversion or $2.00. As an incentive to enter into this agreement, the Company issued 100,000 shares of Common Stock plus warrants to purchase 100,000 shares and 200,000 shares of Common Stock at $2.25 per share and $4.50 per share, respectively. The fair market value of the 100,000 shares of Common Stock of $187,500 and the fair market value of the warrants of $313,733 were capitalized as prepaid loan fees and is being amortized over the term of the debt. The Company also paid $50,000 of loan fees related to this debt.

On January 21, 2000 the Company obtained a loan for $75,000 for its wholly owned subsidiary, Dasibi China Corp.. This loan bears interest at 10% per annum, and was due March 21, 2000 and is being negotiated for conversion to equity in that subsidiary.




See accompanying notes to financial statements                                 8

4. Shareholders' Equity:

In March 2000 a holder of $150,000 of convertible debentures elected to convert $75,000 into 33,333 shares of Common Stock in accordance with the terms of the debentures.

In February 2000 in connection with the issuance of $500,000 of convertible debentures, the Company issued 100,000 shares of Common Stock and 300,000 warrants as inducement for the loan. The fair value of these shares has been capitalized as loan fees and is being amortized over the 1-year terms of the debentures.

On March 31, 2000, warrants to purchase 50,000 shares of Common Stock at $2.40 per share and 379,207 shares of Common Stock at $.75 per share were exercised.

Common Stock issued to Fidelity Federal under a compromise settlement agreement in June 1999 was used to pay the related debt. The actual proceeds from the sale of these shares exceeded the amount recorded by $98,949. This increase has been recorded as additional paid in capital.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company designs, manufactures and markets automated continuous monitoring instruments used to detect and measure various types of air pollution through its wholly-owned subsidiary, Dasibi Environmental Corp., and, since January 1998 has focused its business primarily on the air pollution market of the People's Republic of China.

The Company has experienced operating losses during quarters in which no product was shipped to China. High staffing and related expenses toward maintaining a consistent quality control and manufacturing schedule. The 1999 Phase I contract for $5.2 million was essentially completed in a 5 month schedule ending November 1999.

The Company's future operating results may be affected by a number of important factors, including: but not limited to the ability of the Company to obtain further contracts for China; uncertainties relative to global economic conditions; industry factors; the availability and cost of components; the Company's ability to develop, manufacture and sell its products profitably; In April 2000 the Company signed a $13.5 million agreement (the Phase II "China Contract"). In May 2000 the Company's Board of Directors approved signed letters of intent and a Company proposal for a joint venture to manufacture its product in China.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 ("2000") Compared To Three Months Ended March 31, 1999 ("1999")

Net revenues for 2000 were $428,372 which represented a decrease of $220,549 or 34% under 1999 net revenue of $648,921. The decrease was primarily due to ongoing competitive price pressures in the U.S. and Europe. Also there were no China shipments.

Gross profit was $33,402 for 2000, a decrease of $72,744 from $106,146 for 1999. The gross profit percentage was 8% in 2000, a decrease from 16% in 1999. The decrease in the gross profit percentage was primarily attributable to increased staffing and training in anticipation of the China Phase II Contract.



See accompanying notes to financial statements                                 9

Selling, general and administrative expenses (SG&A) were $686,053 or 160% of sales for 2000, an increase of $357,386 from $328,667 or 109%. The increase in SG&A was principally due to the related expenses to the above increase in staffing and training.

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

Net cash used in operating activities in the three months ended March 31, 2000 amounted to $283,817, due to the net operating loss of $739,841. The Company's cash level increased 208% as compared to the end of 1999, a total of $445,509 consisting of $284,000 applied to operating activities, offset by $779,000 raised through issuance of common stock and additional borrowings.

Working capital was $915,709 at March 31, 2000.

The Company currently has $385,000 in term borrowings which mature in early June 2000. Management is negotiating "rollovers" for these loans. There is no assurance that these rollovers will be accepted, however management also believes, based on recent experience, that substitute loans can be obtained. Previously during the 1st quarter of 1999 two similar loans were renegotiated and a third loan was paid off with a release obtained on May 3, 2000. Management believes that with the recent signing of the Phase II China contract its "bankability" has been substantially improved. Inflation

The Company believes that inflation has not had a material impact on its business.

Seasonality

The Company does not believe that its business is seasonal.





See accompanying notes to financial statements                                10

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Not applicable

                  (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.




See accompanying notes to financial statements                                11

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      POLLUTION RESEARCH AND CONTROL CORP.
                                                 (Registrant)


Date:    May 11, 2000                 By:  /s/ Albert E. Gosselin, Jr.
                                          --------------------------------------
                                          Albert E. Gosselin, Jr., President and
                                          Chief Executive Officer


Date:    May 11, 2000                 By:  /s/ Donald Ford
                                          --------------------------------------
                                          Donald Ford
                                          Chief Financial Officer








See accompanying notes to financial statements                                12