Form 10QSB
period 2000-06-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2000-08-04
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended June 30, 2000
                               -------------

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

Yes X  No
   ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                         Date          No. of Shares Outstanding
         ------                        -----          -------------------------
         Common                     August 4, 2000            5,075,085

Traditional Small Business Disclosure Format (check one):
YES   X           No
     ----           ----

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-QSB
                  For the Six-Month Period Ended June 30, 2000


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I     Financial Information

           Item 1.  Consolidated Financial Statements:

                    Consolidated Balance Sheet                                3
                    Consolidated Statements of Operations                     5
                    Consolidated Statement of Changes in Shareholders'Equity  7
                    Consolidated Statement of Changes in Cash Flows           8
                    Notes to Financial Statements                             9

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             10

Part II    Other Information                                                  14

           Item 1   Legal Proceedings
           Item 6   Reports on Form 8-K                                       14

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)

                                                                         As Of
                                                                        06/30/00
                                                                      ----------
CURRENT ASSETS

         Cash                                                         $  328,176

         Accounts receivable, trade, less allowance for doubtful         454,265
         accounts of $ 4,734

         Inventories (Note 2)                                          1,523,075

         Prepaid loan fees                                               573,482

         Other current assets                                            127,340
                                                                      ----------

         TOTAL CURRENT ASSETS                                          3,006,338
                                                                      ----------

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, less accumulated depreciation of $219,417                   90,864
                                                                      ----------

OTHER ASSETS

         Advances to joint venture                                       203,938

         Deferred tax asset, net                                       2,659,000

         Other intangible assets, net                                     23,509

         Other assets                                                     12,140
                                                                      ----------

TOTAL OTHER ASSETS                                                     2,898,587
                                                                      ----------

TOTAL ASSETS                                                          $5,995,789
                                                                      ==========

See notes to financial statements

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                                                       As of
CURRENT LIABILITIES                                                   6/30/00
                                                                   ------------

         Notes payable                                             $    575,000

         Convertible debt (Note 3)                                    1,075,000

         Accounts payable                                               166,288

         Accrued liabilities                                            151,288
                                                                   ------------

TOTAL CURRENT LIABILITIES                                             1,967,576
                                                                   ------------


DEFERRED RENT                                                            36,335
                                                                   ------------


SHAREHOLDERS' EQUITY : (Note 4)

         Common Stock, no par value; 30,000,000 shares
            authorized,  5,075,085 issued and outstanding            10,187,826
         Additional paid in capital                                   1,331,651
         Employee Stock Plan receivable                              (1,680,000)
         Accumulated deficit                                         (5,847,599)
                                                                   ------------


         TOTAL SHAREHOLDERS' EQUITY                                   3,991,878
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  5,995,789
                                                                   ============

See notes to financial statements



                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                                Three Months
                                                               Ended June  30,
                                                               ---------------
                                                            2000           1999
                                                        -----------    -----------

Net Revenues                                            $ 1,002,388    $2 ,292,976
Cost of goods sold                                          780,517      1,166,147
                                                        -----------    -----------
         Gross profit                                       221,871      1,126,829
                                                        -----------    -----------

Operating expenses:
         Selling, general and administrative expenses       626,399        426,007
         Research and development                            22,393          4,230
                                                        -----------    -----------
                  Total operating expenses                  648,792        430,237
                                                        -----------    -----------
         Income (loss)  from operations                    (426,921)       696,592

Other Income (Expense)
         Interest Expense                                  (235,020)      (134,381)

         Other income (expense)                              15,000       (109,000)
                                                        -----------    -----------
         Net other income (expense)                        (220,020)      (243,381)
                                                        -----------    -----------
Income (loss)
         Before Income Taxes                               (646,941)       453,211

Provision for income taxes                                     --             --
                                                        -----------    -----------

Net Income (loss)                                       $  (646,941)   $   453,211
                                                        ===========    ===========


Earnings per share
         Net Income (loss) per share - basic            $    (.15)     $     .13
                                                        ===========    ===========
         Net Income (loss) per share - diluted          $    (.15)     $     .12
                                                        ===========    ===========

Weighted Average Shares
         Basic                                            4,244,418      3,467,881
                                                        ===========    ===========
         Diluted                                          4,244,418      3,834,931
                                                        ===========    ===========


See notes to financial statements

                                        5



                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                                 Six Months
                                                               Ended June  30,
                                                               ---------------

                                                            2000          1999
                                                        -----------    -----------

Net Revenues                                            $ 1,430,760    $2 ,941,897
Cost of goods sold                                        1,175,487      1,708,922
                                                        -----------    -----------
         Gross profit                                       255,273      1,232,975
                                                        -----------    -----------

Operating expenses:
         Selling, general and administrative expenses     1,312,452        754,674
         Research and development                            23,798          5,710
                                                        -----------    -----------
                  Total operating expenses                1,336,250        760,384
                                                        -----------    -----------
         Income (loss)  from operations                  (1,080,977)       472,591
Other Income (Expense)
         Interest Expense                                  (321,066)      (160,482)
         Other income (expense)                              15,261       (101,000)
                                                        -----------    -----------
         Net other income (expense)                        (305,805)      (261,482)
                                                        -----------    -----------

Income (loss)
         Before Income Taxes                             (1,386,782)       211,109
Provision for income taxes                                     --             --
                                                        -----------    -----------

Net Income (loss)                                       $(1,386,782)       211,109
                                                        ===========    ===========


Earnings per share
         Net Income (loss) per share - basic            $      (.35)   $      .06
                                                        ===========    ===========

         Net Income (loss) per share - diluted          $      (.35)   $      .06
                                                        ===========    -----------


Weighted Average Shares
         Basic                                            3,986,074      3,302,587
                                                        ===========    ===========
         Diluted                                          3,986,074      3,621,177
                                                        ===========    ===========

See notes to financial statements

                                       6



                                   POLLUTION RESEARCH AND CONTROL CORP AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                         For the Six Months Ended June 30, 2000
                                                        (Unaudited)

                                                     Additional     Employee                       Total
                               Common Stock           Paid In      Stock Plan     Accumulated   Shareholders'
                           Shares        Amount       Capital      Receivable      (Deficit)       Equity
                        -----------   -----------   -----------    -----------    -----------    -----------
Balance
December 31, 1999         3,672,545   $ 7,840,920   $   708,167                   $(4,460,817)   $ 4,088,270

Exercise of
Warrants                    429,207       404,406                                                    404,406

Conversion of
debt to common
stock                        33,333        75,000
                                                                                                      75,000

Increase in amount
realized from stock
issued under  settle-
ment agreement                                           98,949                                       98,949

Issuance of stock           840,000     1,680,000                  $(1,680,000)                        -0-
under employee
stock plan

Issuance of common
stock to debenture
holder                      100,000       187,500                                                    187,500

Issuance of Warrants                                    524,535
                                                                                                     524,535
Net Loss                       --            --            --             --       (1,386,782)    (1,386,782)
                        -----------   -----------   -----------    -----------    -----------    -----------
Balance
June 30, 2000             5,075,085   $10,187,826   $ 1,331,651    $(1,680,000)   $(5,847,599)   $ 3,991,878
                        ===========   ===========   ===========    ===========    ===========    ===========

See notes to financial statements

                                                           7

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months
                                                            Ended June 30
                                                         2000           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                    $(1,386,782)   $   211,109
Adjustments to reconcile net income to net cash
         used for operating activities:
         Depreciation and amortization                   266,570         44,032
         Deferred rent                                    (7,267)        15,746
    Changes in operating assets and liabilities:
         Accounts receivable, trade, net                 722,432     (1,910,487)
         Inventories                                    (134,364)        39,255
         Other current assets                            (82,340)          (240)
         Other assets                                                   (12,140)
         Accounts payable                                (51,463)        63,194
         Accrued liabilities                            (132,222)       254,626
                                                     -----------    -----------

Net cash used for operating activities                  (805,436)    (1,294,905)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock          404,406        425,625
         Advances on notes payable                       775,000        599,177
         Loan fees                                       (50,000)       (60,000)
         Increase in amount due under Nutek
                  settlement agreement                      --          118,604
         Borrowings under long-term debt                    --          300,000
         Repayment of Notes Payable                     (210,000)          --
         Advances to related parties                        --           (5,000)
                                                     -----------    -----------
         Net cash provided by financing activities       919,406      1,378,406
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                          113,970         83,501
CASH AT BEGINNING OF PERIOD                              214,206         63,951
                                                     -----------    -----------
CASH AT END OF PERIOD                                $   328,176    $   147,452
                                                     ===========    ===========

Supplemental Disclosure:
         Cash paid for:
                                    Interest         $   154,059    $    36,712
                                    Taxes            $      --      $      --

Non cash transactions:
         The Company paid $762,039 of prepaid loan fees through the issuance of stock and warrants.

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

2.       Inventories:

Inventories at June 30, 2000 consisted of the following:

                  Raw Materials               $   987,540
                  Work-in-Progress                153,639
                  Finished Goods                  381,896
                                              -----------
                                              $ 1,523,075
                                              ===========

3.       Notes Payable & Convertible Debt:

During the second quarter, the Company negotiated a one-year extension on $300,000 of notes payable that had matured in exchange for options to purchase 48,000 shares of Common Stock at amounts ranging between $2.13 and $2.28 per share. The fair value of these options of $68,672 was capitalized as prepaid loan fees and is being amortized over the one year extension.

During the second quarter, the Company obtained a $200,000 loan which bears interest at 18% per annum and was due June 28, 2000. As an incentive to make this loan, the Company issued options to the holder to purchase 15,000 shares of Common Stock at $2.25 per share. The fair value of these options of $25,230 was capitalized as prepaid loan fees and fully amortized during the quarter based upon the term of the debt. The Company has arranged an extension of the due date on this loan coincident with completion of August, 2000 working capital financing.

On February 23, 2000 the Company entered into 12% subordinated convertible debenture agreements for $500,000 due February 23, 2001. The debentures are convertible into the Company's Common Stock at any time at the option of the holder. The conversion price is the lesser of 85% of the market price of the Common Stock on the date of conversion or $2.00. As an incentive to enter into this agreement, the Company issued 100,000 shares of Common Stock plus warrants to purchase 100,000 shares and 200,000 shares of Common Stock at $2.25 per share and $4.50 per share, respectively. The fair market value of the 100,000 shares of Common Stock of $187,500 and the fair market value of the warrants of $313,733 were capitalized as prepaid loan fees and are being amortized over the term of the debt. The Company also paid $50,000 of loan fees related to this debt.

On January 21, 2000 the Company obtained a loan for $75,000 for its wholly owned subsidiary, Dasibi China Corp.. This loan bears interest at 10% per annum, and was due March 21, 2000 and is being negotiated for conversion to equity in that subsidiary.

4.       Shareholders' Equity:

During the second quarter, the Company issued options to purchase 63,000 shares of Common Stock in connection with various loans (see Note 3).

The Company entered into an agreement in the second quarter with a firm that helps companies find financing through loans and investments. Under this agreement, the Company issued warrants to purchase 100,000 shares of Common Stock at $5.00 per share. The fair value of these warrants of $116,900 has been capitalized as prepaid loan fees and will be amortized over the term of this agreement.

On June 29, 2000 the Company issued 840,000 shares of Common Stock under the Company's employee stock plan at $2.00 per share in exchange for a non-interest bearing note of $1,680,000, based on full (46 employees) participation paid by individual employee payroll deduction.

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

The Company has experienced substantial operating losses during months in which no product was shipped to China primarily due to high staffing and related expenses toward maintaining necessary shipment readiness with a non-predictable manufacturing schedule. The 1999 Phase I contract for $5.2 million was essentially completed in a 5 month period ending in November 1999.

The Company's future operating results may be affected by a number of important factors, including but not limited to the ability of the Company to obtain further contracts for China; uncertainties relative to global economic conditions; industry factors; the availability and cost of components; the Company's ability to develop, manufacture and sell its products profitably. In April 2000 the Company signed a $13.5 million agreement (the Phase II "China Contract"). In May 2000 the Company's Board of Directors approved signed letters of intent and a Company proposal for a joint venture to manufacture its product in China.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000, versus Three Months Ended June 30, 1999

Net revenues decreased 56% from $2,292,976 during the second quarter of 1999 to $1,002,388 during the second quarter of 2000. The decrease was primarily due to the absence of China contract shipments and to ongoing competitive price pressures in the U.S. and Europe.

Gross profit margin was 22% for the second quarter of 2000 versus 49% for the second quarter of 1999. Decreases in gross profit percentage remains primarily attributable to increased staffing and training in anticipation of China contract work.

Selling, general and administrative expenses increased $200,392, or 47% during the second quarter of 2000, versus the same period in 1999, primarily due to commissions paid on China Phase I contract not applicable or paid in the same period in 1999.

During the second quarter of 2000 accounting charges related to amortization of loan fees and interest amounted to $195,053. The second quarter of 1999 did not include this accounting charge. Previously all accounting charges were reported in the fourth quarter.

As a result of the foregoing factors, the Company incurred a loss of $646,941 during the three months ended June 30, 2000 as compared to net operating income of $453,211 during the three months ended June 30, 1999.

Six Months Ended June 30, 2000, versus Six Months Ended June 30, 1999

Net revenues decreased 51% from $2,941,897 during the first half of 1999 to $1,430,760 during the first half of 2000. The decrease was primarily due to the absence of China contract shipments and to ongoing competition price pressures in the U.S. and Europe.

Gross profit margin was 18% for the first half of 2000 versus 42% for the first half of 1999. Decrease in gross profit percentage remains primarily attributable to increased staffing and training in anticipation of China contract work.

Selling, general and administrative expenses increased $557,778, or 74% during the first half of 2000, versus the same period in 1999, primarily due to commissions paid on China Phase I contract not applicable or paid in the same period in 1999.

During the first six months of 2000 accounting charges related to amortization of loan fees and interest amounted to $254,283. The first six months of 1999 did not include this accounting charge. Previously all accounting charges were reported in the fourth quarter.

As a result of the foregoing factors, the Company incurred a loss of $1,386,782 during the six months ended June 30, 2000 as compared to net operating income of $211,109 during the six months ended June 30, 1999.

Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities. The low market value of the Company's securities and its unstable operating performance has severely restricted access to capital, and when capital has been obtained it has been necessarily costly due to high interest costs and related loan fees.

Net cash used in operating activities in the six months ended June 30, 2000, amounted to $805,436, due to the loss incurred during the period, offset by collection of accounts receivable. The Company's cash level increased 53% as compared to the end of the last quarter of 1999, primarily due to issuance of common stock amounting to $404,406 and additional net borrowings of $565,000 resulting in a net increase of $114,000.

Working capital was $1,038,762 at June 30, 2000.

The Company currently has $200,000 in a term borrowing that is past due but which has been negotiated into a "rollover" to be paid out of a current convertible bond loan commitment of approximately $540,000. Whereas management previously believed that the Phase II China contract improved the Company's "bankability", it now appears that an effective financing date of the contract is necessary to improve borrowing capability.

Inflation

The Company believes that inflation has not had a material impact on its business.

Seasonality

The Company does not believe that its business is seasonal.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Not applicable

        (b) The Company did not file any reports on Form 8-K during the three months ended June 30 , 2000.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      POLLUTION RESEARCH AND CONTROL CORP.
                                      ------------------------------------
                                                   (Registrant)


Date:    August  4,  2000                 By:  /S/ Albert E. Gosselin
         -------------------------        --------------------------------
                                          Albert E. Gosselin, Jr., President and
                                          Chief Executive Officer


Date:   August  4, 2000                   By: /s/ Donald Ford
        --------------------------        --------------------------------
                                          Donald Ford
                                          Chief Financial Officer