Form 10QSB
period 2000-09-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2000-11-14
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended September 30, 2000
                               ------------------

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

Yes   X    No
    -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                     Date               No. of Shares Outstanding
         ------                     ----               -------------------------
         Common                November 14, 2000              5,091,752

Traditional Small Business Disclosure Format (check one):
YES    X           No
     -----            -----

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-QSB
                For the NineMonth Period Ended September 30, 2000


                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Part I   Financial Information

         Item 1.  Consolidated Financial Statements:

                   Consolidated Balance Sheet .........................    3
                   Consolidated Statements of Operations ..............    5
                   Consolidated Statement of Changes in
                      Shareholders' Equity ............................    7
                   Consolidated Statements of Cash Flows ..............    8
                   Notes to Financial Statements ......................    9

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations .....   11

Part II  Other Information ............................................   14

         Item 1    Legal Proceedings ..................................   14
         Item 4    Submission of Matters To A Vote of Security Holders    14
         Item 6    Reports on Form 8-K ................................   14

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)

                                                                     As Of
                                                                    09/30/00
                                                                   ----------
CURRENT ASSETS

         Cash                                                      $  164,755

         Accounts receivable, trade, less allowance for doubtful      363,070
         accounts of $4,734

         Inventories (Note 2)                                       1,883,075

         Prepaid loan fees                                            535,739

         Other current assets                                          87,340
                                                                   ----------

         TOTAL CURRENT ASSETS                                       3,033,979
                                                                   ----------

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, less accumulated depreciation of $  225,645              84,636
                                                                   ----------

OTHER ASSETS

         Advances to joint venture                                    203,938

         Deferred tax asset, net                                    2,659,000

         Other intangible assets, net                                  23,509

         Other assets                                                  12,140
                                                                   ----------

TOTAL OTHER ASSETS                                                  2,898,587
                                                                   ----------
TOTAL ASSETS                                                       $6,017,202
                                                                   ==========

See notes to consolidated financial statements

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                       As of
                                                                      9/30/00
                                                                   ------------
CURRENT LIABILITIES

         Notes payable                                             $    575,000

         Convertible debt (Note 3)                                    1,415,000

         Accounts payable                                               339,308

         Accrued liabilities                                            205,005
                                                                   ------------

TOTAL CURRENT LIABILITIES                                             2,534,313
                                                                   ------------


DEFERRED RENT                                                            32,701
                                                                   ------------


SHAREHOLDERS' EQUITY : (Note 4)

         Common Stock, no par value; 30,000,000 shares
         authorized,  5,091,752 issued and outstanding               10,212,826
         Additional paid in capital                                   1,516,651
         Employee Stock Plan receivable                              (1,673,400)
         Accumulated deficit                                         (6,605,889)
                                                                   ------------


         TOTAL SHAREHOLDERS' EQUITY                                   3,450,188
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  6,017,202
                                                                   ============

See notes to consolidated financial statements


                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                                            Three Months
                                                                         Ended September 30,
                                                                ------------------------------------
                                                                    2000                    1999
                                                                -----------              -----------

Net Revenues                                                    $   824,918              $2 ,814,886
Cost of goods sold                                                  630,616                1,504,944
                                                                -----------              -----------
         Gross profit                                               194,302                1,309,942
                                                                -----------              -----------

Operating expenses:
         Selling, general and administrative expenses               663,501                  860,319
         Research and development                                    12,551                   49,866
                                                                -----------              -----------
                  Total operating expenses                          676,052                  910,185
                                                                -----------              -----------
         Income (loss)  from operations                            (481,750)                 399,757
                                                                -----------              -----------
Other Income (Expense)
         Interest Expense                                          (285,540)                (141,096)
         Other income (expense)                                       9,000                   (5,020)
                                                                -----------              -----------
         Net other income (expense)                                (276,540)                (146,116)
                                                                -----------              -----------
Income (loss)
         Before Income Taxes                                       (758,290)                 253,641

Provision for income taxes                                             --                      1,600
                                                                -----------              -----------

Net Income (loss)                                               $  (758,290)             $   252,041
                                                                ===========              ===========

Earnings per share
         Net Income (loss) per share - basic                    $      (.15)             $       .06
                                                                ===========              ===========
         Net Income (loss) per share - diluted                  $      (.15)             $       .06
                                                                ===========              ===========

Weighted Average Shares
         Basic                                                    5,080,455                3,893,770
                                                                ===========              ===========
         Diluted                                                  5,080,455                4,572,578
                                                                ===========              ===========

See notes to consolidated financial statements





                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                                               Nine Months
                                                                           Ended September 30,
                                                                   ------------------------------------
                                                                       2000                    1999
                                                                   -----------              -----------

Net Revenues                                                       $ 2,255,678              $ 5,756,783
Cost of goods sold                                                   1,806,103                3,213,866
                                                                   -----------              -----------
         Gross profit                                                  449,575                2,542,917
                                                                   -----------              -----------

Operating expenses:
         Selling, general and administrative expenses                1,975,953                1,614,993
         Research and development                                       36,349                   55,576
                                                                   -----------              -----------
                  Total operating expenses                           2,012,302                1,670,569
                                                                   -----------              -----------
         Income (loss)  from operations                             (1,562,727)                 872,348
Other Income (Expense)
         Interest Expense                                             (606,606)                (293,578)
         Other income (expense)                                         24,261                 (114,020)
                                                                   -----------              -----------
         Net other income (expense)                                   (582,345)                (407,598)
                                                                   -----------              -----------

Income (loss)
         Before Income Taxes                                        (2,145,072)                 464,750
Provision for income taxes                                                --                      1,600
                                                                   -----------              -----------

Net Income (loss)                                                  $(2,145,072)                 463,150
                                                                   ===========              ===========


Earnings per share
         Net Income (loss) per share - basic                       $      (.49)             $       .13
                                                                   ===========              ===========

         Net Income (loss) per share - diluted                     $      (.49)             $       .12
                                                                   ===========              -----------


Weighted Average Shares
         Basic                                                       4,350,868                3,499,648
                                                                   ===========              ===========
         Diluted                                                     4,350,868                3,997,402
                                                                   ===========              ===========
See notes to consolidated financial statements



                                      POLLUTION RESEARCH AND CONTROL CORP AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    For the Nine Months Ended September 30, 2000 (Unaudited)


                                                                 Additional       Employee                          Total
                                          Common Stock            Paid In        Stock Plan     Accumulated     Shareholders'
                                       Shares       Amount        Capital        Receivable       (Deficit)        Equity
                                      ---------   -----------   -----------      -----------    -----------     ------------

Balance 12/31/99                      3,672,545   $ 7,840,920   $   708,167                     $(4,460,817)    $4,088,270

Exercise of Warrants                    429,207       404,406                                                      404,406

Conversion of
debt to common
stock                                    50,000       100,000                                                      100,000

Increase in amount
realized from stock
issued under  settle-
ment agreement                                                       98,949                                         98,949

Issuance of stock                       840,000     1,680,000                    $(1,680,000)                         -0-
under employee
stock plan

Receipts from
employees under
employee stock
plan                                                                                   6,600                         6,600

Issuance of common
stock to debenture
holder                                  100,000       187,500                                                      187,500

Issuance of Warrants                                                709,535                                        709,535
Net Loss                                   --            --            --               --       (2,145,072)    (2,145,072)
                                    -----------   -----------   -----------    -------------    -----------    -----------

Balance 9/30/00                       5,091,752   $10,212,826   $ 1,516,651    $  (1,673,400)   $(6,605,889)   $ 3,450,188
                                    ===========   ===========   ===========    =============    ===========    ===========

See notes to consolidated financial statements


                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                               Nine Months
                                                                            Ended September 30
                                                                   -------------------------------------
                                                                      2000                      1999
                                                                   -----------               -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                  $(2,145,072)              $   463,150
Adjustments to reconcile net income to net cash
         used for operating activities:
         Depreciation and amortization                                 495,541                   100,156
         Deferred rent                                                 (10,901)                   12,112
    Changes in operating assets and liabilities:
         Accounts receivable, trade, net                               813,623                (2,225,008)
         Inventories                                                  (494,364)                 (156,858)
         Other current assets                                          (42,340)                 (458,679)
         Other assets                                                     --                     (12,140)
         Accounts payable                                              121,561                    86,095
         Accrued liabilities                                           (78,505)                   79,316
                                                                   -----------               -----------

Net cash used for operating activities                              (1,340,457)               (2,111,856)
                                                                   -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of equipment                                         --                      (9,748)
                                                                                             -----------
         Net cash used for investing activities                           --                      (9,748)
                                                                   -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                        411,006                   731,375
         Advances on notes payable                                   1,140,000                 1,237,303
         Loan fees                                                     (50,000)                  (50,000)
         Increase in amount due under Nutek
                  settlement agreement                                    --                     118,604
         Borrowings under long-term debt                                  --                     300,000
         Repayment of Notes Payable                                   (210,000)                     --
         Advances to related parties                                      --                        --
                                                                   -----------               -----------
         Net cash provided by financing activities                   1,291,006                 2,337,282
                                                                   -----------               -----------

NET INCREASE (DECREASE) IN CASH                                        (49,451)                  215,678
CASH AT BEGINNING OF PERIOD                                            214,206                    63,951
                                                                   -----------               -----------
CASH AT END OF PERIOD                                              $   164,755               $   279,629
                                                                   ===========               ===========
Supplemental Disclosure:
         Cash paid for:
                                    Interest                       $   186,589               $   291,745
                                    Taxes                          $      --                 $     1,600
Non cash transactions:
         The Company paid  $947,039 of prepaid loan fees through the issuance of stock and warrants.


See notes to consolidated financial statements

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

2. Inventories:

Inventories at September 30, 2000 consisted of the following:

                  Raw Materials               $   888,788
                  Work-in-Progress                199,731
                  Finished Goods                  794,556
                                              -----------
                                              $ 1,883,075
                                              ===========

3. Notes Payable & Convertible Debt:

On July 18, 2000 the Company entered into a 9% convertible debenture agreement for $365,000 due July 17, 2001. The debentures are convertible into the Company's Common Stock at any time at the option of the holder. The conversion price is the lesser of 80% of the market price on the date of conversion or $2.34. As an incentive to enter into this agreement, the Company issued warrants to purchase 109,500 shares of Common Stock at $2.2875 per share. The Company also issued warrants to purchase 21,900 shares of Common Stock at $2.2875 as a finders fee. The fair market value of all warrants issued in connection with this agreement of $185,000 was capitalized as prepaid loan fees and is being amortized over the term of the debt.

During the second quarter, the Company negotiated a one-year extension on $300,000 of notes payable that had matured in exchange for options to purchase 48,000 shares of Common Stock at amounts ranging between $2.13 and $2.28 per share. The fair value of these options of $68,672 was capitalized as prepaid loan fees and is being amortized over the one year extension.

During the second quarter, the Company obtained a $200,000 loan which bears interest at 18% per annum and was due June 28, 2000. As an incentive to make this loan, the Company issued options to the holder to purchase 15,000 shares of Common Stock at $2.25 per share. The fair value of these options of $25,230 was capitalized as prepaid loan fees and fully amortized during the quarter based upon the term of the debt. The Company has arranged an extension of the due date on this loan coincident with completion of October, 2000 working capital financing.

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

On October 19, 2000, the Company entered into a "refinancing plan" intended to pay off all convertible and related convertible debt. This "plan" is in the form of an escrow account which has not closed as of this date and contains components which require ratification and/or approval at a special shareholders' meeting set for December 19, 2000. Management, however, expects redemption of the above debt to occur before November 10, 2000, if the escrow is successfully completed.

4. Shareholders' Equity:

On September 1, 2000 a holder of $75,000 of convertible debentures elected to convert $25,000 into 16,667 shares of Common Stock in accordance with the terms of the debenture.

During the third quarter, the Company issued warrants to purchase 131,400 shares of Common Stock in connection with the issuance of convertible debentures (see
Note 3).

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

The Company has experienced substantial operating losses during months in which no product was shipped to China primarily due to high staffing and related expenses toward maintaining necessary shipment readiness with a non-predictable manufacturing schedule. The 1999 Phase I contract for $5.2 million was essentially completed in a 5 month period ending in November 1999, but required a year time period between signing and shipping.

The Company's future operating results may be affected by a number of important factors, including but not limited to the ability of the Company to obtain further contracts for China; uncertainties relative to global economic conditions; industry factors; the availability and cost of components; the Company's ability to develop, manufacture and sell its products profitably and the Company's ability to obtain working capital. In April 2000 the Company signed a $13.5 million agreement (the Phase II "China Contract"). In May 2000 the Company's Board of Directors approved signed letters of intent and a Company proposal for a joint venture to manufacture its product in China. On September 6, 2000, the Company signed a joint venture contract with Dongyu Shenyang Group which was approved by China government agencies on September 20, 2000.

On October 19, 2000 the Company opened an escrow for funding with an unaffiliated corporation whose primary end purpose is to seek control of the Comapny. The primary purpose of the Company in the escrow is to obtain working capital for its China projects after redeeming outstanding convertible bonds and their related loans. No escrow instructions have been completed by November 2, 2000 although the convertible bond holders have agreed to "pay-off" terms. The escrow is arranged in stages of which the first is release of working capital to the Company. Other stages involve shareholder ratification and/or approval at a special shareholders' meeting tentatively scheduled for December 19, 2000. At this date, no release of working capital has been made to the Company.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000, versus Three Months Ended
September 30, 1999

Net revenues decreased 71% from $2,814,886 during the third quarter of 1999 to $824,918 during the third quarter of 2000. The decrease was primarily due to the absence of China contract shipments and to ongoing competitive price pressures in the U.S. and Europe.

Gross profit margin was 24% for the third quarter of 2000 versus 46% for the third quarter of 1999. Low gross profit percentage remains primarily attributable to increased staffing and training in anticipation of China contract work, of which there was none in the third quarter of 2000.

Selling, general and administrative expenses decreased $196,818, or 23% during the third quarter of 2000, versus the same period in 1999, primarily due to the absence of commissions paid in this quarter as opposed to $150,000 paid in the third quarter of 1999. Other expenses decreased due to the inactivity of China sales in 2000.

During the third quarter of 2000 accounting charges related to amortization of loan fees and interest amounted to $184,201. The third quarter of 1999 did not include this accounting charge. Previously all accounting charges were reported in the fourth quarter.

As a result of the foregoing factors, the Company incurred a loss of $758,290 during the three months ended September 30, 2000 as compared to net operating income of $252,041 during the three months ended September 30, 1999.

Nine Months Ended September 30, 2000, versus Nine Months Ended
 September 30, 1999

Net revenues decreased 61% from $5,756,783 during the nine months ended September 30, 1999 to $2,255,678 during the nine months ended September 30, 2000. The decrease was primarily due to the absence of China contract shipments and to ongoing competition price pressures in the U.S. and Europe.

Gross profit margin was 20% for the nine months ended September 30, 2000 versus 44% for the nine months ended September 30, 1999. Low gross profit percentage remains primarily attributable to increased staffing and training in anticipation of China contract work, of which there was essentially none in the nine months of 2000.

Selling, general and administrative expenses increased $360,990, or 22% during the nine months ended September 30, 2000 versus the same period in 1999, primarily due to increased commissions to date of $232,000 over the same period in 1999. Commissions were paid in the third and fourth quarters of 1999 and the first and second quarters of 2000 pertaining to the Phase I China contract. In addition, expenditures increased for legal and accounting relating to China contracts plus the setting up of the China office which accounted for the remainder.

During the nine months ended September 30, 2000 accounting charges related to amortization of loan fees and interest amounted to $438,484. The same period of 1999 did not include this accounting charge. Previously all accounting charges were reported in the fourth quarter.

As a result of the foregoing factors, the Company incurred a loss of $2,145,072 during the nine months ended September 30, 2000 as compared to net operating income of $463,150 during the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company has historically financed its growth and cash needs primarily through borrowings, and the public and private sales of its securities. The low trading price of the Company's Common Stock and its unstable operating performance has severely restricted access to capital, and when capital has been obtained it has been necessarily costly due to high interest costs and related loan fees.

Net cash used in operating activities in the nine months ended September 30, 2000, amounted to $1,340,457, due to the loss incurred during the period, offset by collection of accounts receivable. The Company's cash only decreased $49,451 as compared to the end of the last quarter of 1999, despite the large loss, primarily due to issuance of common stock amounting to $411,006 and additional net borrowings of $880,000.

Working capital was $499,666 at September 30, 2000. As a result of the Company's low working capital, the Company has entered into the transaction discussed above under the caption "General." If such transaction is not consummated, the Company may be unable to fulfill the Phase II China contract, which in turn, could have a material adverse impact on its results of operations.

During the second quarter, the Company obtained a $200,000 loan which bears interest at 18% per annum and was due June 28, 2000. As an incentive to make this loan, the Company issued options to the holder to purchase 15,000 shares of Common Stock at $2.25 per share. The fair value of these options of $25,230 was capitalized as prepaid loan fees and fully amortized during the quarter based upon the term of the debt. The Company has arranged an extension of the due date on this loan coincident with completion of October, 2000 working capital financing. Whereas management previously believed that the Phase II China contract improved the Company's "bankability", it now appears that an effective financing date of the contract is necessary to improve borrowing capability.

Inflation

The Company believes that inflation has not had a material impact on its business.

Seasonality

The Company does not believe that its business is seasonal.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On August 30, 2000 the Company's Annual Meeting of Shareholders was held. The following members of the Board of Directors were re-elected with the following vote:

                Name                                         Votes

                Albert E. Gosselin                          4,143,865
                Gary L. Dudley                              4,143,937
                Craig E. Gosselin                           4,141,435
                Marcia Smith                                4,143,937
                Donald R. Ford                              4,143,287

               Additionally, the firm of AJ. Robbins, P.C. was elected as the Company's auditors for the fiscal year ending December 31, 2000 with the following vote:

                For         4,148,138
                Against         6,487
                Abstain         2,402

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Not applicable

          (b) The Company did not file any reports on Form 8-K during the three months ended September 30 , 2000.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 POLLUTION RESEARCH AND CONTROL CORP.
                                 -----------------------------------------------
                                               (Registrant)


Date:    November 14, 2000       By:  /s/ Albert E. Gosselin, Jr.
                                      ------------------------------------------
                                          Albert E. Gosselin, Jr., President and
                                          Chief Executive Officer


Date:   November 14, 2000        By:  /s/ Donald R. Ford
                                      ------------------------------------------
                                          Donald R. Ford
                                          Chief Financial Officer