Form 10KSB
period 2000-12-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2001-04-02
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
{X} Annual Report pursuant to Section 13 or 15(d of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 2000

{  }     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         (No Fee Required)

                      Pollution Research and Control Corp.
            ---------------------------------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

         California                                            95-2746949
         ----------                                            ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

506 Paula Avenue, Glendale, California 91201
--------------------------------------------
(Address of Principal Executive Offices) (Zip Code)

Small Business Issuer's telephone number, including area code (818) 247-7601

Securities  registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check whether the Small Business Issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Small Business Issuer was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB {X}.

Small Business Issuer's revenues for its most recent fiscal year: $3,637,000.

The aggregate market value of the voting stock held by non-affiliates of the Small Business Issuer, computed by reference to the average bid and asked prices of such stock on March 28, 2001 was $4,500,000.

Exhibit Index is located at Page E-1

                      DOCUMENTS INCORPORATED BY REFERENCE:
           Certain exhibits to this Annual Report as set forth in the
                       Exhibit Index located at page E-1.

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS

Part I                                                                   Page
                                                                         ----

         Item 1.   Description of Business                                 4
                       General                                             4
                       History of the Company                              4
                       The Air Pollution Industry                          5
                       Instrument Market                                   6
                       Control Market                                      7
                       Governmental Approval                               7
                       Governmental Regulation and Enforcement             8
                       Company Products                                    8
                       Marketing and Sales; Backlog                       10
                       Foreign Sales                                      11
                       Manufacturing and Purchasing                       11
                       Research and Development                           12
                       Employees                                          12
                       Competition                                        12
                       Intellectual Property                              13

         Item 2.   Description of Properties                              13

         Item 3.   Legal Proceedings                                      13

         Item 4.   Submission of Matters to a Vote of Security Holders    14

Part II.

         Item 5.   Market for Common Equity and Related Stockholder
                       Matters                                            15

         Item 6.   Management's Discussion and Analysis or Plan of
                       Operation                                          15
                       Liquidity and Capital Resources                    17
                       Seasonality                                        18
         Item 7.   Financial Statements                                   18

         Item 8.   Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosures               18

                                TABLE OF CONTENTS

                                   (continued)

Part III                                                                 Page
                                                                         ----

         Item 9.   Directors, Executive Officers, Promoters and
                         Control Persons;
                       Compliance with Section 16(a) of the Exchange Act 19 Directors, Executive Officers and Key Employees 19
                       Family Relationships                               19
                       Business Experience                                20
                       Section 16(a) Beneficial Ownership
                         Reporting Compliance                             21


         Item 10.  Executive Compensation                                 21
                       Executive Compensation                             21
                       Compensation of Directors                          22
                       Employment Agreements                              22

         Item 11.  Security Ownership of Certain Beneficial Owners and
                   Management                                             23

         Item 12.  Certain Relationships and Related Transactions         24

         Item 13.  Exhibits and Reports on Form 8-KA
                   (a)     Exhibits                                       24
                   (b)     Reports on Form 8-KA                           24

Item 1.           Description of Business

General

     Pollution Research's core business for over twenty years has been primarily the design, manufacture and marketing of automated continuous monitoring instruments used to detect and measure various types of air pollution, such as "acid rain," "ozone depletion" and "smog episodes," through our wholly-owned subsidiary, Dasibi Environmental Corp. Our products are generally used to measure air pollution levels in geographic areas which range in size from small industrial sites to entire states or countries. We also supply computer-controlled calibration systems that verify the accuracy of our instruments, data loggers to collect and manage pollutant information and our final reporting software for remote centralized applications, which is classified as "core business related." Currently, our primary market focus for the core business is The People's Republic of China. See "History of Pollution Research and Control Corp. and Recent Developments."

History of Pollution Research and Control Corp.  and Recent Developments

     Pollution Research was organized as a California corporation on December 24, 1971, under the name of "A.E. Gosselin Engineering, Inc." as a wholly-owned subsidiary of "Pollution Research and Control Corp." ("PRCC"), a California corporation co-founded in 1966 by Albert E. Gosselin, Jr., the president and chief executive officer, and his wife, Barbara Gosselin, an executive officer and director. Mr. and Mrs. Gosselin founded the business to design, manufacture and market air pollution monitoring equipment for ambient air (i.e., the surrounding air) as distinguished from the customer stack source monitoring systems then being designed, manufactured and sold by PRCC. The name of the business was changed to "Dasibi Environmental Corp." on March 22, 1973.

     The subsidiary business, our company, was operated as a wholly-owned subsidiary of PRCC until its initial public offering of securities in May 1985. In 1984, PRCC discontinued its research and development activities and assigned them to our business. From 1984 through May 1985, PRCC acted primarily as a holding company for our business and Applied Conservation Technology, Inc. ("ACT"), then another wholly-owned subsidiary of PRCC engaged in the business of providing environmental impact reports to electric utilities. ACT was purchased by its management from PRCC in November 1986. Gary Dudley, a director and former Vice President of the Company and a former executive officer and director of PRCC, has been the President and a principal shareholder of ACT, a diversified environmental consulting firm now located in Westminster, California, since November 1986. (See Item 9. "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Directors, Executive Officers and Key Employees.")

     Our business then changed its name to "Pollution Research and Control Corp.," the name of its former parent, PRCC, in November 1989. In January 1990, Pollution Research acquired all of the issued and outstanding shares of Common Stock of an inactive California corporation, organized by Mr. and Mrs. Gosselin as co-founders under the name of "Baral Engineering, Inc." in July 1976, which changed its name to "Dasibi Environmental Corp." in January 1990. All of Pollution Research business operations were transferred to Dasibi subsequent to the acquisition so that Pollution Research has been and is, essentially a holding company with all environmental business and assets under Dasibi control as a wholly owned subsidiary. Pollution Research also owns an inactive wholly owned subsidiary "Dasibi China". Also in 1990, we changed our fiscal year from June 30 to December 31.

     In January, 1998, Pollution Research began a reorganization program. Our management believed that we could secure long-term contractual business in The People's Republic of China ("China") sufficient to allow expansion of Dasibi's business independent of competitive price pressures which have been experienced since 1994 (see "Instrument Market" under this Item 1).

     In June 1998, we signed a $5.1 million dollar contract with China to supply air monitoring equipment and software in integrated systems to monitor, report, and predict for local regions the air pollutant levels in an eleven city network designated as Phase I and related to a China monitoring plan for over 600 cities. The effective starting date was coincident with our arrangement of U.S. Bank and Export-Import (Ex-Im) guarantee for financing which occurred in June 1999. In March, 1999 we signed a letter of intent in Beijing, China with The State Environmental Protection Agency for Phase II , an additional 20 to 25 cities including expansion of the network of the eleven cities of Phase I.

     In April 2000, we signed a contract valued at approximately $13.6 million for Phase II encompassing 30 cities additional to Phase I and some expansion of the Phase I network. As of the date of this report, no firm starting date is indicated, only a probability for the third quarter of 2001. Since we have chosen to focus primarily on the China market, it is vital that a continuous flow of business be obtained. To date, this has not been the case and a need for a high level of staffing continuously has led to recent losses. Loss of the Phase II contract would have a material adverse effect on us.

     In September 2000, we entered into a joint venture air pollution monitoring instrument manufacturing relationship with the Dongyu Shenyang Group. We own a 42.5% interest in the venture and it is known as Dasibi-Dongyu in China.

     With the signing of a joint venture, we have accomplished our strategic goals for a general air pollution leadership position in China begun in 1994. The goals are a significant achievement and have been costly for an under capitalized company to attain, against larger well-financed competitors; some heavily subsidized by foreign governments. Phase I and Phase II have established us as a "designated vendor" for direct, non-competitive negotiation, the initial company goal, and the joint venture has linked us to a well-financed partner for future business, the second company goal. Management believes no competitor has achieved either goal.

The Air Pollution Industry

     Air pollution consists of certain gases or particles, generally the products of combustion or other industrial processes, which are or may be hazardous to human health. Pollutants include carbon monoxide, ozone, oxides of sulfur and nitrogen, hydrogen sulfide and particles. Small amounts of these pollutants, such as a few parts per million or parts per billion, may be harmful. The instruments produced and sold by us, the "core business", detect and measure these pollutants and are also utilized in calibrating other pollution measurement equipment. Any systems or processes such as our "flue gas purification system" patent employ chemical and mechanical means to remove these same pollutants from combustion exhaust gases. (See "Research and Development" under this Item 1. "Description of Business").

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

     Although manual sampling of both gases and particulates is still performed routinely, improvements in the reliability and accuracy of automated, continuous monitoring equipment that are manufactured and sold by us, have made manual sampling less desirable and automated monitoring increasingly common.

     In basic, continuous monitoring instruments, ambient air is taken into a manifold, whose function is to direct a fast-moving stream of ambient air to the monitor. The instrument may use a filter to remove particulates or scrubbers to remove gasses that might interfere with accurate measurement of the pollutant. The pollutant is then introduced into a measurement cell environment where it undergoes a chemical or physical reaction, whose output can be converted to an electrical signal that, in turn, can be read locally or transmitted to some remote monitoring plant or computer. Measurement cells can be based in many different methods for the detection of the pollutants of interest. Thus, an instrument designer may have many different methods available by which a pollutant may be identified and measured.

     Some methods used for measurement of pollutants by us are flame photometry (wherein concentrations of gaseous elements are measured by burning them and optically observing the color and intensity of the flame generated thereby), infrared absorption (wherein concentrations of infrared absorbing gases are measured by detecting changes in intensity of a radiation beam closed cell), chemiluminescence (wherein a chemical generates a light or a wave length measurable by a photo multiplier tube), ultraviolet spectroscopy (wherein the pollutants' decrease in ultraviolet light intensity is converted by a photoelectric detector to an electric signal) and beta ray attenuation (wherein a radioactive source's beta ray emanation is reduced in direct proportion to the mass of a particle).

Instrument Market

     The air pollution monitoring equipment market includes two markets: (i) source instrumentation for monitoring the source's pollutant emissions as they are discharged into the air and (ii) ambient air for instrumentation for monitoring ambient air pollution. The two markets are quite different in that source instrumentation is generally not subject to rigid governmental-imposed guidelines because of the difficult analyses involved, while ambient air instruments are subject to rigid governmental guidelines because the pollutants are easier to define and measure. Since 1994, the ambient market worldwide except for China, India, and the Philippines has approached saturation with extremely competitive bid situations which have significantly impacted gross profit margins. Since 1994, we have focused a majority of our world-wide marketing budget and effort on China, for cost-efficient effect to improve gross profit margin. Since 1998, we have directed our entire marketing effort to China.

     Generally, we sell our instruments for use in systems for the measurement of ambient air pollution. In a system, air pollution monitoring instruments are united with additional equipment to provide a comprehensive measurement unit. In an ambient air instrumentation system, the monitoring instrument is combined with a manifold intake, a calibrator and data transmitters. The system samples the ambient air, measure the pollutants and transmits the data. We design and manufacture all instruments used in a system, including the data tabulation and transmission devices.

Control Market

     The air pollution control market makes only minimal use of measurement instrumentation. This market is concerned with "purification" of exhaust gases emanating from combustion-related or even chemical-only processes. The "purification" process consists of using various types of equipment that may or may not involve catalysts and/or reagents to cause reactions and/or mechanical removal of a high percentage of selected air pollutants. The highest percentage obtainable will relate, at any given time, to the state-of-the-art of the technology involved and the economics of implementing the technology. The market is old, in essence dating to the beginnings of the industry when soot collectors were first installed on combustion chambers. However, the market size is embryonic since technology has not materially advanced and implementation remains costly so as not to allow any generally accepted control of source pollutants. We filed a patent application in April 1994 for a "flue gas purification system," which issued in 1996, and a second patent issued on the system in March, 1999, however, the commercial viability of a market for this invention is not assured. (See "Research and Development" and "Intellectual Property" under this Item 1. "Description of Business.")

Governmental Approval

     While we presently focus on Chinese activities, it is important to note that United States governmental activity in air pollution monitoring and control has been a recognized leadership authority role in nearly every country in the world. In fact, in air monitoring instrumentation, nearly every country specifies that a stamp be affixed to the instrument or pollution monitor stating "U.S.E.P.A. (U.S. Environmental Protection Agency) Approved." Therefore approval and policies of the EPA effect approval policies throughout the world.

     The Environmental Protection Agency (the "EPA") administers the federal Clean Air Act, as amended by the Clean Air Act Amendments of 1990, and approves ambient air pollution monitoring equipment meeting certain requirements as either reference or equivalent methods for measuring pollutants. The EPA established the reference method as the basic method for measuring a pollutant. An equivalent method measures the same pollutant utilizing a different technique that achieves results identical to those of the referenced method.

     As a practical matter, before a monitoring instrument can be sold in the United States, it must receive EPA-approval as either a "reference" or "equivalent" method. These approvals are given only after rigorous and expensive testing by the applicant and the submission to, and approval by, the EPA of the results of the testing. The testing and approval process generally requires between 12 and 18 months. Following approval, the EPA typically acquires and tests a production model of the device. If the model being tested does not meet the standards established by the approval process, the approval may be withdrawn.

     Each of our models of ozone monitors and our sulfur dioxide and oxides of nitrogen monitors have been approved as an equivalent method by the EPA. Additionally, our carbon monoxide instrument has been approved as equivalent methods by the EPA. We are currently testing a particulate analyzer (beta ray attenuation) for approval as an equivalent method by the EPA. We have never had, or been threatened with, a recall as the result of subsequent testing by the EPA of a production model of any of its instruments.

     We believe that, as the performance of air monitoring equipment improves and monitoring technology becomes available in the market, government regulatory agencies tend to adopt regulations requiring the use of such technology. We have never been required to modify or discontinue any of our products as a result of improved technology. However, there can be no assurance that future technological improvements will not mandate changes in, or cause the obsolescence of our products.

Governmental Regulation and Enforcement

     Similar to the "Governmental Approval" setion, U.S. legislation is also closely followed throughout the world. Any acceleration of concern, as well as deceleration, has a direct implication to the degree of concern in overseas agencies.

     Legislation requiring more precise air pollution monitoring and enforcement is increasing as the sophistication of the technology improves and as concern for the environment, particularly the depletion of the ozone layer, becomes more acute. The Clean Air Act and the Clean Air Act Amendments of 1990 (the "1990 Amendments"), require increased control of industrial air pollution and represent an increasing threat of shut-down for U.S. industrial concerns that fail to obtain necessary permits and engage in other conduct violative of the legislation. Because increased control requires increased management and monitoring of air pollutants by government and industry, we expect, but cannot assure, an increasing market for our products. Our management believes that governmental enforcement policy also has a significant effect on the demand for our products. A relaxation during 1982 in the federal enforcement of governmental standards resulted in a decrease in demand for our products. Since then, the worldwide trend toward increasingly stringent environmental standards for industrial air pollution together with stricter governmental enforcement of environmental regulations, is expected by management to cause continued expansion of segments of the analytical instruments market and a continued increase in demand for our products. In essence, we furnish a product that the customer does not want to buy voluntarily. In previous years, price difference was not significant to the selection process. Since 1994, sizeable discounts have become significant to the purchasers.

Company Products

     In 1972, our personnel developed, and in 1974 initially marketed, the first ultraviolet ozone monitor, of which eight models are currently marketed by us, including high concentration, manual, remote and microprocessor-controlled versions. We will continue to seek to develop new versions of our basic model of ozone monitor, but do not expect any change in the basic principle upon which the instrument operates. Since 1974 our company has been generally considered the leader in ozone measurement technology in the world.

     Under patent granted in 1972, our 1003-AH Ozone Monitor was the only accepted monitor for ozone measurement by every agency in the world until expiration of the patent period or patent coverage. We, ourselves, circumvented patent coverage by introduction and initial marketing of a micro-processor controlled version of the 1003-AH designated as the 1008-AH. Because of these initial actions, a Dasibi ozone analyzer is found in a high majority of monitoring agencies world-wide.

     Our personnel developed microprocessor-controlled carbon monoxide, sulfur dioxide and oxides of nitrogen monitors in 1981, 1986 and 1987, respectively.

     Calibration equipment, that is utilized to independently verify the measurements made by other monitoring equipment, was first manufactured and sold by us in 1976 and known as the "Auditor," was followed by a manually-operated, portable model that performs similar functions. In 1990, both of these models were superseded by our Model 5008 state-of-the-art, programmable calibration equipment.

     We completed development, in 1991, of a Model 7001 beta-gauge to measure sub-micronic particulates, and a Model 8001 data-logger to gather and transmit measured air pollutant information.

     In February 1994, we acquired the technology and inventory of the Byron Hydrocarbon Analyzer line that resulted in a completion of the ability to offer a System 1000. This analyzer is a micro-processor controlled, gas chromatograph type methane, non-methane analyzer designated as Model 302.

     All instruments plus proprietary reporting and predictive software comprise a System 1000 that can serve as a stand-alone satellite in a regional monitoring network. (See "Research and Development")

     Reporting software, i.e., the accumulation and tabulation of collected pollutant and meteorological data, is an integral part of a System 1000. Predictive software is not necessarily an integral part of a System 1000 since it can take several forms for the end-user requirements. Predictive software has no forecasting capability, i.e., allowing the end-user to determine tomorrow's "real time" air pollutant levels. Rather, predictive software applies to "past'"results and how they would change with alterations to generators of pollutant sources, such as factories, traffic, etc. If maps of pollution levels for the "end of today" are required then the predictive software is integral to a System 1000.

     Physically, a System 1000 is a "bank" of rack mounted instruments enclosed in its own 6' x 6' x 2' deep cabinet. The cabinet is normally installed in a temperature controlled environment with sampling inlet tubes to the ambient "outside" surroundings according to U.S.E.P.A. guidelines for "outside" considerations. Essentially no installation is required for the completely wired and internally connected System 1000 cabinet. However, installation, if necessary, and start-up are normally performed by the customer's own technicians since in this type of business, the end-user normally employs high caliber technicians. If this is not the case, we have training facilities and the ability to provide training courses for such personnel.

     We offer a two-year warranty on all of our instruments, with the exception of certain components, such as lamps, that have short lives. With respect to such components, we pass on to the customer the warranty (usually one year) which it receives from the manufacturer. Our warranty provides for repair or replacement of defective products. During each of the last five fiscal years, we have been required to honor our warranty with respect to less than 0.3% of total instruments sales during each year.

Marketing and Sales; Backlog Instruments

     The marketing and sales activities of company include advertising by mail and in trade journals (primarily Pollution Equipment News and Air Pollution Control Association Journal) and attendance and exhibition at worldwide air pollution conferences. Our personnel attend the annual conference of the Air Pollution Control Association as well as worldwide conferences. Our core business instruments have been sold to customers world-wide, including industrial manufacturers; federal, state, city, local and foreign governmental agencies; major industrial companies; and educational and research institutions in over 30 countries. Sales made in the United States are handled directly by our sales staff. Nearly all of our foreign sales are made to distributors who, in turn, resell to the end users. We sell to these distributors at a discount from the listed price. Management believes that, normally, the loss of a distributor who may account for a large percentage of sales would have little impact on net revenues as the end users of our products could be transferred to new distributors.

     An exception in foreign sales is China. Here, our distributor serves a dual role with primary emphasis on a role as a representative, when we sell direct to the government. The recent China contract is a direct sale. Further, it is expected that a loss of this distributor or representative would have a materially adverse impact on our revenues (See "Foreign Sales").

     Historically, foreign sales represented approximately 50% of the Dasibi subsidiary sales, or the core business. Currently foreign sales account for approximately 85% of the core business. In 2000, one customer, China, accounted for 34% of the sale of our products.

     Our core business sales in the export market are evenly distributed among all of our products. Export sales are billed and paid in United States dollars only. In 2001, it is expected that one customer, China, may account for as much as 90% of sales of our products.

     Our core business instruments have been sold during the past 10 years to over 500 customers in the U.S. and over 30 foreign countries and have been made up of a small percentage (3% to 5%) of industrial manufacturers of Fortune 500 size, and the remaining percentage in state, city, local, federal, foreign governmental agencies, and educational and research institutions. The technological life of our largest selling instrument to nearly all of the referenced customers - the 1003-AH Ozone Monitor, is over thirty years and it is still ordered currently. Since 1994, a competitive price pressure by large instrument manufacturers has resulted in continually declining sales with a corresponding loss in the total number of customers each year. Therefore while the percentages indicated above are fairly stable, we have reorganized to focus our marketing and sales efforts to a single, but largest market in the world. We now have a "base" core business of customers in the U.S. and around the world which is relatively small but requires only minimum marketing effort, and a potentially large China business that can be pursued efficiently.

     Historically, none of our business has been subject to the re-negotiation of profits, and no government orders have ever been terminated. The indicated core business backlog at December 31, 2000 was approximately $200,000, which amount we consider immaterial. However, we have a contract from China for approximately $13.6 million dollars. We believe that the project can be commenced by July 2001. Commencement of the project before the end of July in the year 2001 is a material condition to our profitability status for the year 2001.

Foreign Sales

     The following table sets forth certain information regarding our foreign sales for the last two fiscal years:

                                                            Year Ended
                                                           December 31,
                                                           ------------

                                                     2000               1999
                                                     ----               ----
                                                            (In thousands)
    Aggregate sales to unaffiliated
      foreign customers:

    Europe and The United Kingdom                 $     341           $    358

    Asia and Pacific Rim                          $   1,438           $  5,200

    Latin America & Other                         $     157           $    173

     During the fiscal year ended December 31, 1999 one customer, China, accounted for more than 65% of net sales. During fiscal 2000, China accounted for more than 34% of net sales.

     Historically, backlog has not been significant to our operations because orders usually require delivery in 45 to 60 days. As of December 31, 2000, the Company had approximately $200,000 in "firm" orders that required delivery in 90 days or less, a backlog that we do not consider significant.

Manufacturing and Purchasing

     We manufacture many components and subsystems for use in our products, including critical optical components and analog and digital circuitry. Other components, including packaging materials, integrated circuits, microprocessors and minicomputers, are purchased from unaffiliated third parties. Most of the raw materials and supplies purchased by us are either available from a number of different suppliers or alternative sources could be developed without a materially adverse effect on our business. However, the availability and quality of certain key instrument components, such as printed circuit board designs and lamps, are controlled by a limited number of vendors. A vendor's inability to supply these components to us in a timely fashion, or to our satisfaction, could affect our ability to deliver instruments on time.

Research and Development

     Historically, we have been actively engaged in research and development in order to produce new products. However, the competitive price pressures experienced by us since early 1994 have sharply limited the new product development to areas of software as opposed to hardware. Developed over the past three years, DECS (Dasibi Environmental Central Software) is a Windows-based, network control and reporting program for multi systems of pollutant analyzers and ancillaries. Similar programs exist but management believes none are under single manufacturer design and control. Within the same constraints, we are developing a variety of predictive pollutant modeling programs.

     Because of competitive pressure budget restraints, we have been limiting flue gas purification system development work.

Employees

     As of March 28, 2001, we have 50 full-time employees, of whom 5 were engaged in administration, 7 in engineering, 31 in manufacturing, 2 in sales and marketing, and 5 as technicians in China. None of our employees are represented by a labor union. We have never had a strike or lockout and consider our employee relations to be good.

Competition - Instruments

     We are the smallest competitor in the ambient air pollution instrumentation market. Therefore, we are subject to the effects of better-financed competitors and their research and development efforts, and price discounting. We compete on the basis of technical advantages in our products and our reputation among customers as a quality provider of products and services. To a lesser extent, we compete on the basis of price.

         To participate in this business, designation as "EPA approved" is required and since an end-user's data is acceptable when obtained by any instrument with that designation, there is no technical possibility of a significant, dominating, competitive advantage.

     Although we are not aware of any other company that competes with us in all of our product lines and software capabilities combined, all of our competitors have resources substantially greater than us. There are also smaller companies that specialize in a limited number of the types of products manufactured by us. Our primary competitors in the domestic market are Thermo Instrument Systems, Inc. and Advanced Pollution Instruments. In the foreign market, our primary competitors are Thermo Instrument Systems, Monitor Labs, Environnement S.A of France and Horiba Instruments.

Intellectual Property

     Although we have obtained patents for our ozone monitor and various techniques in instrument design, it has generally been our policy to proceed without patent protection since it is management's belief that the disclosure requirements of the federal patent laws provide competitors with easy access to the secrets of rapidly changing technology. The instrument patents obtained by us, all of which have expired, are not deemed by management to be significant to our business operations or potential success. We have no federal or state registered trademarks and no franchises or concessions. We do have common law rights to the trademark "Dasibi."

     We do not claim any proprietary position for our products other than the value of "technique" in assembly and operation that is a corollary factor of design and experience of assembly that we have historically performed "in-house". For our software, however, in-house development allows the use of source code to inhibit infringement of the tie-in communicative factors in transmittal and processing of data - in this sense, the software is considered proprietary. Additionally, the "in-house" software accesses "public domain" EPA software to perform possible end-user requirements.

     Albert E. Gosselin, Jr., our co-founder and chief executive officer, has, for the past several years, devoted personal research time to developing an innovative, cost conscious system for purifying exhaust gases. His efforts resulted in the filing of a patent application for the system on behalf of the company in April 1994, subsequently granted in September 1996, and a second grant in March 1999. Both patents were assigned to the company for $1.00.

Item 2.  Description of Properties

     In July 1994, Pollution Research moved its administrative, instrument manufacturing and employee facilities to 39,070 square feet, increased to 45,000 square feet in 1997, at 506 Paula Avenue, Glendale, California. We lease the space from an unaffiliated third party for a term of ten years commencing July 1, 1994, at a base rent of $24,223 per month plus operating costs and taxes, with a provision for increases in the base rent related to increases in the consumer price index to the present rent of $32,000 per month. We utilize most of the existing office and manufacturing space and believe that such space is more than adequate for our needs for the foreseeable future.

Item 3.  Legal Proceedings

New Era Capital, Inc. vs Pollution Research and Control Corp.
-------------------------------------------------------------
Case No. E0028408

     In November, 1999, Barry Soltani, a Director of the Company, filed a lawsuit against Pollution Research alleging that certain monies were owed to him by us. In December of 1999, we filed a cross-complaint against Mr. Soltani. In December of 2000, this lawsuit was settled out of court. In settling this matter, neither party admitted liability or acknowledged the validity of any claims.

Soltani, Etemad, Pic Computers etal vs Pollution Research and Control Corp.
---------------------------------------------------------------------------
Case No. BC227020

     In March, 2000, the above plaintiffs filed a lawsuit against us alleging breach of contract and fraud surrounding both the purchase and return of real property in the form of a training facility or business property in Macau, China and certain service contracts between us and the plaintiffs. We have answered the complaint and have asserted a number of defenses, and we are aggressively defending our interest in this matter. We have filed a cross complaint against the plaintiffs alleging that Mr. Soltani had breached his fiduciary duties as a director and are seeking a judicial ruling that the real property transaction was properly rescinded by us. We are currently aggressively defending our interest in this matter, discovery is nearing completion and settlement discussions have commenced. Trial is set for June, 2001.

Taylor, Taylor & Dreifus vs Pollution Research and Control Corp.
----------------------------------------------------------------
No. 99-1100-CA01 Circuit Court Escambia, Florida

     In June, 1999, a lawsuit was filed against us by Taylor, Taylor, & Dreifus, a Florida general partnership alleging default by our company under a promissory note and failing to make lease payments, all relating to a former subsidiary bankruptcy of 1998. The amount of claim is estimated at $300,000. We are vigorously defending the litigation and have filed a counterclaim against the partnership alleging that the note and lease payments are not due because of fraudulent representations made at the time of acquisition of the former subsidiary business. No discovery has taken place through the date of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Our company's common stock is traded over-the-counter in the NASDAQ System as NASDAQ Small Cap securities under the symbol "PRCC." Set forth below are the high and low closing bid quotations in the over-the-counter market for the common stock as reported by the relevant market makers for fiscal years 2000 and 1999. Quotations represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                    Fiscal 2000             Fiscal 1999

Quarter Ended                 High Bid     Low Bid     High Bid      Low Bid
-------------                 --------     -------     --------      -------
Common Stock:
March 31                     $   4.22     $   1.25     $   2.00     $    .88
June 30                          3.63         1.53         2.38         1.06
September 30                     2.44         1.66         3.87         1.81
December 31                      2.19          .78         2.91         1.56

     As of March 28, 2001, the approximate number of shareholders of record of our common stock was 1,100. We have never paid or declared any dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

     A one for four reverse split of our common stock was approved by shareholders during 1998 and all values pertaining to our stock have been adjusted in this report. As of March 28, 2001, there are 5,816,752 shares of common stock outstanding, 1,334,606 warrants and 622,625 options.

Item 6.  Management's Discussion and Analysis or Plan of Operation

2000
----

     We have been in a transitional operation phase since early 1998. Recent years have indicated that our "base" core business is in the range of $2.6 million in revenues. During 1998, we demonstrated a self-sustaining break-even operation at this revenue with a total staff of 20 personnel. To handle the large China orders which are, at present, unpredictable, a total staff of 50 minimum is indicated. Therefore, until a "steady-state" flow of revenue from China is reached a monthly operating loss situation is expected for portions of each year. "Ramping-up" is not feasible in the employment market for technical personnel as has existed during the past thirty months in the United States. Management believes that acceptance of a staggered profit-loss monthly operation is necessary to properly service the very large China market. In 1999, we reported that seven of the twelve months could be considered as accepted high fixed expense months in this transition effort. Each month in 2000 and in the current year has also been an accepted, high fixed expense month with minimal China activity.

     The procedure of accepting operating losses as described above has had a continuing adverse impact on our working capital. To offset this, we have had to obtain loans to furnish operating funds. Since April 2000 we have initiated several unsuccessful capital restructuring efforts. The Phase II China contract requires this restructuring. Management believes that with the effective date of the Phase II China contract expected in 2001, new working capital financing will be available from U.S. Export-Import Bank. Inability to obtain preliminary financing for the Phase II Contract could have a material adverse effect on our company's operations.

     Financing when needed, even in the form of state or federal guaranteed loans involves lending institutions' extremely high management fees. Non-guaranteed loans demand extremely high interest rates. Finally, equity placements require significant discounts and incentives.

     The combination of accepted high fixed expense months described above and the aforementioned high expenses associated with access to capital tend to lower operational performance of any year that may have minimum China market activity. Pro-forma for specific China performance have been and will continue to be used as a guide for maintaining acceptable gross profit margins.

     Net revenues in 2000 were $3,636,622 compared to $7,314,975 in 1999, a 50%
decrease. The decrease was entirely due to a decrease in China business. The revenues for the "base" core business were essentially the same as the year before.

     Gross margin was 35% of consolidated net revenues in 2000 compared to 30% of the consolidated net revenues of 1999, which is the expected range for a ratio of China to non-China business, of less than 3:1.

     Selling, general and administrative expenses decreased from a consolidated $2,952,652 in 1999 to $2,672,268 in 2000 due to less travel and start-up costs associated with the decrease in China business.

     Research and development expense decreased from $70,830 in 1999 to $53,465 in 2000 due to completion of software development projects.

     Interest expense decreased from $570,008 in 1999 to $371,736 in 2000, primarily, due to the decrease in the magnitude of loans required in 2000 from that required in the Phase I China project.

     Approximately $760,000, or 41% of the net loss was attributable to financing costs during the year 2000.

     At December 31, 2000 we had an approximate net operating loss carry-forward of $8.2 million.

     The approximate $2.6 million net operating loss for 2000 resulted in a $728,000 benefit from income taxes and was applied as a 2000 deferred tax asset and a decrease to operating loss.

     The net loss of $1,856,018 in 2000 was a result of the aforementioned operating loss reduced by a $728,000 tax credit compared to a net income of $892,304 in 1999 primarily affected by an accumulated tax credit of $2,659,000 which offset an operating loss of $1,766,696.

Liquidity and Capital Resources

     We have historically financed operations through bank borrowings and the issuance of common stock in both public and private securities offerings. Since our financial statements have deteriorated because of the above-described policy of knowingly incurring losses in order to develop the China market, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been relatively expensive.

     From January 2000 through the date of this report, we have raised a total of $1,790,000 in capital. Of this amount, the sum of $865,000 represents the outstanding principal balance of convertible debentures convertible into an aggregate of approximately 1,000,000 shares of common stock. The issuance of 1,000,000 shares upon the prospective conversion of all of these debentures would have a significant dilutive effect on our existing shareholders. A total of an additional 651,400 shares of common stock are issuable upon the exercise of warrants and options granted as incentives to the holders of the convertible debentures. The sum of $650,000 out of the balance of $925,000 of financing, represents the outstanding principal balance of a loan. We issued options exercisable to purchase 100,000 shares of common stock as incentives to the note holder.

     On June 28, 2000, we issued options exercisable to purchase an aggregate of 840,816 shares of common stock to employees of Dasibi under the Dasibi Environmental Corp. Employees' Stock Option Plan. We issued, on June 29, 2000, said 840,816 shares of common stock to these employees in consideration for promissory notes payable to Pollution Research totaling $1,680,000 in principal amount.

     On January 4, 2001, we entered into an agreement with Silverline Partners, Inc., Cork, Ireland, to provide consulting services to locate and form alliances with well-financed, European companies with synergistic technologies. We issued 700,000 restricted shares of common stock to Silverline Partners under the agreement. The holders of our outstanding debentures have agreed not to exercise their rights under the anti-dilution provisions of the debentures as a result of the issuance of the shares to Silverline Partners.

     Working capital at December 31, 2000 was $1,087,756. Management believes that equity financing and major modification of our capital structure is required.

     During fiscal 1999 and 2000 and through the date of this report, we have received debt financing upon various terms, as follows:

     A. Three, one-year loans from unaffiliated individuals evidenced by promissory notes with an aggregate face amount of $300,000, maturing June 1, 2001. with interest ranging from 11% to 12% per annum. These loans were initially made in 1999 and restructured in 2000.

     B. One subordinated convertible debenture with a face amount of $500,000, due June 2002, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.15 or 80% of the market price on the date of conversion. The initial March 2000 due date of the debenture was previously extended to December 2000. The initial interest rate was 12% per annum.

     C. One convertible debenture with a face amount of $300,000, due June 2001, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.25 or 80% of the market price on the date of conversion. The initial due date of the debenture was June 1, 2000. As of the date of this report, a total of 119,108 shares of common stock have been issued upon conversion of the debenture at conversion prices in a range from $1.20 to $2.25, and the outstanding principal balance is $50,000.

     D. One convertible debenture with a face amount of $500,000, due June 2002, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.00 or 85% of the market price on the date of conversion. The initial due date of the debenture was March 31, 2001.

     E. One loan to Dasibi China, Inc., a wholly-owned subsidiary of Pollution Research, evidenced by a promissory note with a face amount of $75,000, maturing on the extended due date of June 2002, with interest at the rate of 10% per annum.

     F. One loan evidenced by a promissory note with a face amount of $200,000, maturing on the extended due date of June 2002, with interest at the rate of 18% per annum.

     G. Eight convertible debentures with a total face amount of $365,000, due July 17, 2001, with interest at the rate of 9% per annum, convertible at a conversion price of the lesser of $2.34 or 80% of the market price on the date of conversion.

     Management believes that all of the above debt instruments can be satisfied or restructured, if necessary, prior to their respective due dates.

Seasonality

     We do not believe that our business is seasonal.

Item 7.  Financial Statements

     Our financial statements and related notes are set forth at pages F-1 through F-22.

                                      INDEX
                                      -----

                                                                         Page
                                                                         ----

Independent Auditors' Report                                             F-2

Consolidated Balance Sheet                                               F-3

Consolidated Statements of Operations                                    F-5

Consolidated Statements of Stockholders' Equity                          F-6

Consolidated Statements of Cash Flows                                    F-7

Notes to Consolidated Financial Statements                               F-8

                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206




                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Pollution Research and Control Corp.
Glendale, California


We have audited the accompanying consolidated balance sheet of Pollution Research and Control Corp. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pollution Research and Control Corp. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.




                                                  AJ. ROBBINS, PC
                                                  CERTIFIED PUBLIC ACCOUNTANTS
                                                        AND CONSULTANTS



Denver, Colorado
February 9, 2001

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                -----------------

                                     ASSETS
                                     ------


CURRENT ASSETS:
     Cash                                                             $  172,306
     Accounts receivable, trade, less allowance
       for doubtful accounts of $35,504                                  226,420
     Inventories                                                       2,220,836
     Other current assets                                                365,585
                                                                      ----------

                  Total Current Assets                                 2,985,147
                                                                      ----------



PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                       77,379


INVESTMENT IN JOINT VENTURE                                              600,000


ACCOUNTS RECEIVABLE, related party                                       203,937


OTHER ASSETS                                                              23,509


DEFERRED TAX ASSET, net                                                3,387,000
                                                                      ----------

                                                                      $7,276,972
                                                                      ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                                DECEMBER 31, 2000
                                -----------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable, trade                                       $    278,498
     Accrued liabilities                                                155,782
     Accrued settlement                                                  45,000
     Notes payable and convertible debt                               1,365,000
     Accrued interest expense                                            53,111
                                                                   ------------

                  Total Current Liabilities                           1,897,391

LONG-TERM DEBT                                                        1,275,000

DEFERRED RENT                                                            29,068
                                                                   ------------

                  Total Liabilities                                   3,201,459
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, 20,000,000 shares authorized:
         Series A, $.01 par value, -0- shares
          issued and outstanding                                           --
         Series B, $.01 par value, -0- shares
          issued and outstanding                                           --
         Common stock, no par value, 30,000,000 shares
          authorized, 5,116,752 issued and outstanding               10,269,076
     Additional paid-in capital                                       2,216,505
     Employee stock plan receivable                                  (1,667,400)
     Accumulated (deficit)                                           (6,742,668)
                                                                   ------------

                  Total Stockholders' Equity                          4,075,513
                                                                   ------------

                                                                   $  7,276,972
                                                                   ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                        ----------------------------------------------

                                                                     2000                    1999
                                                                 -----------              -----------

NET REVENUES                                                     $ 3,636,622              $ 7,314,975


COST OF GOODS SOLD                                                 2,363,340                5,142,575
                                                                 -----------              -----------


GROSS PROFIT                                                       1,273,282                2,172,400
                                                                 -----------              -----------
OPERATING EXPENSES:
     Selling, general and administrative                           2,672,268                2,952,652
     Research and development                                         53,465                   70,830
                                                                 -----------              -----------

                  Total Operating Expenses                         2,725,733                3,023,482
                                                                 -----------              -----------

(LOSS) FROM OPERATIONS                                            (1,452,451)                (851,082)
                                                                 -----------              -----------
OTHER INCOME (EXPENSE):
     Other income                                                       --                     13,500
     Interest income                                                     261                     --
     Interest expense                                               (371,736)                (570,008)
     Amortization of loan fees                                      (760,092)                (359,106)
                                                                 -----------              -----------

                  Net Other Income (Expense)                     (1,131,567))                (915,614)
                                                                 -----------              -----------

(LOSS) FROM OPERATIONS, BEFORE INCOME TAXES (BENEFIT)             (2,584,018)              (1,766,696)
                                                                 -----------              -----------

(BENEFIT) FROM INCOME TAXES                                         (728,000)              (2,659,000)
                                                                 -----------              -----------

NET INCOME (LOSS)                                                $(1,856,018)             $   892,304
                                                                 ===========              ===========

NET INCOME (LOSS) PER SHARE - BASIC                              $      (.41)             $       .26
                                                                 ===========              ===========

WEIGHTED AVERAGE SHARES, BASIC                                     4,540,847                3,438,418
                                                                 ===========              ===========

NET INCOME (LOSS) PER SHARE - DILUTED                            $      (.41)             $       .21
                                                                 ===========              ===========

WEIGHTED AVERAGE SHARES, DILUTED                                   4,540,847                4,168,924
                                                                 ===========              ===========


                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             POLLUTION RESEARCH AND CONTROL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000
                 ----------------------------------------------

                                                                    Series A
                                      Common Stock               Preferred Stock
                                ------------------------      -----------------------
                                 Shares        Amount           Shares        Amount
                                ---------    -----------      ---------     ---------

Balances,
   December 31, 1998 (See
   Note 20)                     2,368,439    $ 6,704,195        220,000    $     2,200
Sale of common stock, net
   of offering costs of
   $74,875                         848,331        731,375           --             --
Conversion of preferred
   stock                          670,000          6,700       (220,000)        (2,200)
Recission of purchase of
   Technical Service Center      (450,000)        (4,500)          --             --
Issuance of common stock
   in partial settlement
   of debt                        100,000        175,000           --             --
Value of beneficial
   conversion feature of
   convertible debentures
   (See Note 20)                     --             --             --             --
Conversion of convertible
   debt into common stock          85,775        150,000           --             --
Common stock issued for
   services                        50,000         78,150           --             --
Stock based compensation
   for loan fees                     --             --             --             --
Net income for the year              --             --             --             --
                              -----------    -----------    -----------    -----------

Balances,
   December 31, 1999            3,672,545      7,840,920           --             --
Exercise of warrants and
   options                        429,207        404,406           --             --
Fair market value of
   warrants issued in
   connection with
   exercise of warrants              --             --             --             --
Additional proceeds from
   the sale of common
   stock in partial
   settlement of debt                --             --             --             --
Conversion of convertible
   debt                            50,000        100,000           --             --
Value of beneficial
   conversion feature of
   convertible debentures            --             --             --             --
Common stock issued for
   loan fees                      100,000        187,500           --             --
Stock based compensation
   for loan fees                     --             --             --             --
Common stock issued for
   services                        25,000         56,250           --             --
Issuance of stock under
   Employee Stock Plan            840,000      1,680,000           --             --
 Collections on note due
   from sale of stock                --             --             --             --
Net (loss) for the year              --             --             --             --
                              -----------    -----------    -----------    -----------

Balances,
    December 31, 2000           5,116,752    $10,269,076           --      $      --
                              ===========    ===========    ===========    ===========


                      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                           POLLUTION RESEARCH AND CONTROL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000 (Continued)
                           ----------------------------------------------------------

                                         Series B
                                      Preferred Stock           Note Due     Additional                     Total
                                --------------------------     From Sale      Paid-In      Accumulated   Stockholders'
                                  Shares           Amount      Of Stock       Capital       Deficit         Equity
                                ---------        ---------    ----------   ------------   ------------   -------------
Balances,
  December 31, 1988 (See
  (Note 20)                       450,000    $     4,500    $      --      $ 1,121,331    $(5,778,954)   $ 2,053,272
Sale of common stock, net
   of offering costs of
   $74,875                           --             --             --             --             --          731,375
Conversion of preferred
   stock                         (450,000)        (4,500)          --             --             --             --
Recission of purchase of
   Technical Service Center          --             --             --         (595,500)          --         (600,000)
Issuance of common stock
   in partial settlement
   of debt                           --             --             --             --             --          175,000
Value of beneficial
   conversion feature of
   convertible debentures
   (See Note 20)                     --             --             --          233,333           --          233,333
Conversion of convertible
   debt into common stock            --             --             --             --             --          150,000
Common stock issued for
   services                          --             --             --             --             --           78,150
Stock based compensation
   for loan fees                     --             --             --          374,836           --          374,836
Net income for the year              --             --             --             --          892,304        892,304
                              -----------    -----------    -----------    -----------    -----------    -----------

Balances,
   December 31, 1999                 --             --             --        1,134,000     (4,886,650)     4,088,270
Exercise of warrants and
   options                           --             --             --       (1,113,703)          --         (709,297)
Fair market value of
   warrants issued in
   connection with
   exercise of warrants              --             --             --        1,113,703           --        1,113,703
Additional proceeds from
   the sale of common
   stock in partial
   settlement of debt                --             --             --           98,948           --           98,948
Conversion of convertible
   debt                              --             --             --             --             --          100,000
Value of beneficial
   conversion feature of
   convertible debentures            --             --             --          179,250           --          179,250
Common stock issued for
   loan fees                         --             --             --             --             --          187,500
Stock based compensation
   for loan fees                     --             --             --          804,307           --          804,307
Common stock issued for
   services                          --             --             --             --             --           56,250
Issuance of stock under
   Employee Stock Plan               --             --       (1,680,000)          --             --             --
 Collections on note due
   from sale of stock                --             --           12,600           --             --           12,600
Net (loss) for the year              --             --             --             --       (1,856,018)    (1,856,018)
                              -----------    -----------    -----------    -----------    -----------    -----------

Balances,
    December 31, 2000                --      $      --      $(1,667,400)   $ 2,216,505    $(6,742,668)   $ 4,075,513
                              ===========    ===========    ===========    ===========    ===========    ===========


                      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                F-6 (Continued)



                             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                                 ----------------------------------------------

                                                                                       2000                  1999
                                                                                    ------------         -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Reconciliation of net income (loss) to
      net cash flows provided by (used in)
      operating activities:
         Net income (loss)                                                          $(1,856,018)         $   892,304
         Depreciation and amortization                                                   25,772               23,150
         Deferred rent                                                                  (14,534)             (14,532)
         Deferred income taxes                                                         (728,000)          (2,659,000)
         Beneficial conversion feature of convertible debt                              179,250              233,333
         Stock issued for services                                                       56,250               78,150
         Stock-based compensation expense for loan fees                                 522,593              309,106
         Stock issued for loan fees                                                     187,500                 --
     Changes in operating assets and liabilities:
         Accounts receivable, trade, net                                                875,270             (883,821)
         Accounts receivable, related party                                              75,001              (51,010)
         Inventories                                                                   (833,125)             239,444
         Due from factor                                                                   --                 55,164
         Prepaid expenses                                                                40,000              (40,000)
         Other current assets                                                              --                 (9,051)
         Accounts payable, trade                                                         60,753              (38,947)
         Accrued liabilities                                                            (29,617)             199,397
                                                                                    -----------          -----------

                          Net Cash Flows (Used in) Operating Activities              (1,438,905)          (1,666,313)
                                                                                    -----------          -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Additions to property, equipment and leasehold improvements                           --                (14,807)
     Investment in joint venture                                                       (600,000)                --
     Payments received from employee stock purchase plan                                 12,600                 --
                                                                                    -----------          -----------

                          Net Cash Flows (Used in) Investing Activities                (587,400)             (14,807)
                                                                                    -----------          -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                             404,405              806,250
     Payment of offering costs                                                             --                (74,875)
     Advances on notes payable                                                          925,000            1,583,251
     Payments on notes payable                                                         (210,000)          (1,283,251)
     Advances on convertible debt                                                       865,000              800,000
                                                                                    -----------          -----------

                        Net Cash Flows Provided by Financing Activities               1,984,405            1,831,375
                                                                                    -----------          -----------

INCREASE (DECREASE) IN CASH                                                             (41,900)             150,255
CASH, beginning of year                                                                 214,206               63,951
                                                                                    -----------          -----------

CASH, end of year                                                                   $   172,306          $   214,206
                                                                                    ===========          ===========

Supplemental Cash Flow Information:
See Note 15

                                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            F-7

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------


NOTE 1 - BUSINESS ACTIVITY

Pollution Research and Control Corp., a California corporation, primarily designs, manufactures and markets air pollution monitoring instruments, through its wholly-owned subsidiary Dasibi Environmental Corporation ("Dasibi"). The Company's wholly owned subsidiary Nutek, Inc. ("Nutek") is inactive. The Company's wholly owned subsidiary Logan Medical Devices, Inc. ("Logan") was renamed Dasibi China, Inc. ("Dasibi China") and is currently inactive, but seeking business opportunities in The Peoples Republic of China.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------
The consolidated financial statements include the accounts of Pollution Research and Control Corp. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Joint Venture
---------------------------
The Company accounts for its investment in the joint venture under the equity method. (See Note 4)

Revenue Recognition
-------------------
Revenue is recognized upon shipment of products. Title of goods is transferred when the products are shipped from the Company's warehouse.

Inventories
-----------
Inventories are stated at the lower of cost (first-in first-out) basis or market.

Advertising Expenses
--------------------
The Company expenses advertising costs as incurred. During the years ended December 31, 2000 and 1999, the Company did not have significant advertising costs.

Property, Equipment and Leasehold Improvements and Depreciation
----------------------------------------------------------------
Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, generally five to ten years. Amortization of leasehold improvements is over the shorter of the life of the lease or five years. Total depreciation expense was $25,772 and $23,150 for the years ended December 31, 2000 and 1999, respectively.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
------------------------
The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method, and to furnish the proforma disclosures required by SFAS 123. See Note 11 for additional information with respect to stock-based compensation.

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

Cash Equivalents
----------------
For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt approximate fair value because of the short maturity of these items.

Impairment Of Long-Lived Assets
-------------------------------
The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets has been made.

Research and Software Development Costs
---------------------------------------
The Company has developed software to control its monitoring equipment available for sale, which are sold on a package basis. The software development costs were expensed as research and development costs as incurred. Revenues from software sold were insignificant during the years ended December 31, 2000 and 1999. Research and development expense was $53,465 and $70,830 for the years ended December 31, 2000 and 1999, respectively.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2000 no valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will be realized.

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

Reclassification
----------------
Certain amounts reported in the Company's financial statements for the year ended December 31, 1999 have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------
In 1999 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption by the Company of Statement 133 did not impact the Company's financial statements.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------

NOTE 3 - INVENTORIES

Inventories at December 31, 2000 consisted of the following:

Raw materials                                                         $  920,952
Work in process                                                          468,912
Finished goods                                                           830,972
                                                                      ----------

     Total                                                            $2,220,836
                                                                      ==========

Inventories at December 31, 2000 include capitalized labor and overhead of $683,479.

NOTE 4 - JOINT VENTURE

In December 2000, the Company entered into a Joint Venture Contract with Shenyang Dongyu Group Co. Ltd. The intent of the joint venture is to manufacture and sell air pollution monitoring equipment and to provide technical consultation and support as well as after-sale services. The business will operate in Shenyang City, China. The term of the Joint Venture is 10 years. Operations commenced in 2001.

The Company contributed $600,000 in cash and transferred internally developed technology for its current generation product line to the Joint Venture for a 42.5% joint venture interest. The Company is required to contribute an additional $200,000 cash and additional technology during the first year of operations of the Joint Venture. The Company's rights include electing two directors to the Board of Directors out of a total of six directors.

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements at December 31, 2000 consisted of the following:

Machinery and equipment                                                 $ 84,787
Furniture and fixtures                                                    31,298
Leasehold improvements                                                   194,196
                                                                        --------
                                                                         310,281
Less accumulated depreciation and amortization                           232,902
                                                                        --------

                                                                        $ 77,379
                                                                        ========

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------


NOTE 6 - DEFERRED RENT

Upon execution of a 10 year lease for its present facility in Glendale, California commencing July 1, 1994, the Company was granted 6 months "free" rent. As required by generally accepted accounting principles, rent expense is being recognized by amortizing the total minimum rentals payable under the lease over the terms of the lease on a straight-line basis. The deferred rent shown on the balance sheet as of December 31, 2000 represents the excess of the total amount charged to rent expense over the amounts actually due and payable under the lease as of such date, of which $23,012 has been classified as current and $29,068 as long term, respectively.

NOTE 7 - ACCRUED SETTLEMENTS

Nutek

Under a settlement reached in 1998 and finalized in June 1999, the Company entered into a compromise settlement agreement with the previous major secured lender of Nutek to repay $468,000 through the issuance of 100,000 shares of the Company's common stock (market value of $1.75 per share on the date of issuance) and payment on February 1, 2000 of the remaining balance due, including interest accruing from the settlement date at 12% per annum. The shares were placed in escrow to be sold to reduce the balance owed under the settlement agreement. In addition, the Company issued warrants to purchase 20,000 shares of the Company's common stock at $.75 per share as an inducement to enter into the settlement agreement. The warrants were valued based upon the fair value method using the Black-Scholes model and were recorded as loan fees expense.

The Company did not make its required payment in February 2000 and in March 2000 entered into an amendment to the compromise settlement agreement and agreed to place $200,000 in escrow for the remaining balance owed which was paid out during the year ended December 31, 2000 in full settlement of the obligation.

Other Settlement

During 1999 a director of the Company filed a lawsuit alleging that certain monies were due to him for prior salary by the Company. The Company filed a cross-complaint in December 1999.

During December 2000, the Company reached a settlement and was required to pay $107,750, of which $45,000 remains outstanding as of December 31, 2000 payable in three equal monthly installments.




                         POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                            ----------------------------------------------

NOTE 8 - NOTES PAYABLE, CONVERTIBLE DEBT AND LONG-TERM DEBT

Notes payable consisted of the following at December 31, 2000:

Notes payable to individuals; interest at 11% per annum; principal and interest due June
      2001; unsecured; effective rate of interest, which includes values ascribed to stock
      compensation granted and other loan fees is 29.9%                                                $  200,000
Notes payable to individuals; interest at 12% per annum; principal and interest due June
      2001; unsecured; effective rate of interest, which includes values ascribed to stock
      compensation granted and other loan fees is 25.7%                                                   100,000
Notes payable; interest at 18% per annum; principal and interest due June 2002; unsecured;
      effective rate of interest, which includes values ascribed to stock compensation
      granted and other loan fees is 43.2%                                                                200,000
Notes payable; interest at 12% per annum; principal and interest due February 2001;
      unsecured; due date verbally extended; effective rate of interest, which includes
      values ascribed to stock compensation granted and other loan fees is 25.7%                          650,000
Notes payable interest at 10% per annum; principal and interest due June 2002; unsecured;
      effective rate of interest, which includes values ascribed to stock compensation
      granted and other loan fees is 10%                                                                   75,000
                                                                                                       ----------

                                                                                                        1,225,000
                                                                                                       ----------
Convertible debt consisted of the following at December 31, 2000:

Convertible debenture; interest at 12% per annum due monthly; principal due June 2002;
      convertible at the lesser of 80% of the market price of the common stock on the date of conversion or 115% of the market price of the common stock on May 28, 1999;
      effective rate of interest, which includes values ascribed to stock compensation
      granted and other loan fees is 17%                                                               $  500,000
Convertible debenture; interest at 12% per annum due monthly; principal due June 2001;
      convertible at the lesser of 80% of the market price of the common stock on the date of conversion or $2.25; effective rate of interest, which includes values ascribed to
      stock compensation granted and other loan fees is 38.6%                                              50,000
Convertible debenture; interest at 12% per annum due monthly; principal due June 2002;
      convertible at the lesser of 85% of the market price of the common stock on the date of conversion or $2.00; effective rate of interest, which includes values ascribed to stock based compensation granted, beneficial conversion feature and loan fees is 150.9%
Convertible debenture; interest at 9% per annum due monthly; principal due July 2001;                     500,000
      convertible at the lesser of 80% of the market price of the common stock on the date of conversion or $2.34; effective rate of interest, which includes values ascribed to
      stock based compensation granted, beneficial conversion feature and loan fees is 159.2%             365,000
                                                                                                       ----------

                                                                                                        1,415,000

                                                                                                       $2,640,000
                                                                                                       ==========
Principal payments on the debt are as follows:
Year ending December 31, 2001                                                                          $1,365,000
Year ending December 31, 2002                                                                           1,275,000
                                                                                                       ----------

                                                                                                       $2,640,000
                                                                                                       ==========

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------

NOTE 8 - NOTES PAYABLE AND CONVERTIBLE DEBT (Continued)

During 1999 and 2000, the Company sold convertible debentures, which included beneficial conversion features at rates less than market value. The convertible debentures are convertible to common stock at rates ranging from 80% to 85% of the trading price of the common stock on the date of conversion or prices ranging from $2.00 to $2.34, whichever is less. The Company recognized additional interest costs related to the beneficial conversion features of $179,250 and $233,333 during the years ended December 31, 2000 and 1999, respectively.

NOTE 9 - INCOME TAXES

The components of deferred tax assets and (liabilities) is as follows:

                                                                                                        2000
                                                                                                -----------------
Total deferred tax assets                                                                       $       3,387,000
Total deferred tax (liabilities)                                                                            -
                                                                                                -----------------

Net deferred tax asset                                                                          $       3,387,000
                                                                                                =================

The provision (benefit) for income taxes consists of the following:
                                                                                 2000                  1999
                                                                          -----------------     -----------------
Current                                                                   $          -          $          -
Deferred                                                                           (728,000)           (2,659,000)
                                                                          -----------------     -----------------

                                                                          $        (728,000)    $      (2,659,000)
                                                                          =================     =================

The income tax provision (benefit) for the years ended December 31, 2000 and 1999 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                                                 2000                  1999
                                                                          -----------------     -----------------
Computed expected income tax provision (benefit)                          $        (842,000)    $        (537,000)
Non-deductible meals and entertainment                                                6,000                15,000
Temporary differences for items deductible from (includible in)
taxable income in future years:                                                       1,000                --
         Depreciation                                                                20,000                 1,000
         Inventory valuation allowance                                                1,000               (14,000)
         Bad debt allowance                                                          --                    10,000
         Other                                                                        1,000                --
State income taxes, net of federal income tax effect                                 --                   (59,000)
Net operating loss carryforward increased                                           618,000               474,000
Stock-based expenses                                                                195,000               110,000
Decrease in valuation allowance                                                    (728,000)           (2,659,000)
                                                                          -----------------     -----------------

     Income tax provision (benefit)                                       $        (728,000)    $      (2,659,000)
                                                                          =================     =================






              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------


NOTE 9 - INCOME TAXES (Continued)

The components of the deferred tax assets and (liabilities) as of December 31, 2000 were as follows:

Deferred tax assets:
Temporary differences:
     Allowance for doubtful accounts                                                            $          14,000
     Inventory valuation allowance                                                                         38,000
     Accrued expenses                                                                                      15,000
     Loss on previous joint venture investment with Logan                                                  66,000
     Tax depreciation in excess of book depreciation                                                       (4,000)
     Net operating loss carryforward                                                                    3,258,000
                                                                                                -----------------

     Net long-term deferred tax asset                                                           $       3,387,000
                                                                                                =================

The  components  of the deferred tax  (expense)  benefit were as follows for the years ended December 31, 2000 and 1999:
                                                                                 2000                  1999
                                                                          -----------------     -----------------
     Allowance for doubtful accounts                                      $           1,000     $          11,000
     Inventory valuation allowance                                                   23,000               (16,000)
     Accrued expenses                                                                --                     1,000
     Depreciation                                                                    (1,000)               (1,000)
     Increase in net operating loss carryforward                                    705,000               474,000
     Change in valuation allowance                                                   --                 2,190,000
                                                                          -----------------     -----------------

                                                                          $         728,000     $       2,659,000
                                                                          =================     =================

As of December 31, 2000 the Company has net operating loss carryforwards available to offset future taxable income of approximately $8,171,000 expiring in 2008 through 2020.

NOTE 10 - STOCKHOLDERS' EQUITY

Issuance of Common Stock
------------------------
In February 1999 the Company sold 288,331 shares of common stock in a private placement, receiving net proceeds of $199,375, after paying issuance costs of $16,875.

In May 1999 the Company sold 300,000 shares of common stock in a private placement, receiving net proceeds of $229,500, after paying issuance costs of $25,000.

In September 1999 the Company sold 260,000 shares of common stock in a private placement, receiving net proceeds of $302,750, after paying issuance costs of $33,000.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

In February 2000 the Company issued 100,000 shares of common stock valued at $187,000 and 300,000 warrants valued at $338,400 as a loan fee in connection with the issuance of a debenture.

In March and September 2000, convertible debenture holders converted a total of $100,000 to 50,000 shares of common stock.

In March 2000, warrants and options were exercised for $404,406 and the Company issued 429,207 shares of common stock. As an incentive to exercise, the Company granted the warrant and option holders additional warrants to purchase 429,207 shares of the Company's common stock, with exercise prices ranging from $3.10 to $4.00, expiring in 2003. The additional warrants have been valued at $1,113,703 which was recorded as a reduction of the net proceeds generated from the exercise of the warrants and options.

Preferred Stock
---------------
The Company is authorized to issue up to 5,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors. On May 8, 1998, the Company issued 220,000 shares of Series A Preferred Stock for a purchase price of $.50 per share, resulting in proceeds to the Company of $110,000. These shares were converted into 220,000 shares of common stock in March 1999. The Series A Preferred Stock have voting rights but no dividend rights.

Technical Service Center
------------------------
During June 1998 the Company purchased a technical service facility in Macau, including two property units comprised of a modern office facility and a technical laboratory in exchange for 450,000 shares of its Class B Preferred Stock valued at $600,000. The facility was to be used to perform the training and technical servicing of the China Contract.

During 1999 the Class B Preferred Stock was converted to common stock. The Company was advised by the China State Environmental Protection Agency (SEPA) that training must be done on the mainland of China. In October 1999 the Company rescinded the purchase of the Technical Service Center and retired the 450,000 shares of common stock, which had been placed in escrow pending the completion of the purchase. The Company does not believe it will have any settlement costs related to the rescission of the acquisition of the Technical Service Center.

Consulting Agreement
--------------------
In July 1999 the Company issued 50,000 shares of common stock under a consulting agreement valued at the market value of the common stock on the date of services.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Warrants
--------
In connection with the sale of common stock and debt financing during the year ended December 31, 1999, the Company granted warrants to purchase 363,331 shares of common stock at $.75 per share, 130,000 shares of common stock at $1.50 per share, 63,000 shares of common stock at $2.25 per share and 75,000 shares of common stock at $2.40 per share, 100,000 shares of common stock at $2.25 per share and 200,000 shares of common stock at $4.50 per share, and 131,400 shares of common stock at $2.2875 per share. Warrants issued with the debt financing were valued using the fair market value method using the Black-Scholes model totaling $374,836.

Employee Stock Option Plan
--------------------------
On June 29, 2000 the Company adopted the Employees' Stock Option Plan (the Plan) which provides for the granting of options to officers, directors, employees and consultants. 1,500,000 shares of common stock are reserved under the plan for the granting of options. The Plan is in effect until June 29, 2010, unless extended by the Company's stockholders. The options are exercisable to purchase stock for a period of ten years from the date of grant.

Incentive Stock Options granted pursuant to this Plan may not have an option price that is less than the fair market value of the stock on the date the option is granted. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of the grant.

The Company granted options to employees to purchase 840,000 shares of the Company's common stock exercisable at $2.00 per share on June 29, 2000. (See Notes 11 and 16). The options were immediately exercised.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

The following table summarizes the activity of options and warrants for the two years ended December 31, 2000:

                                                                                      Weighted
                                                                                       Average
                                                     Number of                        Exercise        Exercise
                                              Options           Warrants                Price          Amount
                                              -------           --------                -----          ------

Outstanding, December 31, 1998                837,500               302,709           $   3.47       $ 3,958,595

Granted                                       117,000               651,331               1.20           922,000
Expired                                       (58,000)             (302,709)              4.51        (1,627,000)
                                          -----------           -----------                          -----------

Outstanding, December 31, 1999                896,500               651,331               2.03         3,253,595

Exercised                                    (871,875)             (397,332)              1.64        (2,084,405)
Granted                                     1,003,000               980,607               2.79         5,526,903
Expired                                      (410,000)                 --                 3.43        (1,405,000)
                                          -----------           -----------                          -----------

Outstanding, December 31, 2000                617,625             1,234,606           $   2.86       $ 5,291,093
                                          ===========           ===========                          ===========


NOTE 11 - STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $522,593 and $309,106 during the years ended December 31, 2000 and 1999, respectively. The Company also had stock-based compensation which was recorded as capitalized loan fees of $347,444 and $65,730 during the years ended December 31, 2000 and December 31, 1999, respectively.

The Company did not adopt the fair value method with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well, an additional $48,000 would have been charged to income in 1999; proforma net income would have been $844,304 and net income per share would have been $.25 on the basic basis and $.20 on the diluted basis. In estimating the above expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 4.9% and 5.1%, volatility was estimated at 96%, the expected life was less than three years.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------


NOTE 11 - STOCK-BASED COMPENSATION (Continued)

840,000 employee options were granted during the year ended December 31, 2000. The options were immediately exercised, and, therefore, had no value. Had the Company adopted the fair value method with respect to options issued to employees as well, there would be no additional charges to operations in 2000.

NOTE 12 - EARNINGS PER SHARE

                                                                  For the Year Ended December 31, 2000
                                                             --------------------------------------------------
                                                                                                           Per
                                                               Income                Shares               Share
                                                             (Numerator)           (Denominator)          Amount
                                                             -----------           -------------          ------

Basic EPS
     (Loss) available to common stockholders                 $(1,856,018)              4,540,847         $  (.41)

Effect of Dilutive Securities
     Convertible debt, options and warrants                         --                      --               --
                                                             -----------             -----------         -------
Diluted EPS
     Income available to common stockholders                 $(1,856,018)              4,540,847         $  (.41)
      including assumed conversions                          ===========             ===========         =======

                                                                       For the Year Ended December 31, 1999
                                                               --------------------------------------------------
                                                                                                           Per
                                                                 Income                Shares             Share
                                                               (Numerator)           (Denominator)        Amount
                                                               -----------           -------------        ------
Basic EPS
     Income available to common stockholders                     $ 892,304             3,438,418         $   .26

Effect of Dilutive Securities
     Convertible debt, options and warrants                        (36,525)              730,506            (.05)
                                                                 ---------             ---------         -------

Diluted EPS
     Income available to common stockholders                     $ 855,779             4,168,924         $   .21
       including assumed conversions                             =========            ==========         =======


              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------
The Company leases its facilities under long-term non-cancelable operating leases. The lease terms provide for increases in future minimum rental payments based on the Consumer Price Index, and an option to purchase during the lease term. Future minimum lease commitments as of December 31, 2000 are as follows:

       Year Ended                 Total
       ----------                 -----
      December 31,             Commitments

          2001               $       291,000
          2002                       291,000
          2003                       291,000
          2004                       145,000
                             ---------------

          Total              $     1,018,000
                             ===============

Total rentals under all operating leases charged against income amounted to $424,785 and $407,107 for the years ended December 31, 2000 and 1999, respectively.

Employment Agreements
----------------------
The Company is obligated to make certain minimum salary payments to the Chief Executive Officer and other employee/directors. All contracts expire in 2003, as follows:

                 Year Ended
                December 31,                       Total
                ------------                       -----

                    2001                      $      345,000
                    2002                             345,000
                    2003                             230,000
                                              --------------

                   Total                      $      920,000
                                              ==============

Litigation
----------
The Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company advanced $203,937 to the former stockholders of Logan. The receivable is secured by equipment and is non-interest bearing.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------


NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

No cash was paid for income taxes during the years ended December 31, 2000 or 1999. Cash paid for interest was $174,880 and $151,878 during the years ended December 31, 2000 and 1999, respectively.

During 2000 $100,000 of convertible debt was converted to 50,000 shares of the Company's common stock.

During 1999 the Company rescinded the purchase of the Tech center valued at $600,000 and 450,000 shares of the Company's common stock were cancelled.

During 1999 $150,000 of convertible debt was converted to 85,775 shares of the Company's common stock.

NOTE 16 - EMPLOYEE STOCK PLAN RECEIVABLE

In June 2000 the Company issued 840,000 shares of common stock under the Company's Employee Stock Plan at $2.00 per share in exchange for a non-interest bearing note of $1,680,000. The note is to be repaid through the employee payroll deductions. The Company received $12,600 towards the repayment of this loan during 2000.

NOTE 17 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables exist due to large balances with a few customers. At December 31, 2000, the accounts receivable balance from one significant customer was $23,968, or 9% of the total accounts receivable balance. Ongoing credit evaluations of customers' financial conditions are performed and generally no collateral is required. The Company maintains reserves for potential credit losses, and such losses in the aggregate have not exceeded management's expectations. Customers are located throughout the world.

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits.

NOTE 18 - FOREIGN SALES

The following table sets forth certain information regarding the Company's foreign sales for the last two fiscal years:

                                                             Year Ended December 31,
                                                             -----------------------
                                                              2000             1999
                                                          -------------    ------------
Aggregate sales to unaffiliated foreign customers:

Europe and The United Kingdom                             $     341,000    $    358,000
Asia and Pacific Rim                                      $   1,438,000    $  5,200,000
Latin America and Other                                   $     157,000    $    173,000

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999
                 ----------------------------------------------


NOTE 18 - FOREIGN SALES (Continued)

During the years ended December 31, 2000 and 1999 one customer in China accounted for 40% and 71% of net sales.

NOTE 19 - SUBSEQUENT EVENTS

On January 4, 2001, the Company entered into an agreement with Silverline Partners, Inc., to provide consulting services to locate and form alliances with well-financed, European companies with synergistic technologies. The Company issued 700,000 restricted shares of common stock to Silverline Partners under the agreement.

NOTE 20 - PRIOR PERIOD ADJUSTMENTS

During the year ended December 31, 2000, a change was made to the accumulated deficit and additional paid in capital of the Company to correct and include the effects of beneficial conversion features of the Company's Series A Preferred Stock and convertible debentures sold during 1998 and 1999 respectively, causing no change to total stockholders' equity.

The Company recorded the beneficial conversion feature as a deemed dividend with respect to the Series A Preferred Stock of $192,500 as an increase to additional paid in capital and an increase to the accumulated deficit effective for the year ended December 31, 1998.

The Company recorded the beneficial conversion feature as interest expense for the convertible debentures sold in 1999, as an increase to interest expense and an increase to additional paid in capital of $233,333 for the year ended December 31, 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

     Set forth below are the names, ages, positions and business experience of the directors, executive officers and key employees of Pollution Research and Dasibi Environmental Corp.

         Name              Age   Position(s) with  Pollution Research and Dasibi
         ----              ---   ----------------  -----------------------------

Albert E. Gosselin, Jr.    68    President, Chief Executive Officer and
                                 Chairman of the Board of Directors of
                                 Pollution Research;
                                 President of Dasibi

Donald R. Ford             73    Chief Financial Officer and  Director

Cynthia L. Gosselin        39    Operations Manager of Dasibi

Marcia A. Smith            62    Secretary and Director of Pollution Research;
                                 Manager of Administration of Dasibi

Gary L. Dudley             61    Director, Chairman & CEO of Dasibi

Craig E. Gosselin          41    Director, Director of Dasibi

     All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the board of directors.

Family Relationships

     Albert E. Gosselin, Jr., is the parent of Craig E. and Cynthia L. Gosselin, both of whom are adults. All of the foregoing are presently serving as executive officers and/or directors of the Company. Except as set forth in this report, no family relationship exists between or among any director or executive officer.

Business Experience

     Albert E. Gosselin, Jr., has served as the President, Chief Executive Officer and Chairman of the Board of Directors of Pollution Research and Control Corp. (formerly "Dasibi Environmental Corp." and "A.E. Gosselin Engineering, Inc.") and Dasibi (formerly "Baral Engineering, Inc."), corporations which he co-founded with Barbara L. Gosselin, since the organization of those corporations in December 1971 and July 1976, respectively. Barbara L. Gosselin resigned as a director on August 12, 1999 after being elected at the annual shareholders meeting. He also served as the President, Chief Executive Officer and Chairman of the Board of Directors of the company's former parent corporation, a corporation also named "Pollution Research and Control Corp., which he co-founded with Mrs. Gosselin under the name of "A.E. Gosselin Engineering Co.," from its inception date in 1966 through the date of its spin-off in October 1986. Mr. Gosselin also served as the President, Chief Executive Officer and Chairman of the Board of Directors of Applied Conservation Technology, Inc. ("ACT"), a former wholly-owned subsidiary of Pollution Research and Control Corp. engaged in the business of providing environmental impact reports to electric utilities, together with our company, from 1980 through the date of the purchase of ACT by its management from PRCC in November 1986. ACT is presently a diversified environmental consulting firm owned and managed by Gary
L. Dudley, a Company director, and other members of management. Mr. Gosselin received a Bachelor of Science in mechanical engineering from Loyola University, Los Angeles, California, in 1954. He has been a registered mechanical engineer in the State of California since 1959.

     Donald R. Ford served as a director of Pollution Research in the 1970's and has served as a director and corporate officer of several private companies since 1975. After leaving Price Waterhouse (now Price Waterhouse Coopers) in 1957, he practiced primarily as a financial and business consultant to domestic and international companies. He received a B.S. in Marketing from the University of California, Berkeley in 1952. For the past five years, Mr. Ford has primarily been an income tax advisor.

     Cynthia L. Gosselin served as the Chief Financial Officer of Pollution Research and Control Corp. and Dasibi from May 1990 to January 1998, when she resigned those positions and became operations manager of Dasibi and Pollution Research. Additionally, she has acted as Dasibi's purchasing agent since May 1990. She was employed by Dasibi in various capacities, including production manager, from 1983 through April 1990. Ms. Gosselin received a B.S. degree in business from the University of California at Long Beach in 1982.

     Marcia A. Smith has served as a director of Pollution Research and Dasibi since May 1990. She has been employed as the manager of administration and in various other capacitities with Dasibi since 1979.

     Gary L. Dudley has served as a director of Pollution Research and Control Corp. during the periods since June 1991 and from 1980 through January 1991, and he served as Pollution Research's Vice President from 1979 through November 1986. Mr. Dudley also served as an executive officer and a director of PRCC, our former parent corporation, from 1984 through the date of the spin-off of PRCC in October 1986. Mr. Dudley has been the President and a principal shareholder of ACT, now located in Westminster, California, a diversified environmental consulting firm formerly wholly-owned, together with the Company, by PRCC, since the purchase of ACT by its management from PRCC in November 1986. He served as ACT's Vice President from 1980 through 1986. From 1962 through 1978, Mr. Dudley was employed in various engineering-related positions by Southern California Edison Company, TRW Systems, McDonnell Douglas Corporation and North American Rockwell Corporation. He received a Bachelor of Science degree in engineering from California State University at Los Angeles in 1962 and a Masters degree in mechanical engineering from the University of Southern California in 1966. Mr. Dudley is a registered mechanical engineer and a registered environmental assessor in the State of California and a member of the Association of Environmental Professionals.

     Craig E. Gosselin has served as a director of Pollution Research and Dasibi since October 1989. Mr. Gosselin is an attorney who has been licensed to practice law in the State of California since 1984. He has served as the Vice President and General Counsel of Vans, Inc., a publicly-held designer, distributor and retailer of footwear, snowboard boots, apparel and related accessories located in Santa Fe Springs, California, since July 1992. He received a Bachelor of Business Administration degree from Loyola Marymount University in 1981 and a Juris Doctor from Southwestern University School of Law in 1984.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of common stock and other equity securities of Pollution Research. Executive officers, directors and greater than ten percent shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, and representations that no other reports were required during the fiscal year ended December 31, 2000, our executive officers, directors and greater than ten per cent beneficial owners of our common stock, complied with all Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation

Executive Compensation

     The following table sets forth the total cash and non-cash compensation paid by Pollution Research for the fiscal years ended December 31, 1998, 1999 and 2000 to the president and chief executive officer, who was the only executive officer of Pollution Research whose aggregate cash compensation exceeded $100,000 for the 2000 fiscal year.




                                  SUMMARY COMPENSATION TABLE
                                      Annual Compensation
                                      -------------------
                                                                                  Long Term
                                                              Other          Compensation Awards
Name                                                          Annual         Securities Underlying
& Principal Position       Year      Salary      Bonus     Compensation      Options/SARs(#)
--------------------       ----      -------     -----     ------------     ---------------------
Albert E. Gosselin, Jr.    2000     $220,000      -0-          -0-                 -0-
President, Chief           1999     $210,000 *    -0-          -0-                 -0-
Executive Officer &        1998     $202,223      -0-          -0-                 -0-
Chairman of the Board

*    Does not include $97,866 of accrued salary from 1996.

     We do not provide officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Compensation of Directors

     Directors do not receive compensation pursuant to any standard arrangement for their services as directors.

Employment Agreements

     We have employment agreements with Albert E. Gosselin, Jr., the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Cynthia L. Gosselin, and Marcia Smith. Mr. Gosselin's employment agreement was first approved by the board of directors on July 30, 1987, and has since been extended through August 31, 2003. The Agreement, as extended, provides for the payment to Mr. Gosselin of a base salary of $200,000, $210,000, $220,000, $230,000, $240,000 and $250,000 during the one-year periods ending August 31, 1998, 1999, 2000, 2001, 2002, and 2003 respectively. We are further obligated to permit Mr. Gosselin to participate in our employee's incentive stock option plan and group medical plan and any other health, life insurance, group medical, disability income insurance and/or stock option plan adopted by us. Further, Mr. Gosselin's salary continues in the event of his disability and for two years after his death. He is also entitled to a lump sum severance payment equivalent to 2.99 times his current salary in the event of his termination as president or chief executive officer within eighteen months after a "change of control" of our company, including, among other events, certain types of mergers and other business combinations, material changes in the composition of the board of directors or the beneficial ownership of the common stock, the sale of substantially all of our assets or securities and the material downsizing or dissolution of our company. If such an event occurs during fiscal 2001, Mr. Gosselin would be entitled to receive $657,800 as a severance payment.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 28, 2001, regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of its outstanding shares of common stock, each of the named executive officers, each director, and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.


Name and Address of Beneficial Owner (1)      Amount Beneficially Owned         Percent of Class (2)
----------------------------------------      -------------------------         --------------------

Ronald Patterson                                       748,030    (3)                   12.9%

Silverline Partners, Ltd.                              700,000                          12.0%

Britannica Associates Limited                          300,000    (4)                    5.2%

Barbara L. Gosselin Revocable Trust.                   293,055    (5)                    5.0%

Albert E. Gosselin, Jr.                                247,410    (6)                    4.3%

Marcia A. Smith                                        135,600    (7)                    2.3%

Gary L. Dudley                                          41,950    (8)                     *

Craig E. Gosselin                                       16,250    (9)                     *

All executive officers and directors as
a group (five persons)                                 441,210                           7.6%

*        Less than one percent

(1)      The address of Mr. Ronald Patterson is 1243 Fairway Point Row, San Diego, CA 92128.
         The address of Silverline Partners is 27 Wellington Road, Cork, Ireland.
         The address of Brittanica Assoc. is 3rd Floor, Omar Lodge Building, Road Town, Tortola BVI.
         The addresses of the balance of the individuals named above is 506 Paula Avenue, Glendale, CA 91201.

(2) Assumes the exercise of outstanding options and warrants specific to the referenced party, the denominator of which is made up of the number of outstanding shares of common stock plus the number of shares of common stock issuable upon the exercise of those specific warrants and options.


(3) Includes 187,858 shares of common stock issuable upon the exercise of an option owned of record by Ronald Patterson and exercisable within 60 days.

(4) Includes 200,000 shares of common stock issuable upon the exercise of options owned of record by Brittanica Associates and exercisable within 60 days.

(5) Includes 87,248 shares of common stock issuable upon the exercise of an option owned of record by Barbara L. Gosselin Revocable Trust.

(6) Includes 73,250 shares of common stock issuable upon the exercise of options owned of record by Albert E. Gosselin, Jr., exercisable within 60 days. Does not include a total of 160,860 shares of common stock owned of record collectively by Craig. E. and Cynthia L. Gosselin and Jennifer Jauregui, the adult children of Albert E. and Barbara Gosselin, Jr., as to which Mr. Gosselin disclaims any beneficial interest. Mrs. Gosselin holds shares of common stock in a revocable trust of Barbara L. Gosselin to which Mr. Gosselin disclaims any beneficial interest for estate planning purposes.

(7) Includes 28,750 shares of common stock issuable upon the exercise of options owned of record by Marcia Smith and exercisable within 60 days.

(8) Includes 27,500 shares of common stock issuable upon the exercise of options owned of record by Gary L. Dudley which are exercisable within 60 days.

(9) Craig E. Gosselin is the adult son of Albert E. and Barbara L. Gosselin, Jr., who disclaim any beneficial ownership of his shares, and includes 15,000 shares of common stock issuable upon the exercise of options owned of record and exercisable within 60 days.



Item 12. Certain Relationships and Related Transactions

     None.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits

     The exhibits listed in the Exhibit Index located at Pages E-1 through E-48 are filed pursuant to Item 13(a) of this Report.

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2001        POLLUTION RESEARCH AND CONTROL CORP.

                             By: /s/ Albert E. Gosselin
                                 -----------------------------------------------
                             Albert E. Gosselin, Jr., President, Chief Executive Officer and Chairman of the Board of Directors

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 30, 2001            /s/ Albert E. Gosselin
                                 -----------------------------------------------
                                 Albert E. Gosselin, Jr., President, Chief
                                 Executive Officer and Chairman of the
                                 Board of Directors
                                 (Principal Executive Officer)

Date:  March 30, 2001            /s/ Donald R. Ford
                                 -----------------------------------------------
                                 Donald R. Ford, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Date:  March 30, 2001            /s/ Gary L. Dudley
                                 -----------------------------------------------
                                 Gary L. Dudley, Director

Date:  March 30, 2001            /s/ Marcia A. Smith
                                 -----------------------------------------------
                                 Marcia A. Smith, Director

Date:  March 30, 2001            /s/ Craig E. Gosselin
                                 -----------------------------------------------
                                 Craig E. Gosselin, Director

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

3.4 By-laws of A.E. Gosselin Engineering, Inc. (now "Pollution Research and Control Corp." (Incorporated herein by reference to Exhibit 3(a) to the Amendment No. 1 to the Registration Statement on Form 10 of Dasibi Environmental Corporation (now "Pollution Research and Control Corp.")

4.1 Form of Warrant Agreement (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 33-26558 of Pollution Research and Control Corp. dated January 17, 1989)

4.2 Form of Unit Purchase Warrant. (Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 33-26558 of Pollution Research and Control Corp. dated January 17, 1989)

4.3 Form of Stock Purchase Warrant. (Incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 33-26558 of Pollution Research and Control Corp. dated January 17, 1989)

10.1 Warrant to Purchase 7,500 shares of Common Stock issued to Frost & Company P.S. on February 10, 1987. (Incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 33-26558 of Pollution Research and Control Corp. dated January 17, 1989)

10.2 Employment Agreement, dated July 31, 1987, between Pollution Research and Control Corp. and ALbert E. Gosselin, Jr. (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-26558 of Pollution Research and Control Corp. dated January 17, 1989)


10.3 Employees' Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 33-26558 of Pollution Research and Control Corp. dated January 17, 1989)

10.4 Employment Agreement, as amended, dated August 19, 1989, between Pollution Research and Control Corp. and Albert E. Gosselin, Jr. (Incorporated herein by reference to Exhibit 10-28 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1989)

10.5 Lease, dated July 1, 1989 between Pollution Research and Control Corp. and Shahik Mardeross-ASL. (Incorporated herein by reference to Exhibit 10-30 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1989)

10.6 Stock Option Agreement, dated May 28, 1991, between Pollution Research and Control Corp. and Lee Sion. (Incorporated herein by reference to Exhibit 10.14 to the Transition Report on Form 10-K for the transition period ended June 30, 1991)

10.7 Stock Option Agreement, dated May 28, 1991, between Pollution Research and Control Corp. and Albert E. Gosselin, Jr.. (Incorporated herein by reference to Exhibit 10.15 to the Transition Report on Form 10-K for the transition period ended June 30, 1991)

10.8 Stock Option Agreement, dated May 28, 1991, between Pollution Research and Control Corp. and Gary Dudley. (Incorporated herein by reference to Exhibit 10.13 to the Transition Report on Form 10-K for the transition period ended June 30, 1991)

10.9 Agreement, dated November 1, 1991, between Pollution Research and Control Corp. and KVB, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1991)

10.10 Purchase Agreement, dated as of December 2, 1991, between Pollution Research and Control Corp. and CSC Industries, Inc. and affiliated companies Pension Plans Trust. (Incorporated herein by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of Pollution Research and Control Corp. dated December 23, 1991.)

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

10.22 Purchase Agreement, dated as of December 16, 1991, between Pollution Research and Control Corp. and John Kilmartin (Incorporated herein by reference to Exhibit 10.19 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.23          Warrant, dated as of December 16, 1991, issued to John Kilmartin.
               (Incorporated herein by reference to Exhibit 10.20 to the Amendment No. 1 to the Registration Statement on form S-1 (File No. 33-43124) of Pollution Research and Control Corp. dated December 23, 1991.)

10.24 Consulting Agreement, dated January 3, 1992, between Pollution Research and Control Corp. and Total Software, Inc. (Incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

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

10.27 Agreement, dated March 5, 1992, between Pollution Research and Control Corp. and Lee Sion. (Incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

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

10.30 Lease Agreement, dated June 1, 1992, between Dasibi Environmental Group and Bernard C. Mills, Jr. (Incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994.)

10.31 Lease Agreement, dated January 6, 1994 , 1992, between Dasibi Environmental Group and the Prudential Insurance Company of America. (Incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994.)

10.32 Agreement, and Bill of Sale, dated February 18, 1994, between Pollution Research and Control Corp. and General Monitors, Inc. (Incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994.)

10.33 Stipulation of Settlement, dated February 1994, between Pollution Research and Control Corp. and Diversified Research Partners Limited Partnership. (Incorporated herein by reference to Exhibit
               10.33 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994.)

10.34 Requirements Contract dated March 10, 1994, between Pollution Research and Control Corp. and Logan Research, Ltd. (Incorporated herein by reference to Exhibit 10.34 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994.)

10.35 Lease Agreement dated April 15, 1994, between Dasibi Environmental Corp. and Summit Park Associates. (Incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994.)

10.36 Amended Employment Agreement, effective August 31, 1993, between Pollution Research and Control Corp. and Albert E. Gosselin, Jr. (Incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994.)

10.37 Employment Agreement, dated July 20, 1994, between Pollution Research and Control Corp. and Cynthia L. Gosselin. (Incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994.)

10.38 Final Judgment of Permanent Injunction and Other Relief as to Pollution Research and Control Corp. dated July 7, 1994 in Case Number 1.94CV01425, the Securities and Exchange Commission v. Pollution Research and Control Corp., Albert E. Gosselin and Cynthia Gosselin. (Incorporated herein by reference to Exhibit
               10.38 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994.)

10.39 Final Judgment of Permanent Injunction and Other Relief as to Pollution Research and Control Corp. dated July 13, 1994 in Case Number 1.94CV01425, the Securities and Exchange Commission v. Pollution Research and Control Corp., Albert E. Gosselin and Cynthia Gosselin. (Incorporated herein by reference to Exhibit
               10.39 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994.)

10.40 Consent of Albert E. Gosselin dated June 7, 1994, in Case Number 1.94CV0125, the Securities and Exchange Commission v. Pollution Research and Control Corp., Albert E. Gosselin and Cynthia Gosselin. (Incorporated herein by reference to Exhibit 10.40 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

10.41 Final Judgment of Permanent Injunction and Other Relief as to Cynthia Gosselin dated July 13, 1994 in Case Number 1.94CV01425, the Securities and Exchange Commission v. Pollution Research and Control Corp., Albert E. Gosselin and Cynthia Gosselin. (Incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994.)

10.42 Consent of Cynthia L Gosselin dated June 7, 1994, in Case Number 1.94CV0125, the Securities and Exchange Commission v. Pollution Research and Control Corp., Albert E. Gosselin and Cynthia Gosselin. (Incorporated herein by reference to Exhibit 10.41 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994.)

10.43 Warrant to purchase 40,000 shares of Common Stock of Pollution Research and Control Corp. dated January 22, 1990, issued to Marty Williams. (Incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.44 Amendment toWarrant to purchase shares of Common Stock of Pollution Research and Control Corp. dated January 22, 1990, issued to Marty Williams. (Incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.45 Warrant to purchase 202,500 shares of Common Stock of Pollution Research and Control Corp. dated December 2, 1991, issued to CSC Industries, Inc. and affiliated companies. (Incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.46 Amendment Warrant to purchase Common Stock of Pollution Research and Control Corp.of CSC Industries, Inc. and affiliated companies Pension Plans Trust, dated effective June 6, 1994.. (Incorporated herein by reference to Exhibit 4.12 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.47 Warrant to purchase 67,500 shares of Common Stock of Pollution Research and Control Corp. dated December 8, 1991, issued to Richard M. Molinsky. (Incorporated herein by reference to Exhibit
               4.13 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.48 Amendment Warrant to purchase Common Stock of Pollution Research and Control Corp.of Richard M. Molinsky, dated effective June 6, 1994.. (Incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.49 Warrant to purchase 135,000 shares of Common Stock of Pollution Research and Control Corp. dated December 11, 1991, issued to Kingsley & Co. (formerly Global Environment Fund). (Incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.50 Amendment Warrant to purchase Common Stock of Pollution Research and Control Corp.of Kingsley & Co. (formerly Global Environment
               Fund), dated effective June 6, 1994.. (Incorporated herein by reference to Exhibit 4.16 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)


10.51 Warrant to purchase 67,500 shares of Common Stock of Pollution Research and Control Corp. dated December 13, 1991, issued to A. Robert Tantleff.. (Incorporated herein by reference to Exhibit
               4.17 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.52 Amendment to Warrant to purchase Common Stock of Pollution Research and Control Corp.of A. Robert Tantleff, dated effective June 6, 1994. (Incorporated herein by reference to Exhibit 4.18 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.53 Warrant to purchase 101,250 shares of Common Stock of Pollution Research and Control Corp. dated December 16, 1991, issued to Stanley Becker. (Incorporated herein by reference to Exhibit 4.19 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.54 Amendment to Warrant to purchase Common Stock of Pollution Research and Control Corp.of Stanley Becker, dated effective June 6, 1994. (Incorporated herein by reference to Exhibit 4.20 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.55 Warrant to purchase 27,000 shares of Common Stock of Pollution Research and Control Corp. dated December 16, 1991, issued to John Kilmartin. (Incorporated herein by reference to Exhibit 4.21 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.56 Amendment to Warrant to purchase Common Stock of Pollution Research and Control Corp.of John Kilmartin, dated effective June 6, 1994. (Incorporated herein by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.57 Warrant to purchase 74,250 shares of Common Stock of Pollution Research and Control Corp. dated December 16, 1991, issued to Bruce Lynch. (Incorporated herein by reference to Exhibit 4.23 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.58 Amendment to Warrant to purchase Common Stock of Pollution Research and Control Corp.of Bruce Lynch, dated effective June 6, 1994. (Incorporated herein by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.59 Warrant to purchase 25,000 shares of Common Stock of Pollution Research and Control Corp.of Michael Young dated May 24, 1991. (Incorporated herein by reference to Exhibit 4.25 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.60 Amendment to Warrant to purchase Common Stock of Pollution Research and Control Corp.of Michael Young, dated effective June 6, 1994. (Incorporated herein by reference to Exhibit 4.26 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.61 Warrant to purchase 12,000 shares of Common Stock of Pollution Research and Control Corp. dated December 16, 1991, issued to Kennedy Capital Management. (Incorporated herein by reference to Exhibit 4.27 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.62 Amendment to Warrant to purchase Common Stock of Pollution Research and Control Corp.of Kennedy Capital Management, dated effective June 6, 1994. (Incorporated herein by reference to Exhibit 4.28 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.63 Pollution Research and Control Corp. Common Stock Purchase Warrant for the purchase of 60,000 shares of the Equity Group Inc. dated August 31, 1993. (Incorporated herein by reference to Exhibit 4.29 to the Registration Statement on form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.64 Warrant to purchase 7,500 shares of Common Stock of Pollution Research and Control Corp. dated November 8, 1993, issued to Stanley Becker. (Incorporated herein by reference to Exhibit 4.30 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.65 Amendment to Warrant to purchase Common Stock of Pollution Research and Control Corp.of Stanley Becker, dated effective June 6, 1994. (Incorporated herein by reference to Exhibit 4.31 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

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

10.68 Warrant to purchase 7,500 shares of Common Stock of Pollution Research and Control Corp. dated November 8, 1993 , issued to Robert Tantleff. (Incorporated herein by reference to Exhibit
               4.34 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.69 Amendment to Warrant to purchase Common Stock of Pollution Research and Control Corp.of Robert Tantleff , dated effective June 6, 1994. (Incorporated herein by reference to Exhibit 4.35 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.70 Warrant to Purchase 5,000 Shares of Common Stock of Pollution Research and Control Corp. of Edward G. Lowell dated November 8, 1995. (Incorporated herein by reference to Exhibit 4.36 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.71 Option to Purchase 25,500 Shares of Common Stock of Pollution Research and Control Corp. of Randy Foy dated July 4, 1994. (Incorporated herein by reference to Exhibit 4.37 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.72 Amendment to Warrant to purchase Common Stock of Pollution Research and Control Corp.of Frost and Company P.S, dated effective February 9, 1992. (Incorporated herein by reference to Exhibit 4.38 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June 7, 1995.)

10.73 Amendment to Warrant to purchase Common Stock of Pollution Research and Control Corp.of Kial, Ltd., dated effective January 9, 1992. (Incorporated herein by reference to Exhibit 4.39 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated June

10.74 Option to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. of Albert E. Gosselin, Jr., dated as of June 29, 1995. (Incorporated herein by reference to Exhibit
               4.40 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated January 17, 1996.)

10.75 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. of Cindy Gosselin, dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.41 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated January 17, 1996.)

10.76 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. of Barbara L. Gosselin, dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.42 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated January 17, 1996.)

10.77 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. of Gary Dudley, dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.43 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated January 17, 1996.)

10.78 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. of Marcia Smith, dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.44 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated January 17, 1996.)

10.79 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. of Craig E. Gosselin, dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.45 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated January 17, 1996.)

10.80 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. of Keith Gosselin, dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.46 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated January 17, 1996.)

10.81 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. of Mike Chu, dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.47 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated January 17, 1996.)

10.82 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. of Kimberly Chu, dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.48 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated January 17, 1996.)

10.83 Option to Purchase 5,000 Shares of Common Stock of Pollution Research and Control Corp. of Tolly Smith, dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.49 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated January 17, 1996.)

10.84 Option to Purchase 25,000 Shares of Common Stock of Pollution Research and Control Corp. of , dated as of June 29, 1995. (Incorporated herein by reference to Exhibit 4.50 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated January 17, 1996.)

10.85 Option to Purchase 200,000 Shares of Common Stock of Pollution Research and Control Corp. of J. Paul Consulting Group , dated as of July 18, 1995 (Incorporated herein by reference to Exhibit
               4.51 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of Pollution Research and Control Corp. dated January 17, 1996.)

10.86          Agreement dated June 11, 1996, among Logan Medical Devices, Inc.
               party of the first part, Ronald Bruce Logan-Sinclair and Howard George Vinvent Cooke, parties of the second part, and Pollurion Research and Control Corp., party of the third part. (Incorporated herein by reference to Exhibit 10.86 to the Annual Report on Form 10K for the fiscal year ended December 31, 1996.)

10.87 Employment Agreement dated June 11, 1996, between Logan Medical Devices, Inc. and Logan Research Ltd., on the one hand, and Ronald Bruce Logan-Sinclair, on the other hand. (Incorporated herein by reference to Exhibit 10.87 to the Annual Report on Form 10K for the fiscal year ended December 31, 1996.)

10.88 Guarantee dated effective June 11, 1996, by Logan Medical Devices, Inc. in favor of Namulas Pension Trustees Limited. (Incorporated herein by reference to Exhibit 10.87 to the Annual Report on Form 10K for the fiscal year ended December 31, 1996.)

10.89 Loan and Security Agreement dated June 28, 1996, between Logan Medical Devices, Inc. on the one hand, and Ronald Bruce Logan-Sinclair and Howard George Vincent Cooke, on the other hand. (Incorporated herein by reference to Exhibit 10.89 to the Annual Report on Form 10K for the fiscal year ended December 31, 1996.)

10.90 Nine Per Cent Debenture due June 28, 2006, in the face amount of $285,714.29 bearing interest quarterly commencing June 30, 1998. (Incorporated herein by reference to Exhibit 10.90 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.91 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Phil Huss dated as of April 1, 1996 between Pollution Research and Control Corp. and Phil Huss. (Incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

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

10.94 Non-Qualified Stock Option Agreement dated as of May 30, 1996, between Pollution Research and Control Corp. and Robert B. Prag.. (Incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.95 Amendment to Non-Qualified Stock Option Agreement dated July 31, 1996, between Pollution Research and Control Corp. and Liviakis Financial Communications, Inc. (Incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.96 Amendment to Non-Qualified Stock Option Agreement dated July 31, 1996, between Pollution Research and Control Corp. and Robert Prag. (Incorporated herein by reference to Exhibit 4.16 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.97 Amendment to Consulting Agreement dated as of May 30, 1996, between Pollution Research and Control Corp. and Liviakis Financial Communications, Inc. dated July 31, 1996 (Incorporated herein by reference to Exhibit 4.17 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.98 Second Amendment to Consulting Agreement dated as of May 30, 1996, between Pollution Research and Control Corp. and Liviakis Financial Communications, Inc. dated August 28, 1996 (Incorporated herein by reference to Exhibit 4.18 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.99 Option to Purchase 55,000Shares of Common Stock of Pollution Research and Control Corp. issued to Aubrey Hornsby. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Aubreu Hornsby. (Incorporated herein by reference to Exhibit 10.99 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.100 Option to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Ernestine Taylor. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Ernestine Taylor. (Incorporated herein by reference to Exhibit 10.100 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.101 Option to Purchase 30,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Debbie Kendrick. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Debbie Kendrick. (Incorporated herein by reference to Exhibit 10.101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.102 Option to Purchase 25,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Roland Fink. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Roland Fink. (Incorporated herein by reference to Exhibit 10.102 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)


10.103 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Charles Conner. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Charles Conner. (Incorporated herein by reference to Exhibit 10.103 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

 10.104 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Patricia Cudd. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Patricia Cudd. (Incorporated herein by reference to Exhibit 10.104 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.105 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Jeffrey Harkey. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Jeffrey Harkey. (Incorporated herein by reference to Exhibit 10.105 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.106 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to James Bowers. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and James Bowers. (Incorporated herein by reference to Exhibit 10.106 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.107 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Michael Jones. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Michael Jones . (Incorporated herein by reference to Exhibit 10.107 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.108 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Charles McQuaig. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Charles McQuaig. (Incorporated herein by reference to Exhibit 10.108 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.109 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Daniel Patanjo. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Daniel Patanjo. (Incorporated herein by reference to Exhibit 10.109 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.110 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Karen Perry. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Karen Perry. (Incorporated herein by reference to Exhibit 10.110 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.111 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Ricky Sonnier. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Ricky Sonnier. (Incorporated herein by reference to Exhibit 10.111 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.112 Option to Purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Victor Valerio. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Victor Valerio. (Incorporated herein by reference to Exhibit 10.112 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.113 Option to Purchase 5,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Spencer Abrams. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Spencer Abrams. (Incorporated herein by reference to Exhibit 10.113 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.114 Option to Purchase 5,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Dan Busby. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Dan Busby. (Incorporated herein by reference to Exhibit
               10.114 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.115 Option to Purchase 5,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Frank Getautas. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Frank Getautas. (Incorporated herein by reference to Exhibit 10.115 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.116 Option to Purchase 5,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Mitzi Narramore. Option Agreement, dated as of May 31, 1996 between Pollution Research and Control Corp. and Mitzi Narramore. (Incorporated herein by reference to Exhibit 10.116 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.117 Option to Purchase 300,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Ron Logan-Sinclair. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Ron Logan-Sinclair. (Incorporated herein by reference to Exhibit 10.117 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.118 Option to Purchase 123,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Albert E. Gosselin. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Albert E. Gosselin. (Incorporated herein by reference to Exhibit 10.118 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.119 Option to Purchase 120,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Albert E. Gosselin. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Albert E. Gosselin. (Incorporated herein by reference to Exhibit 4.19 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.120 Option to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Gary L. Dudley. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Gary L. Dudley. (Incorporated herein by reference to Exhibit 4.20 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.121 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Gary L. Dudley. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Gary L. Dudley. (Incorporated herein by reference to Exhibit 10.121 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.122 Option to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Craig E. Gosselin. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Craig E. Gosselin. (Incorporated herein by reference to Exhibit 4.21 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.123 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Craig E. Gosselin. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Craig E. Gosselin. (Incorporated herein by reference to Exhibit 10.123 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.124 Option to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Cynthia L. Gosselin. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Cynthia L. Gosselin. (Incorporated herein by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.125 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Cynthia L. Gosselin. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Cynthia L. Gosselin. (Incorporated herein by reference to Exhibit 10.125 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.126 Option to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Marcia Smith. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Marcia Smith. (Incorporated herein by reference to Exhibit 4.23 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.127 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Marcia Smith. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Marcia Smith. (Incorporated herein by reference to Exhibit 10.127 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.128 Option to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Margaret Jones. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Margaret Jones. (Incorporated herein by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.129 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Margaret Jones. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Margaret Jones. (Incorporated herein by reference to Exhibit 10.129 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.130 Option to Purchase 37,500 Shares of Common Stock of Pollution Research and Control Corp. issued to Lee Sion. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Lee Sion. (Incorporated herein by reference to Exhibit
               10.130 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.131 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Patricia Cudd. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Patricia Cudd. (Incorporated herein by reference to Exhibit 10.131 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.132 Option to Purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Roland Fink. Option Agreement, dated as of June 1, 1996 between Pollution Research and Control Corp. and Roland Fink. (Incorporated herein by reference to Exhibit 10.132 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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

10.135 Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Irawan Onggara; Warrant to Purchase 166,667 Shares of Common Stock of Pollution Research and Control Corp. dated June 15, 1996, issued to Irawan Onggara. (Incorporated herein by reference to Exhibits 4.29. and 4.30 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

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

10.137 Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Robert S. London; Warrant to Purchase 66,667Shares of Common Stock of Pollution Research and Control Corp. dated June 15, 1996, issued to Robert S. London. (Incorporated herein by reference to Exhibits 4.33 and 4.34 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.138 Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Robert B. Prag; Warrant to Purchase 66,667 Shares of Common Stock of Pollution Research and Control Corp. dated June 15, 1996, issued to Robert B. Prag. (Incorporated herein by reference to Exhibits 4.35and 4.36 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

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

10.140 Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Donald Carstens; Warrant to Purchase 41,667 Shares of Common Stock of Pollution Research and Control Corp. dated June 15, 1996, issued to Donald Carstens. (Incorporated herein by reference to Exhibits 4.39 and 4.40 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

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

10.143 Purchase Agreement, dated as of June 14, 1996, between Pollution Research and Control Corp. and Donna Sizemore; Warrant to Purchase 8,333 Shares of Common Stock of Pollution Research and Control Corp. dated June 15, 1996, issued to Donna Sizemore. (Incorporated herein by reference to Exhibits 4.45 and 4.46 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.144 Option to Purchase 25,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Randy Foy; Option Agreement, dated as of July 1, 1996, between Pollution Research and Control Corp. and Randy Foy. (Incorporated herein by reference to Exhibit
               4.47 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 16, 1996.)

10.145 Option to Purchase 40,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Paul Richardson. Option Agreement, dated as of August 6, 1996 between Pollution Research and Control Corp. and Paul Richardson. (Incorporated herein by reference to Exhibit 10.145 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.146 Purchase Agreement, dated as of September 20, 1996, between Pollution Research and Control Corp. and Neil C. Sullivan; Warrant to Purchase 300,000 Shares of Common Stock of Pollution Research and Control Corp. dated September 20, 1996, issued to Neil C. Sullivan. (Incorporated herein by reference to Exhibits
               4.48 and 4.49 to the Registration Statement on Form S-3 (Registration No. 33-14133) of Pollution Research and Control Corp. dated October 15, 1996.)

10.147 Consulting Agreement dated November 19, 1996 between Pollution Research and Control Corp. and Fenway Advisory Group. (Incorporated herein by reference to Exhibit 10.147 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.148 Option to Purchase 400,000 Shares of Pollution Research and Control Corp. issued to Fenway Advisory Group; Option Agreement dated as of November 22, 1996 between Pollution Research and Control Corp. and Fenway Advisory Group. (Incorporated herein by reference to Exhibit 10.148 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.149 Option to Purchase 40,000 Shares of Pollution Research and Control Corp. issued to Barry Soltani; Option Agreement dated as of March 3, 1997. (Incorporated herein by reference to Exhibit
               10.149 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.150 Option to Purchase 50,000 Shares of Pollution Research and Control Corp. issued to Jorel Management; Option Agreement dated as of April 30, 1997. (Incorporated herein by reference to Exhibit 10.150 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

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

10.153 Letter Agreement dated 3-10-98 to annul the acquisition of Logan Research Limited (LRL) by Logan Medical Devices (LMD). (Incorporated herein by reference to Exhibit 10.153 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.154 Purchase Agreement dated May 8, 1998 between Pollution Research and Control Corp. and Albert E. Gosselin, Jr. to purchase 400,000 Shares of Preferred Convertible Stock. (Incorporated herein by reference to Exhibit 10.154 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.155 Purchase Agreement dated May 8, 1998 between Pollution Research and Control Corp. and Patricia Cudd to purchase 400,000 Shares of Preferred Convertible Stock. (Incorporated herein by reference to Exhibit 10.155 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.156 Purchase Agreement dated May 8, 1998 between Pollution Research and Control Corp. and Gary L. Dudley to purchase 80,000 Shares of Preferred Convertible Stock. (Incorporated herein by reference to Exhibit 10.156 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.157 Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and William T. Richey to purchase 20,000 Shares of Common Stock (Incorporated herein by reference to Exhibit
               10.157 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

               10.158 Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Ronald E. Patterson to purchase 23,190 Shares of Common Stock (Incorporated herein by reference to Exhibit 10.158 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.159 Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Ronald E. Patterson to purchase 68,810 Shares of Common Stock (Incorporated herein by reference to Exhibit 10.159 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.160 Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Mayer Zarchi to purchase 20,000 Shares of Common Stock (Incorporated herein by reference to Exhibit 10.160 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.161 Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Fred Zalokar to purchase 23,000 Shares of Common Stock (Incorporated herein by reference to Exhibit 10.161 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.162 Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Frank T. Anaya to purchase 9,174 Shares of Common Stock (Incorporated herein by reference to Exhibit 10.162 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.163 Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Donald A. Carstens to purchase 9,082 Shares of Common Stock (Incorporated herein by reference to Exhibit
               10.163 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.164 Purchase Agreement dated June 19, 1998 between Pollution Research and Control Corp. and Alan L. Talesnick to purchase 18,000 Shares of Common Stock (Incorporated herein by reference to Exhibit
               10.164 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.165 Option to Purchase 23,125 Shares of Pollution Research and Control Corp. issued to Phoenix Alliance, Inc. Option Agreement dated June 19, 1998. (Incorporated herein by reference to Exhibit
               10.165 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)



10.166 Agreement to purchase a technician service center in Macau from PIC Computers, Ltd. Agreement dated as of June 24, 1998 between Pollution Research and Control Corp. and PIC Computers, Ltd. (Incorporated herein by reference to Exhibit 10.166 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.167 Option to purchase 13,750 Shares of Common Stock issued to Marcia Smith. Option Agreement dated as of December 14, 1998 between Pollution Research and Control Corp. and Marcia Smith. (Incorporated herein by reference to Exhibit 10.167 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.168 Option to purchase 12,500 Shares of Common Stock issued to Cindy Gosselin. Option Agreement dated as of December 14, 1998 between Pollution Research and Control Corp. and Cindy Gosselin. (Incorporated herein by reference to Exhibit 10.168 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.169 Promissory Note dated as of January 27, 1999 between Pollution Research and Control Corp. and Mark S. Rose.(Incorporated herein by reference to Exhibit 10.169 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.170         Option to purchase 48,000 Shares of Common Stock issued to Mark
               S. Rose. Option Agreement dated as of January 27, 1999 between Pollution Research and Control Corp. and Mark S. Rose. (Incorporated herein by reference to Exhibit 10.170 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.171 Finder's Agreement dated January 27, 1999 between Pollution Research and Control Corp. and Rosemary Althaus. (Incorporated herein by reference to Exhibit 10.171 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.172 Option to purchase 5,000 Shares of Common Stock issued to Rosemary Althaus. Option Agreement dated as of January 27, 1999 between Pollution Research and Control Corp. and Rosemary Althaus. (Incorporated herein by reference to Exhibit 10.172 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.173 Purchase Agreement to purchase 25,000 units consisting of 25,000 Shares of Common Stock and 25,000 Warrants to purchase Common Stock dated as of February 25, 1999 between Pollution Research and Control Corp. and William T. Richey.(Incorporated herein by reference to Exhibit 10.173 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.174 Purchase Agreement to purchase 133,333 units consisting of 133,333 Shares of Common Stock and 133,333 Warrants to purchase Common Stock dated as of February 25, 1999 between Pollution Research and Control Corp. and Ronald E. Patterson .(Incorporated herein by reference to Exhibit 10.174 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.175 Purchase Agreement to purchase 66,666 units consisting of 66,666 Shares of Common Stock and 66,666 Warrants to purchase Common Stock dated as of February 25, 1999 between Pollution Research and Control Corp. and Phillip Huss. (Incorporated herein by reference to Exhibit 10.175 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.176 Option to purchase 25,000 Shares of Common Stock issued to Anthony Reneau. Option Agreement dated as of February 25, 1999 between Pollution Research and Control Corp. and Anthony Reneau. (Incorporated herein by reference to Exhibit 10.176 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.177 Purchase Agreement to purchase 14,000 units consisting of 14,000 Shares of Common Stock and 14,000 Warrants to purchase Common Stock dated as of February 25, 1999 between Pollution Research and Control Corp. and Alan L. Talesnick. (Incorporated herein by reference to Exhibit 10.177 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.178 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 33,333 units consisting of 33,333 shares of Common Stock and 33,333 warrants to purchase Common Stock, dated as of February 25, 1999, between Pollution Research and Control Corp. and Maria Molinsky. (Incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)


10.179 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 9,333 units consisting of 9,333 shares of Common Stock and 9,333 warrants to purchase Common Stock, dated as of February 25, 1999, between Pollution Research and Control Corp. and Jennifer S. Jauregui. (Incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.180 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 6,666 units consisting of 6,666 shares of Common Stock and 6,666 warrants to purchase Common Stock, dated as of February 25, 1999, between Pollution Research and Control Corp. and Cynthia L. Gosselin. (Incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.181 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 133,333 units consisting of 133,333 shares of Common Stock and 133,333 warrants to purchase Common Stock, dated as of May 19, 1999, between Pollution Research and Control Corp. and The Investor Resource Services, Inc. (Incorporated herein by reference to Exhibit 4.16 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.182 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 66,667 units consisting of 66,667 shares of Common Stock and 66.667 warrants to purchase Common Stock, dated as of May 19, 1999, between Pollution Research and Control Corp. and Trautman Wasserman & Company, Inc. (Incorporated herein by reference to Exhibit 4.17 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.183 18% Subordinated Convertible Debenture Due December 1, 1999, between Pollution Research and Control Corp. and The Venezuela Recovery Fund, N.V. (Incorporated herein by reference to Exhibit
               4.18 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.184 Financial Consulting and Services Agreement dated May 20, 1999, between Pollution Research and Control Corp. and Premiere Equities, Inc. (Incorporated herein by reference to Exhibit 4.19 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

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

10.186 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 80,000 Shares of Common Stock dated July 16, 1999, between Pollution Research and Control Corp. and Ronald
               E. Patterson. (Incorporated herein by reference to Exhibit 4.21 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.187 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 30,000 Shares of Common Stock dated July 16, 1999, between Pollution Research and Control Corp. and Phillip T. Huss. (Incorporated herein by reference to Exhibit
               4.22 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.188 Lock-up Agreement, dated August 12, 1999, between Pollution Research and Control Corp. and Mr. Albert E. Gosselin, Jr. (Incorporated herein by reference to Exhibit 4.23 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.189 Compromise, Settlement and Release Agreement dated August 12, 1999 between Pollution Research and Control Corp. and Fidelity Funding. (Incorporated herein by reference to Exhibit 4.24 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.190 Escrow Agreement dated August 12, 1999, among Pollution Research and Control Corp., Fidelity Funding, Inc., and American Escrow Company. (Incorporated herein by reference to Exhibit 4.25 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.191 12% Subordinated Convertible Debenture Due June 1, 2000. dated September 1, 1999, between Pollution Research and Control Corp. and Spiga Limited. (Incorporated herein by reference to Exhibit
               4.26 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.192 12% Subordinated Convertible Debenture Due June 1, 2000. dated September 1, 1999, between Pollution Research and Control Corp. and Spiga Limited. (Incorporated herein by reference to Exhibit
               4.27 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.193 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 50,000 Shares of Common Stock dated September 13, 1999, between Pollution Research and Control Corp. and Maria Molinsky. (Incorporated herein by reference to Exhibit
               4.28 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.194 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 50,000 Shares of Common Stock dated September 13, 1999, between Pollution Research and Control Corp. and Lee Sion. (Incorporated herein by reference to Exhibit 4.29 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.195 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 50,000 Shares of Common Stock dated September 13, 1999, between Pollution Research and Control Corp. and Steven Sion. (Incorporated herein by reference to Exhibit
               4.30 to the Registration Statement on Form S-1, File #333-87965 of Pollution Research and Control Corp. dated September 28, 1999.)

10.196 Warrant to purchase 75,000 Shares of Common Stock of Pollution Research and Control Corp. issued to IIG Capital LLC; Warrant Agreement dated as of June 1, 1999 between Pollution Research and Control Corp. and IIG Capital LLC. (Incorporated herein by reference to Exhibit 10.196 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.197 Warrant to purchase 30,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Astor Capital; Warrant Agreement dated as of June 1, 1999 between Pollution Research and Control Corp. and Astor Capital. (Incorporated herein by reference to Exhibit 10.197 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.198 Warrant to purchase 23,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Spiga Limited; Warrant Agreement dated as of September 1, 1999 between Pollution

               Research and Control Corp. and Spiga Limited. (Incorporated herein by reference to Exhibit 10.198 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.199 Warrant to purchase 18,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Astor Capital; Warrant Agreement dated as of September 1, 1999 between Pollution Research and Control Corp. and Spiga Limited. (Incorporated herein by reference to Exhibit 10.199 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.200 Warrant to purchase 22,500 Shares of Common Stock of Pollution Research and Control Corp. issued to Spiga Limited; Warrant Agreement dated as of September 1, 1999 between Pollution Research and Control Corp. and Spiga Limited. (Incorporated herein by reference to Exhibit 10.200 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.201 Warrant to purchase 25,000 Shares of Common Stock of Pollution Research and Control Corp. issued to IIG Capital LLC; Warrant Agreement dated as of December 1, 1999 between Pollution Research and Control Corp. and IIG Capital LLC. (Incorporated herein by reference to Exhibit 10.201 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.202 Warrant to purchase 20,475 Shares of Common Stock of Pollution Research and Control Corp. issued to Phillip T. Huss; Warrant Agreement dated as of July 16, 1999 between Pollution Research and Control Corp. and Phillip T. Huss. (Incorporated herein by reference to Exhibit 10.202 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.203 Warrant to purchase 54,525 Shares of Common Stock of Pollution Research and Control Corp. issued to Ronald E. Patterson; Warrant Agreement dated as of July 16, 1999 between Pollution Research and Control Corp. and Ronald E. Patterson. (Incorporated herein by reference to Exhibit 10.203 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.204 Warrant to purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Fidelity Funding; Warrant Agreement dated as of August 12, 1999 between Pollution Research and Control Corp. and Ronald E. Patterson. (Incorporated herein by reference to Exhibit 10.204 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.205 Warrant to purchase 25,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Maria Molinsky; Warrant Agreement dated as of September 13, 1999 between Pollution Research and Control Corp. and Maria Molinsky. (Incorporated herein by reference to Exhibit 10.205 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.206 Warrant to purchase 25,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Lee Sion; Warrant Agreement dated as of September 13, 1999 between Pollution Research and Control Corp. and Lee Sion. (Incorporated herein by reference to Exhibit 10.206 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.207 Warrant to purchase 25,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Steven Sion; Warrant Agreement dated as of September 13, 1999 between Pollution Research and Control Corp. and Steven Sion. (Incorporated herein by reference to Exhibit 10.207 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.208 Registration Rights Agreement, dated June 1, 1999, between Pollution Research and Control Corp. and Venezuela Recovery Fund. (Incorporated herein by reference to Exhibit 10.208 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.209 Registration Rights Agreement, dated September 1, 1999, between Pollution Research and Control Corp. and Spiga Limited. (Incorporated herein by reference to Exhibit 10.209 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.210 12% Subordinated Convertible Debenture due February 23, 2001, dated February 16, 2000, between Pollution Research and Control Corp. and Britannica Associates Limited (Incorporated herein by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 to Form S-3 Registration Statement #333-87965.)

10.211 Warrant to purchase 200,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Britannica Associates Limited; Warrant Agreement dated as of February 23, 2000 between

               Pollution Research and Control Corp. and Britannica Associates Limited. (Incorporated herein by reference to Exhibit 10.211 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.212 Warrant to purchase 100,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Britannica Associates Limited; Warrant Agreement dated as of February 23, 2000 between Pollution Research and Control Corp. and Britannica Associates Limited. (Incorporated herein by reference to Exhibit 10.212 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.213 Warrant to purchase 20,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Astor Capital; Warrant Agreement dated as of February 23, 2000 between Pollution Research and Control Corp. and Astor Capital. (Incorporated herein by reference to Exhibit 10.213 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.214 Registration Rights Agreement, dated February 23, 2000, between Pollution Research and Control Corp. and Britannica Associates. (Incorporated herein by reference to Exhibit 10.214 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.215 Promissory Note due March 21, 2000 dated as of January 21, 2000 between Pollution Research and Control Corp. and Britannica Associates, Ltd. (Incorporated herein by reference to Exhibit
               10.215 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.216 Amendment to Compromise and Settlement Agreement between Fidelity Funding, Inc. and Pollution Research and Control Corp. dated March 24, 2000. (Incorporated herein by reference to Exhibit
               10.216 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.217 Warrant to purchase 87,141 Shares of Common Stock of Pollution Research and Control Corp. issued to Phillip T. Huss; Warrant Agreement dated as of March 31, 2000 between Pollution Research and Control Corp. and Phillip T. Huss. (Incorporated herein by reference to Exhibit 10.217 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.218 Warrant to purchase 187,858 Shares of Common Stock of Pollution Research and Control Corp. issued to Ronald E. Patterson; Warrant Agreement dated as of March 31, 2000 between Pollution Research and Control Corp. and Ronald E. Patterson. (Incorporated herein by reference to Exhibit 10.218 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.219 Warrant to purchase 46,875 Shares of Common Stock of Pollution Research and Control Corp. issued to Lee Sion; Warrant Agreement dated as of March 31, 2000 between Pollution Research and Control Corp. and Lee Sion. (Incorporated herein by reference to Exhibit
               10.219 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.220 Warrant to purchase 25,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Steven Sion; Warrant Agreement dated as of March 31, 2000 between Pollution Research and Control Corp. and Steven Sion. (Incorporated herein by reference to Exhibit 10.220 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.221 Warrant to purchase 10,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Patricia Cudd; Warrant Agreement dated as of March 31, 2000 between Pollution Research and Control Corp. and Patricia Cudd. (Incorporated herein by reference to Exhibit 10.221 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.222 Warrant to purchase 14,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Alan Talesnick; Warrant Agreement dated as of March 31, 2000 between Pollution Research and Control Corp. and Alan Talesnick.(Incorporated herein by reference to Exhibit 10.222 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.223 Warrant to purchase 25,000 Shares of Common Stock of Pollution Research and Control Corp. issued to William Richey; Warrant Agreement dated as of March 31, 2000 between Pollution Research and Control Corp. and William Richey. (Incorporated herein by reference to Exhibit 10.223 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.224 Warrant to purchase 33,333 Shares of Common Stock of Pollution Research and Control Corp. issued to Maria Molinsky; Warrant Agreement dated as of March 31, 2000 between Pollution Research and Control Corp. and Phillip T. Huss. (Incorporated herein by reference to Exhibit 10.224 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.225 Option to Purchase 24,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Mark Rose; Option Agreement, dated as of May 27, 2000, between Pollution Research and Control Corp. and Mark Rose. (Incorporated herein by reference to Exhibit
               4.39 to the Registration Statement on Form S-3 (Registration No. 333-48554) of Pollution Research and Control Corp. dated November 9, 2000.)

10.226 Option to Purchase 8,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Clare F. Rose; Option Agreement, dated as of May 27, 2000, between Pollution Research and Control Corp. and Clare F. Rose. (Incorporated herein by reference to Exhibit 4.40 to the Registration Statement on Form S-3 (Registration No. 333-48554) of Pollution Research and Control Corp. dated November 9, 2000.)

10.227 Warrant to purchase 100,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Astor Capital; Warrant Agreement dated as of June 6, 2000 between Pollution Research and Control Corp. and Astor Capital. (Incorporated herein by reference to Exhibit 4.41 to the Registration Statement on Form S-3 (Registration No. 333-48554) of Pollution Research and Control Corp. dated November 9, 2000.)

10.228 Option to Purchase 15,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Delta Capital Partners; Option Agreement, dated as of June 7, 2000, between Pollution Research and Control Corp. and Delta Capital Partners. (Incorporated herein by reference to Exhibit 4.42 to the Registration Statement on Form S-3 (Registration No. 333-48554) of Pollution Research and Control Corp. dated November 9, 2000.)

10.229 Option to Purchase 8,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Sean Rose; Option Agreement, dated as of June 17, 2000, between Pollution Research and Control Corp. and Sean Rose. (Incorporated herein by reference to Exhibit
               4.43 to the Registration Statement on Form S-3 (Registration No. 333-48554) of Pollution Research and Control Corp. dated November 9, 2000.)

10.230 Option to Purchase 8,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Sean Rose; Option Agreement, dated as of June 24, 2000, between Pollution Research and Control Corp. and Sean Rose. (Incorporated herein by reference to Exhibit
               4.44 to the Registration Statement on Form S-3 (Registration No. 333-48554) of Pollution Research and Control Corp. dated November 9, 2000.)

10.231 Warrant to Purchase 250,000 Shares of Common Stock of Pollution Research and Control Corp. from October 20,2000. Void after 5:00 P.M. Los Angeles Time, on October 20, 2003, issued to East West Network Group Co. (Incorporated herein by reference to Exhibit
               4.45 to the Registration Statement on Form S-3 (Registration No. 333-48554) of Pollution Research and Control Corp. dated November 9, 2000.)

10.232 Investor Relations Agreement Made by and between Pollution Research and Control Corp. and East West Network Group dated October 20, 2000. (Incorporated herein by reference to Exhibit
               4.46 to the Registration Statement on Form S-3 (Registration No. 333-48554) of Pollution Research and Control Corp. dated November 9, 2000.)

10.233 Stock Purchase Warrant to Purchase 60,000 Shares of Common Stock of Pollution Research and Control Corp., issued to IIG Equities Opportunities Fund Ltd. (Incorporated herein by reference to Exhibit 4.47 to the Registration Statement on Form S-3 (Registration No. 333-55276) dated February 2, 2001.)

10.234 Option to Purchase 100,000 Shares of Common Stock of Pollution Research and Control Corp. from December 22, 2000. Void after 5:00 P.M. Los Angeles Time, on December 21, 2003, issued to Steven Sion. (Incorporated herein by reference to Exhibit 4.48 to the Registration Statement on Form S-3 (Registration No. 333-55276) dated February 2, 2001.)

10.235 Consulting Agreement dated January 4, 2001, between Pollution Research and Control Corp. and Silverline Partners, Inc. (Incorporated herein by reference to Exhibit 4.49 to the Registration Statement on Form S-3 (Registration No. 333-55276) dated February 2, 2001.)

10.236 $500,000 Face Amount 12% Subordinated Convertible Debenture due February 22, 2001, granted to Brittanica Associates Limited. (Incorporated herein by reference to Exhibit 4.50 to the Registration Statement on Form S-3 (Registration No. 333-55276) dated February 2, 2001.)

10.237* Promissory Note between Pollution Research and Control Corp. and Delta Capital dated June 7, 2000.

10.238*        Employees Stock Option Plan dated June 29, 2000.

10.239* Stock Purchase Warrant to Purchase 21,900 Shares of Common Stock of Pollution Research and Control Corp. issued to Astor Capital; Stock Purchase Warrant dated as of June 17, 2000 between Pollution Research and Control Corp. and Astor Capital.

10.240* Stock Purchase Warrant to Purchase 6,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Chris Briggs; Stock Purchase Warrant dated as of June 17, 2000 between Pollution Research and Control Corp. and Chris Briggs.

10.241* Stock Purchase Warrant to Purchase 15,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Joseph Chazanow; Stock Purchase Warrant dated as of June 17, 2000 between Pollution Research and Control Corp. and Christopher Chazanow

10.242* Stock Purchase Warrant to Purchase 4,500 Shares of Common Stock of Pollution Research and Control Corp. issued to Christopher Mehringer; Stock Purchase Warrant dated as of June 17, 2000 between Pollution Research and Control Corp. and Christopher Mehringer.

10.243* Stock Purchase Warrant to Purchase 1,500 Shares of Common Stock of Pollution Research and Control Corp. issued to Cristobal Garcia; Stock Purchase Warrant dated as of June 17, 2000 between Pollution Research and Control Corp. and Cristobal Garcia.

10.244* Stock Purchase Warrant to Purchase 9,000 Shares of Common Stock of Pollution Research and Control Corp. issued to George T. Heisel, Jr; Stock Purchase Warrant dated as of June 17, 2000 between Pollution Research and Control Corp. and George T. Heisel, Jr.

10.245* Stock Purchase Warrant to Purchase 6,000 Shares of Common Stock of Pollution Research and Control Corp. issued to JRT Holdings; Stock Purchase Warrant dated as of June 17, 2000 between Pollution Research and Control Corp. and JRT Holdings.

10.246* Stock Purchase Warrant to Purchase 7,500 Shares of Common Stock of Pollution Research and Control Corp. issued to Robert Del Guercio; Stock Purchase Warrant dated as of June 17, 2000 between Pollution Research and Control Corp. and Robert Del Guercio.

10.247* Stock Option Agreement to Purchase 4,480 Shares of Common Stock of Pollution Research and Control Corp. issued to Imelda Facundo dated as of June 29, 2000.

10.248* Promissory Note dated June 29, 2000 from Imelda Facundo to Pollution Research and Control Corp.

10.249* Stock Pledge Agreement dated June 29, 2000 between Imelda Facundo and Pollution Research and Control Corp.

10.250* Stock Option Agreement to Purchase 6,428 Shares of Common Stock of Pollution Research and Control Corp. issued to Luz Rendon dated as of June 29, 2000.

10.251* Promissory Note dated June 29, 2000 from Luz Rendon to Pollution Research and Control Corp.

10.252* Stock Pledge Agreement dated June 29, 2000 between Luz Rendon and Pollution Research and Control Corp.

10.253* Stock Option Agreement to Purchase 22,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Roger Jordan dated as of June 29, 2000.

10.254* Promissory Note dated June 29, 2000 from Roger Jordan to Pollution Research and Control Corp.

10.255* Stock Pledge Agreement dated June 29, 2000 between Roger Jordan and Pollution Research and Control Corp.

10.256* Stock Option Agreement to Purchase 6,428 Shares of Common Stock of Pollution Research and Control Corp. issued to Carlos Pineda dated as of June 29, 2000.

10.257* Promissory Note dated June 29, 2000 from Carlos Pineda to Pollution Research and Control Corp.

10.258* Stock Pledge Agreement dated June 29, 2000 between Carlos Pineda and Pollution Research and Control Corp.

10.259* Stock Option Agreement to Purchase 6,428 Shares of Common Stock of Pollution Research and Control Corp. issued to Ilija Sakota dated as of June 29, 2000.

10.260* Promissory Note dated June 29, 2000 from Ilija Sakota to Pollution Research and Control Corp.

10.261* Stock Pledge Agreement dated June 29, 2000 between Ilija Sakota and Pollution Research and Control Corp.

10.262* Stock Option Agreement to Purchase 7,347 Shares of Common Stock of Pollution Research and Control Corp. issued to Robert Basa dated as of June 29, 2000.

10.263* Promissory Note dated June 29, 2000 from Robert Basa to Pollution Research and Control Corp.

10.264* Stock Pledge Agreement dated June 29, 2000 between Robert Basa and Pollution Research and Control Corp.

10.265* Stock Option Agreement to Purchase 10,142 Shares of Common Stock of Pollution Research and Control Corp. issued to Jennifer Jauregui dated as of June 29, 2000.

10.266* Promissory Note dated June 29, 2000 from Jennifer Jauregui to Pollution Research and Control Corp.

10.267* Stock Pledge Agreement dated June 29, 2000 between Jennifer Jauregui and Pollution Research and Control Corp.

10.268* Stock Option Agreement to Purchase 5,600 Shares of Common Stock of Pollution Research and Control Corp. issued to Aramis Markarovanes dated as of June 29, 2000.

10.269* Promissory Note dated June 29, 2000 from Aramis Markarovanes to Pollution Research and Control Corp.

10.270* Stock Pledge Agreement dated June 29, 2000 between Aramis Markarovanes and Pollution Research and Control Corp.

10.271* Stock Option Agreement to Purchase 9,000 Shares of Common Stock of Pollution Research and Control Corp. issued to Minda Basa dated as of June 29, 2000.

10.272* Promissory Note dated June 29, 2000 from Minda Basa to Pollution Research and Control Corp.

10.273* Stock Pledge Agreement dated June 29, 2000 between Minda Basa and Pollution Research and Control Corp.

10.274* Stock Option Agreement to Purchase 32,144 Shares of Common Stock of Pollution Research and Control Corp. issued to Vincente Tio dated as of June 29, 2000.

10.275* Promissory Note dated June 29, 2000 from Vincente Tio to Pollution Research and Control Corp.

10.276* Stock Pledge Agreement dated June 29, 2000 between Vincente Tio and Pollution Research and Control Corp.

10.277* Stock Option Agreement to Purchase 4,592 Shares of Common Stock of Pollution Research and Control Corp. issued to Ken Luong dated as of June 29, 2000.

10.278* Promissory Note dated June 29, 2000 from Ken Luong to Pollution Research and Control Corp.

10.279* Stock Pledge Agreement dated June 29, 2000 between Ken Luong and Pollution Research and Control Corp.

10.280* Stock Option Agreement to Purchase 4,592 Shares of Common Stock of Pollution Research and Control Corp. issued to Eliud Martinez dated as of June 29, 2000.

10.281* Promissory Note dated June 29, 2000 from Eliud Martinez to Pollution Research and Control Corp.

10.282* Stock Pledge Agreement dated June 29, 2000 between Eliud Martinez and Pollution Research and Control Corp.

10.283* Stock Option Agreement to Purchase 4,592 Shares of Common Stock of Pollution Research and Control Corp. issued to Joe Martin dated as of June 29, 2000.

10.284* Promissory Note dated June 29, 2000 from Joe Martin to Pollution Research and Control Corp.

10.285* Stock Pledge Agreement dated June 29, 2000 between Joe Martin and Pollution Research and Control Corp.

10.286* Stock Option Agreement to Purchase 4,592 Shares of Common Stock of Pollution Research and Control Corp. issued to Thuan Chau dated as of June 29, 2000.

10.287* Promissory Note dated June 29, 2000 from Thuan Chau to Pollution Research and Control Corp.

10.288* Stock Pledge Agreement dated June 29, 2000 between Thuan Chau and Pollution Research and Control Corp.

10.289* Stock Option Agreement to Purchase 4,592 Shares of Common Stock of Pollution Research and Control Corp. issued to Joey Baris dated as of June 29, 2000.

10.290* Promissory Note dated June 29, 2000 from Joey Baris to Pollution Research and Control Corp.

10.291* Stock Pledge Agreement dated June 29, 2000 between Joey Baris and Pollution Research and Control Corp.

10.292* Stock Option Agreement to Purchase 5,510 Shares of Common Stock of Pollution Research and Control Corp. issued to Joe Macias dated as of June 29, 2000.

10.293* Promissory Note dated June 29, 2000 from Joe Macias to Pollution Research and Control Corp.

10.294* Stock Pledge Agreement dated June 29, 2000 between Joe Macias and Pollution Research and Control Corp.

10.295* Stock Option Agreement to Purchase 5,510 Shares of Common Stock of Pollution Research and Control Corp. issued to Jose Argueta dated as of June 29, 2000.

10.296* Promissory Note dated June 29, 2000 from Jose Argueta to Pollution Research and Control Corp.

10.297* Stock Pledge Agreement dated June 29, 2000 between Jose Argueta and Pollution Research and Control Corp.

10.298* Stock Option Agreement to Purchase 6,423 Shares of Common Stock of Pollution Research and Control Corp. issued to Jimmy Luu dated as of June 29, 2000.

10.299* Promissory Note dated June 29, 2000 from Jimmy Luu to Pollution Research and Control Corp.

10.300* Stock Pledge Agreement dated June 29, 2000 between Jimmy Luu and Pollution Research and Control Corp.

10.301* Stock Option Agreement to Purchase 3,673 Shares of Common Stock of Pollution Research and Control Corp. issued to Anthony Graber dated as of June 29, 2000.

10.302* Promissory Note dated June 29, 2000 from Anthony Graber to Pollution Research and Control Corp.

10.303* Stock Pledge Agreement dated June 29, 2000 between Anthony Graber and Pollution Research and Control Corp.

10.304* Stock Option Agreement to Purchase 3,673 Shares of Common Stock of Pollution Research and Control Corp. issued to Hovannes Nalbandyan dated as of June 29, 2000.

10.305* Promissory Note dated June 29, 2000 from Hovannes Nalbandyan to Pollution Research and Control Corp.

10.306* Stock Pledge Agreement dated June 29, 2000 between Hovannes Nalbandyan and Pollution Research and Control Corp.

10.307* Stock Option Agreement to Purchase 7,806 Shares of Common Stock of Pollution Research and Control Corp. issued to Dennis Molina dated as of June 29, 2000.

10.308* Promissory Note dated June 29, 2000 from Dennus Molina to Pollution Research and Control Corp.

10.309* Stock Pledge Agreement dated June 29, 2000 between Dennis Molina and Pollution Research and Control Corp.

10.310* Stock Option Agreement to Purchase 4,224 Shares of Common Stock of Pollution Research and Control Corp. issued to Veronica Boone dated as of June 29, 2000.

10.311* Promissory Note dated June 29, 2000 from Veronica Boone to Pollution Research and Control Corp.

10.312* Stock Pledge Agreement dated June 29, 2000 between Veronica Boone and Pollution Research and Control Corp.

10.313* Stock Option Agreement to Purchase 4,592 Shares of Common Stock of Pollution Research and Control Corp. issued to Lucy Marquez dated as of June 29, 2000.

10.314* Promissory Note dated June 29, 2000 from Lucy Marquez to Pollution Research and Control Corp.

10.315* Stock Pledge Agreement dated June 29, 2000 between Lucy Marquez and Pollution Research and Control Corp.

10.316* Stock Option Agreement to Purchase 10,102 Shares of Common Stock of Pollution Research and Control Corp. issued to Eric Lai dated as of June 29, 2000.

10.317* Promissory Note dated June 29, 2000 from Eric Lai to Pollution Research and Control Corp.

10.318* Stock Pledge Agreement dated June 29, 2000 between Eric Lai and Pollution Research and Control Corp.

10.319* Option Agreement to Purchase 5,051 Shares of Common Stock of Pollution Research and Control Corp. issued to Rich Tobin dated as of June 29, 2000.

10.320* Promissory Note dated June 29, 2000 from Rich Tobin to Pollution Research and Control Corp.

10.321* Stock Pledge Agreement dated June 29, 2000 between Rich Tobin and Pollution Research and Control Corp.

10.322* Stock Option Agreement to Purchase 174,160 Shares of Common Stock of Pollution Research and Control Corp. issued to Albert E. Gosselin dated as of June 29, 2000.

10.323* Promissory Note dated June 29, 2000 from Albert E. Gosselin to Pollution Research and Control Corp.

10.324*        Stock Pledge Agreement dated June 29, 2000 between Albert E.
               Gosselin and Pollution Research and Control Corp.

10.325* Stock Option Agreement to Purchase 98,528 Shares of Common Stock of Pollution Research and Control Corp. issued to Cindy Gosselin dated as of June 29, 2000.

10.326* Promissory Note dated June 29, 2000 from Cindy Gosselin to Pollution Research and Control Corp.

10.327* Stock Pledge Agreement dated June 29, 2000 between Cindy Gosselin and Pollution Research and Control Corp.

10.328* Stock Option Agreement to Purchase 105,280 Shares of Common Stock of Pollution Research and Control Corp. issued to Marcia Smith dated as of June 29, 2000.

10.329* Promissory Note dated June 29, 2000 from Marcia Smith to Pollution Research and Control Corp.

10.330* Stock Pledge Agreement dated June 29, 2000 between Marcia Smith and Pollution Research and Control Corp.

10.331* Stock Option Agreement to Purchase 24,640 Shares of Common Stock of Pollution Research and Control Corp. issued to Robert Klein dated as of June 29, 2000.

10.332* Promissory Note dated June 29, 2000 from Robert Klein to Pollution Research and Control Corp.

10.333* Stock Pledge Agreement dated June 29, 2000 between Robert Klein and Pollution Research and Control Corp.


10.334* Stock Option Agreement to Purchase 22,900 Shares of Common Stock of Pollution Research and Control Corp. issued to Prisciliano Flores dated as of June 29, 2000.

10.335* Promissory Note dated June 29, 2000 from Prisciliano Flores to Pollution Research and Control Corp.

10.336* Stock Pledge Agreement dated June 29, 2000 between Prisciliano Flores and Pollution Research and Control Corp.

10.337* Stock Option Agreement to Purchase 87,248 Shares of Common Stock of Pollution Research and Control Corp. issued to Barbara L. Gosselin dated as of June 29, 2000.

10.338* Promissory Note dated June 29, 2000 from Barbara L. Gosselin to Pollution Research and Control Corp.

10.339*        Stock Pledge Agreement dated June 29, 2000 between Barbara L.
               Gosselin and Pollution Research and Control Corp.

10.340* Stock Option Agreement to Purchase 50,512 Shares of Common Stock of Pollution Research and Control Corp. issued to Anthony Reneau dated as of June 29, 2000.

10.341* Promissory Note dated June 29, 2000 from Anthony Reneau to Pollution Research and Control Corp.

10.342* Stock Pledge Agreement dated June 29, 2000 between Anthony Reneau and Pollution Research and Control Corp.

10.343*        Stock Option Agreement to Purchase 55,105 Shares of
               Common Stock of Pollution Research and Control Corp. issued to Paz Laroya dated as of June 29, 2000.

10.344* Promissory Note dated June 29, 2000 from Paz Laroya to Pollution Research and Control Corp.

10.345* Stock Pledge Agreement dated June 29, 2000 between Paz Laroya and Pollution Research and Control Corp.

10.346* Stock Option Agreement to Purchase 13,776 Shares of Common Stock of Pollution Research and Control Corp. issued to Fernando Galang dated as of June 29, 2000.

10.347* Promissory Note dated June 29, 2000 from Fernando Galang to Pollution Research and Control Corp.

10.348* Stock Pledge Agreement dated June 29, 2000 between Fernando Galang and Pollution Research and Control Corp.

10.349* Stock Option Agreement to Purchase 6,428 Shares of Common Stock of Pollution Research and Control Corp. issued to Domingo Diaz dated as of June 29, 2000.

10.350* Promissory Note dated June 29, 2000 from Domingo Diaz to Pollution Research and Control Corp.

10.351* Stock Pledge Agreement dated June 29, 2000 between Domingo Diaz and Pollution Research and Control Corp.

10.352* Stock Option Agreement to Purchase 11,902 Shares of Common Stock of Pollution Research and Control Corp. issued to Mike Hamden dated as of June 29, 2000.

10.353* Promissory Note dated June 29, 2000 from Mike Hamdan to Pollution Research and Control Corp.

10.354* Stock Pledge Agreement dated June 29, 2000 between Mike Hamdan and Pollution Research and Control Corp.

10.355* Promissory Note dated February 23, 2001 from Pollution Research and Control Corp. to Steven Sion at 12% interest per annum, due March 23, 2001.

10.356*        Consulting Agreement between Pollution Research and Control Corp.
               and Silverline Partners, Inc. dated January 4, 2001.

10.357* Promissory Note dated December 22, 2000 from Pollution Research and Control Corp. to Steven Sion @ 12% interest per annum.

10.358* Memorandum of Understanding and Consulting Agreement between Pollution Research and Control Corp. and Steven Sion dated February 2, 2001.

10.359* 9% Convertible Debenture Due July 17, 2001 between Pollution Research and Control Corp. and IIG Equities.

10.360* 9% Convertible Debenture Due July 17, 2001 between Pollution Research and Control Corp. and Chris Briggs.

10.361* 9% Convertible Debenture Due July 17, 2001 between Pollution Research and Control Corp. and JRT Holdings.

10.362* 9% Convertible Debenture Due July 17, 2001 between Pollution Research and Control Corp. and Cristobal Garcia.

10.363* 9% Convertible Debenture Due July 17, 2001 between Pollution Research and Control Corp. and George T. Heisel, Jr.

10.364* 9% Convertible Debenture Due July 17, 2001 between Pollution Research and Control Corp. and Christopher Mehringer.

10.365* 9% Convertible Debenture Due July 17, 2001 between Pollution Research and Control Corp. and Robert Del Guercio.

10.366* 9% Convertible Debenture Due July 17, 2001 between Pollution Research and Control Corp. and Joseph Chazanow.

10.367* Agreement dated March 20, 2001, between Pollution Research and Control Corp. and Astor Capital.

10.368* Joint Venture Contract between Shenyang Dongyu Group Co. Ltd. and Dasibi Environmental Corp. dated September 6, 2000.

21*            List of Subsidiaries.

*Filed Herewith