Form 10QSB
period 2001-03-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2001-05-14
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended March 31, 2001

{  } Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act

For the Transition Period from _____________ to ______________

Commission file Number 0-14266

                      POLLUTION RESEARCH AND CONTROL CORP.
         ---------------------------------------------------------------
        (Exact Name of Small Business issuer as Specified in its Charter)

           California                                          95-2746949
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                  506 Paula Avenue, Glendale, California 91201
                     --------------------------------------
                    (Address of Principal Executive Offices)

Check whether the Small Business Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X  No
   -----  -----

State the number of shares outstanding of each of the issuer's classes of common stock equity as of the latest practicable date:


         Class                     Date              No. of Shares Outstanding
         -----                     ----              -------------------------
         Common                May 10, 2001                  5,916,752

Traditional Small Business Disclosure Format (check one):
Yes  X  No
   -----  -----

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-QSB
                    For the Three Months Ended March 31, 2001

                                TABLE OF CONTENTS

                                                                            Page

Part I   Financial Information

         Item 1.  Financial Statements:

                          Consolidated Balance Sheet                          3
                          Consolidated Statement of Operations                5
                          Consolidated Statement of Shareholders' Equity      6
                          Consolidated Statement of Cash Flows                7
                          Notes to Financial Statements                       8

         Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations       9

Part II  Other Information

         Item 1            Legal Proceedings                                 11
         Item 6            Reports on Form 8-K                               11

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)

                                                                         As of
                                                                       03/31/01
                                                                      ----------
CURRENT ASSETS

         Cash                                                         $  493,875

         Accounts receivable, trade, less allowance for doubtful         206,074
         accounts of $35,504

         Inventories (Note 2)                                          2,330,708

         Prepaid consulting fees (Note 4)                                535,068

         Other current assets                                            112,279
                                                                      ----------
         TOTAL CURRENT ASSETS                                          3,678,004
                                                                      ----------
PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS,  net                                                        71,154
                                                                      ----------
OTHER ASSETS

         Investment in joint venture                                     600,000

         Accounts receivable, related party                              203,937

         Deferred tax asset, net                                       3,387,000

         Other intangible assets                                          23,509

         Other assets                                                     12,140
                                                                      ----------
         TOTAL OTHER ASSETS                                            4,226,586
                                                                      ----------
TOTAL ASSETS                                                          $7,975,744
                                                                      ==========


See accompanying notes to financial statements                                3

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                      As of
CURRENT LIABILITIES                                                  03/31/01
                                                                   ------------
         Notes payable  and convertible debt                       $  1,415,000

         Note payable, bank (Note 3)                                    431,021

         Accounts payable                                               186,269

         Accrued liabilities                                            286,149
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             2,318,439
                                                                   ------------
DEFERRED RENT                                                            25,434
                                                                   ------------
LONG-TERM DEBT                                                        1,275,000
                                                                   ------------
SHAREHOLDERS' EQUITY: (Note 4)

         Common Stock, no par value; 30,000,000 shares
         authorized.  5,916,752 issued and outstanding               11,269,076
         Addition paid in capital                                     2,216,505
         Employee stock plan receivable                              (1,668,600)
         Accumulated deficit                                         (7,460,110)
                                                                   ------------
         TOTAL SHAREHOLDERS' EQUITY                                   4,356,871
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  7,975,744
                                                                   ============


See accompanying notes to financial statements                                4



                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                 Three Months
                                                                Ended March 31,
                                                         --------------------------
                                                             2001           2000
                                                         -----------    -----------
Net Revenues                                             $   694,358    $   428,372

Cost of goods sold                                           467,262        394,970
                                                         -----------    -----------
         Gross profit                                        227,096         33,402
                                                         -----------    -----------
Operating expenses:
         Selling, general and administrative expenses        616,065        686,053
         Research and development                              7,590          1,405
                                                         -----------    -----------
                  Total operating expenses                   623,655        687,458
                                                         -----------    -----------
         Loss from operations                               (396,559)      (654,056)
                                                         -----------    -----------
Other Income (Expense)
         Amortization of loan fees                          (242,355)          --
         Interest expense                                    (78,528)       (86,046)
         Interest and other income                              --              261
                                                         -----------    -----------
Net Other Income (Expense)                                  (320,883)       (85,785)
                                                         -----------    -----------
Loss Before Income Taxes                                    (717,442)      (739,841)
Provision for income taxes                                      --             --
                                                         -----------    -----------
Net Income (loss)                                        $  (717,442)   $  (739,841)
                                                         ===========    ===========
Earnings per share
         Net Income (loss) per share-basic and diluted   $      (.14)   $      (.20)
                                                         ===========    ===========

Weighted Average Number of Shares Outstanding              5,282,308      3,721,018
                                                         ===========    ===========


See accompanying notes to financial statements                                    5




                                     POLLUTION RESEARCH AND CONTROL CORP AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     For the Three Months Ended March 31, 2001 (Unaudited)

                                                                  Additional       Employee                         Total
                                          Common Stock              Paid In       Stock Plan      Accumulated    Shareholders'
                                    Shares           Amount         Capital       Receivable       (Deficit)        Equity
                                    ------           ------         -------       ----------       ---------        ------
Balance 12/31/00                   5,116,752       $10,269,076    $2,216,505     $(1,667,400)    $(6,742,668)    $ 4,075,513

Exercise of Warrants                 100,000            50,000                                                        50,000

Stock issued for                     700,000           700,000                                                       700,000
consulting services

Unissued Common                                        250,000                                                       250,000
Stock

Buyout and redis-                                                                     (1,200)                         (1,200)
tribution of
employee stock

Net Loss                                --                --             --             --          (717,442)       (717,442)
                                 -----------       -----------    -----------    -----------     -----------     -----------
Balance 03/31/01                   5,916,752       $11,269,076     $2,216,505    $(1,668,600)    $(7,460.110)    $ 4,356,871


See accompanying notes to financial statements                                                                              6


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months
                                                               Ended March 31
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                               $(717,442)   $(739,841)
Adjustments to reconcile net income to net cash
         used for operating activities:
         Depreciation and amortization                     248,580       65,795
         Amortization of Consulting Fee                    164,932         --
         Deferred rent                                      (3,634)      (3,634)
Changes in operating assets and liabilities:
         Accounts receivable, trade, net                    20,348      713,715
         Inventories                                      (108,872)    (157,364)
         Other current assets                               (2,190)      (3,997)
         Accounts payable                                  (28,247)     (96,979)
         Accrued liabilities                               (31,727)     (61,512)
                                                         ---------    ---------
Cash flows (used) by operating activities                 (458,252)    (283,817)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Loan fees                                            --        (50,000)
                                                         ---------    ---------
         Cash flows (used) by investing activities            --        (50,000)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock            300,000      404,406
         Advances on notes payable                          50,000      575,000
         Repayments of debt                                   --
                                                                       (200,000)
         Employee stock plan receivable                     (1,200)        --
         Advances under letter of credit                   431,021         --
                                                         ---------    ---------

         Cash flows provided by financing activities       779,821      779,406
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH                            321,569      445,589
CASH AT BEGINNING OF PERIOD                                172,306      214,206
                                                         ---------    ---------
CASH AT END OF PERIOD                                    $ 493,875    $ 659,795
                                                         =========    =========
Non Cash Transactions:
         The Company paid $700,000 for prepaid consulting fees by the issuance of stock.

Supplemental Disclosure:
         Cash paid for:
                         Interest                        $  59,819    $  84,608
                         Taxes                           $    --      $    --


See accompanying notes to financial statements                                7

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared by us in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information furnished by us reflects all material adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary to a fair presentation of the financial statements for the period presented. Interim results are not necessarily indicative of the results of operations for the full year.

The financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000.

2.       Inventories:

Inventories at March 31, 2001 consisted of the following:

                              Raw Materials      $1,030,825
                              Work-in-Progress      468,912
                              Finished Goods        830,971
                                                 ----------
                                                 $2,330,708
                                                 ==========

3.       Note Payable, Bank

In February 2001 we received a letter of credit from our joint venture to buy $600,000 in "parts to build" air pollution instruments in China. Through the efforts of World Trade Finance, we were able to borrow $450,000 on the order. This loan is payable with monthly interest at a rate of 11.50%, and principal is repaid out of shipment. $450,000 of parts were shipped in the middle of April 2001.

4.       Shareholders' Equity:

On January 25, 2001, we issued 700,000 shares of stock under a one-year consulting agreement. The value of these shares of $700,000 is being amortized as consulting expense over the term of the agreement. At March 31, 2001 $535,068 remains as prepaid consulting fees.

Item 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We design, manufacture and market automated continuous monitoring instruments used to detect and measure various types of air pollution through our wholly-owned subsidiary, Dasibi Environmental Corp., and, since January 1998 we have focused our business primarily on the air pollution market of the People's Republic of China.

We have experienced operating losses during quarters in which no product was shipped to China due to high staffing and related financing expenses toward maintaining a consistent quality control and manufacturing schedule. The 1999 Phase 1 contract for $5.2 million was essentially completed in a five month schedule ending November 1999. Except for that period, the past three years, including this current quarter, have experienced insufficient revenue to offset our level of staffing and its level of related expenses.

Our future operating results may be affected by a number of important factors, including but not limited to our ability to obtain further contracts from China; uncertainties relative to global economic conditions and political stability, industry factors, the availability and cost of components; our ability to develop, manufacture and sell our products profitably. In April 2000 we signed a $13.5 million agreement (the Phase II "China Contract"). In December 2000 our board of directors approved a joint venture to manufacture our product in China.

A contract to provide air monitoring networks for cities in China under U.S. Export-Import financing requires a "letter of mandate" from the China bank, which in turn requires China bank credit approval of the cities involved. In the 1998 Phase I contract this approval required approximately six months for eleven cities. In the 2000 Phase II contract, 32 cities are involved. As of April 30, 2001, 27 cities have been approved. Indication from the China side is that a July 2001 project start date is their goal. This start date is critical for us to generate "steady stream" revenues to justify staffing levels and more importantly, eliminate on-going expensive financing requirements. For us to be profitable for 2001, the Phase II project must begin in the third quarter of the current year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 ("2001") Compared to Three Months Ended March 31, 2000 ("2000")

Net revenues for 2001 were $694,358 which represented an increase of $265,986, or 62% over 2000 net revenue of $428,372. The increase was not significant as it represents normal historical revenue per quarter for the past four years. The first quarter 2000 revenue was below normal.

Gross profit was $227,096 for 2001, an increase of $193,694 from $33,402 for 2000. The gross profit percentage was 32% in 2001, an increase from 8% in 2000. The increase in the gross profit percentage was primarily attributable to a return to a reasonable profit level.

Selling, general and administrative expenses (SG&A) were $616,065, or 89% of sales for 2001, a decrease of $69,988 from $686,053 in 2000. The decrease in SG&A was principally due to a decrease in commissions and other expenses relating to dormant activity in China sales.

During the three months ended March 31, 2001 charges related to amortization of loan fees and interest amounted to $320,883. The same period in 2000 did not include this accounting charge for amortization of loan fees.

As a result of the foregoing factors we incurred a loss of $717,442 during the three months ended March 31, 2001 as compared to a loss of $739,841 during the three months ended March 31, 2000.

Liquidity and Capital Resources

We have historically financed our growth and cash needs primarily through borrowings, and the public and private sales of our securities. The low market value of our securities and our unstable operating performance have severely restricted our access to capital, and when capital has been obtained it has been necessarily costly due to high interest costs and related loan fees.

Net cash used in operating activities increased $174,435 in the three months ended March 31, 2000 as compared to March 31, 2000 due to increased inventory purchases. The cash level decreased in the same period by $165,920 primarily due to a decrease in new financing activities.

Working capital was $1,359,565 at March 31, 2001.

An escrow which began October 19, 2000 intended to increase our working capital level failed to close. During the first quarter of 2001 we entered into a similar net funding escrow with a different unaffiliated corporation as in October, 2000. The escrow has been structured to avoid anti-dilution provisions of convertible bond holders who have again agreed to "pay-off" terms. The escrow is arranged in stages of which the first is release of working capital to us. At this date $250,000 has been released to us. Subsequent stages involve equity exchange to be negotiated so that a minimum common share price of $1.15 per share is maintained. Depending on valuation of asset acquisition in the escrow a possible minimum share value of approximately 97 cents per share may be realized. At this time no formal escrow agreements are in effect. Advances to date are non-refundable and a completion of escrow is not expected before June 1, 2001. A maximum dilutive effect to our company is expected to be in the order of 15% to 17%.

Inflation

We believe that inflation has not had a material impact on our business.

Seasonality

We do not believe that our business is seasonal.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Not applicable

         (b) We did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            POLLUTION RESEARCH AND CONTROL CORP.
                                                        (Registrant)



Date:  May 10, 2001                         By:  /s/  Albert E. Gosselin
                                               --------------------------------
                                                      Albert E. Gosselin, Jr.,
                                                      President and
                                                      Chief Executive Officer

Date:  May 10, 2001                         By:  /s/  Donald Ford
                                               --------------------------------
                                                      Donald Ford
                                                      Chief Financial Officer