Form 10QSB
period 2001-06-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2001-08-14
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended June 30, 2001
                               -------------

{ } Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Transition Period from _____________ to ______________

Commission file Number 0-14266
                      --------

                      POLLUTION RESEARCH AND CONTROL CORP.
         ---------------------------------------------------------------
        (Exact Name of Small Business issuer as Specified in its Charter)

           California                                            95-2746949
 ------------------------------                            --------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification Number)

                  506 Paula Avenue, Glendale, California 91201
                     --------------------------------------
                     Address of Principal Executive Offices

Check whether the Small Business Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X  No
   -----  -----

State the number of shares outstanding of each of the issuer's classes of common stock equity as of the latest practicable date:


         Class                     Date                No. of Shares Outstanding
         -----                 --------------          -------------------------
         Common                August 3, 2001                5,916,752
                                                             ---------

Traditional Small Business Disclosure Format (check one):

Yes  X  No
   -----  -----

                             .

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-QSB
                     For the Six Months Ended June 30, 2001

                                TABLE OF CONTENTS

                                                                           Page

Part I    Financial Information

          Item 1.  Financial Statements:

                   Consolidated Balance Sheet                                3
                   Consolidated Statement of Operations                      5
                   Consolidated Statement of Shareholders' Equity            7
                   Consolidated Statement of Cash Flows                      8
                   Notes to Financial Statements                             9

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             10

Part II   Other Information

          Item 1   Legal Proceedings                                         13
          Item 6   Reports on Form 8-K                                       13

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)

                                                                        As of
                                                                       06/30/01
                                                                      ----------
CURRENT ASSETS

         Cash                                                         $  287,196

         Accounts receivable, trade, less allowance for doubtful         396,275
         accounts of $35,504

         Inventories (Note 2)                                          2,510,708

         Inventory held by joint venture                                 500,000

         Prepaid consulting fees (Note 4)                                360,068

         Other current assets                                             38,675
                                                                      ----------

         TOTAL CURRENT ASSETS                                          4,092,922
                                                                      ----------

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS,  net                                                        64,929
                                                                      ----------

OTHER ASSETS

         Investment in joint venture                                     485,421

         Accounts receivable, related party                              203,937

         Deferred tax asset, net                                       3,387,000

         Other intangible assets                                          23,509

         Other assets                                                     12,140
                                                                      ----------

         TOTAL OTHER ASSETS                                            4,112,007
                                                                      ----------

TOTAL ASSETS                                                          $8,269,858
                                                                      ==========


                 See accompanying notes to financial statements

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                       As of
CURRENT LIABILITIES                                                   06/30/01
                                                                    -----------

         Notes payable  and convertible debt                        $ 2,790,000

         Note payable, bank (Note 3)                                    350,000

         Accounts payable                                               901,897

         Accrued liabilities                                            354,190

         Deferred revenue                                               550,000
                                                                    -----------

TOTAL CURRENT LIABILITIES                                             4,946,087
                                                                    -----------

DEFERRED RENT                                                            21,800
                                                                    -----------

LONG-TERM DEBT                                                             --
                                                                    -----------

SHAREHOLDERS' EQUITY: (Note 4)

         Common Stock, no par value; 30,000,000 shares
         authorized.  5,916,752 issued and outstanding               11,319,076
         Addition paid in capital                                     2,275,705
         Treasury stock                                              (1,680,000)
         Accumulated deficit                                         (8,612,810)
                                                                    -----------

         TOTAL SHAREHOLDERS' EQUITY                                   3,301,971
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 8,269,858
                                                                    ===========


                 See accompanying notes to financial statements



                        CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)


                                                                Three Months
                                                               Ended June 30,
                                                               --------------
                                                            2001           2000
                                                         -----------    -----------
Net Revenues                                             $   350,573    $ 1,002,388

Cost of goods sold                                           524,561        780,517
                                                         -----------    -----------
         Gross profit                                       (173,988)       221,871
                                                         -----------    -----------
Operating expenses:
         Selling, general and administrative expenses        608,295        626,399
         Research and development                                599         22,393
                                                         -----------    -----------
                  Total operating expenses                   608,894        648,792
                                                         -----------    -----------
         Loss from operations                               (782,882)      (426,921)
                                                         -----------    -----------
Other Income (Expense)
         Amortization of loan fees                           (92,210)      (195,053)
         Interest expense                                   (163,029)       (39,967)
         Interest and other income                              --           15,000
                                                         -----------    -----------
Net Other Income (Expense)                                  (255,239)      (220,020)
                                                         -----------    -----------

Loss from unconsolidated joint venture                      (114,579)          --
                                                         -----------    -----------

Loss Before Income Taxes                                  (1,152,700)      (646,941)
Provision for income taxes                                      --             --
                                                         -----------    -----------

Net Income (loss)                                        $(1,152,700)   $  (646,941)
                                                         ===========    ===========
Earnings per share
         Net Income (loss) per share-basic and diluted   $      (.19)   $      (.15)
                                                         ===========    ===========

Weighted Average Number of Shares Outstanding              5,950,085      4,244,418
                                                         ===========    ===========


                   See accompanying notes to financial statements






                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                                Six Months
                                                              Ended June  30,
                                                           2001           2000
                                                        -----------    -----------
Net Revenues                                            $ 1,044,931    $ 1,430,760
Cost of goods sold                                          991,823      1,175,487
                                                        -----------    -----------
         Gross profit                                        53,108        255,273
                                                        -----------    -----------

Operating expenses:
         Selling, general and administrative expenses     1,224,360      1,312,452
         Research and development                             8,189         23,798
                                                        -----------    -----------
                  Total operating expenses                1,232,549      1,336,250
                                                        -----------    -----------
         Income (loss)  from operations                  (1,179,441)    (1,080,977)
Other Income (Expense)
         Amortization of loan fees                         (334,565)      (254,283)
         Interest Expense                                  (241,557)      (154,783)
         Other income (expense)                                --           15,261
                                                        -----------    -----------
         Net other income (expense)                        (576,122)      (393,805)
                                                        -----------    -----------

Loss on unconsolidated joint venture                       (114,579)          --
                                                        -----------    -----------

Income (loss)
         Before Income Taxes                             (1,870,142)    (1,474,782)
Provision for income taxes                                     --             --
                                                        -----------    -----------

Net Income (loss)                                       $(1,870,142)    (1,474,782)
                                                        ===========    ===========
Earnings per share
         Net Income (loss) per share - basic            $      (.29)   $      (.37)
                                                        ===========    ===========

Weighted Average Shares                                   6,456,196      3,986,074
                                                        ===========    ===========


                  See accompanying notes to financial statements






                                     POLLUTION RESEARCH AND CONTROL CORP AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       For the Six Months Ended June 30, 2001 (Unaudited)


                                                            Additional       Employee                                     Total
                                   Common Stock              Paid In        Stock Plan      Treasury     Accumulated   Shareholders'
                             Shares           Amount          Capital       Receivable       Stock        (Deficit)       Equity
                           -----------     -----------      -----------     -----------    ----------     -----------   ------------
Balance 12/31/00            5,116,752      $10,269,076      $ 2,216,505     $(1,667,400)    $    --       $(6,742,668)    4,075,513

Exercise of Warrants          200,000          100,000             --              --            --             --          100,000

Stock issued for              700,000          700,000             --              --            --             --          700,000
consulting services

Unissued Common                  --            250,000             --              --            --             --          250,000
Stock

Issuance of Warrants             --               --             59,200            --            --             --           59,200

Buyout of                        --               --               --            (12,600)        --             --          (12,600)
employee stock

Cancellation of              (840,000)            --               --          1,680,000     (1,680,000)        --            --
Employee Stock
Plan

Net Loss                         --               --               --               --           --        (1,870,142)   (1,870,142)
                          -----------      -----------      -----------      -----------    -----------   -----------    -----------

Balance 06/30/01            5,176,752      $11,319,076      $ 2,275,705      $      --      $(1,680,000)  $(8,612,810)   $3,301,971
                          ===========      ===========      ===========      ===========    ===========   ===========    ==========


                                        See accompanying notes to financial statements






                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                        Six Months
                                                                      Ended June 30
                                                                      -------------
                                                                   2001           2000
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                      $(1,870,142)   $(1,474,782)
Adjustments to reconcile net loss to net cash
         used for operating activities:
         Depreciation                                                12,450         12,287
         Amortization of loan fees                                  334,565        254,283
         Beneficial conversion feature of convertible debt             --           88,000
         Amortization of Consulting Fee                             339,932           --
         Loss from unconsolidated joint venture                     114,579           --
         Deferred rent                                               (7,267)        (7,267)
Changes in operating assets and liabilities:
         Accounts receivable, trade, net                           (169,855)       722,432
         Inventories                                               (288,872)      (134,364)
         Inventory held by joint venture                           (500,000)          --
         Other current assets                                        38,404        (82,340)
         Accounts payable                                           687,397        (51,463)
         Accrued liabilities                                         36,299       (132,222)
         Deferred revenue                                           550,000           --
                                                                -----------    -----------
Cash flows (used) by operating activities                          (722,510)      (805,436)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                     350,000        404,406
         Advances on notes payable                                  150,000        775,000
         Loan fees                                                     --          (50,000)
         Repayments of debt                                            --         (210,000)
         Employee stock plan receivable                             (12,600)          --
         Advances under letter of credit                            350,000           --
                                                                -----------    -----------

                  Cash flows provided by financing activities       837,400        919,406
                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH                                     114,890        113,970
CASH AT BEGINNING OF PERIOD                                         172,306        214,206
                                                                -----------    -----------
CASH AT END OF PERIOD                                           $   287,196    $   328,176
                                                                ===========    ===========

Non Cash Transactions:
    The Company paid $700,000 for prepaid consulting fees by the issuance of stock.

Supplemental Disclosure:
         Cash paid for:
                           Interest                             $   111,729    $   154,059
                           Taxes                                $      --      $      --


                       See accompanying notes to financial statements


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

2.   Inventories:

Inventories at June 30, 2001 consisted of the following:

                             Raw Materials     $ 1,190,160
                             Work-in-Progress      580,360
                             Finished Goods        740,188
                                               -----------
                                               $ 2,510,708
                                               ===========
3.   Note Payable, Bank

In February 2001 we received a letter of credit from our joint venture to buy $600,000 in "parts to build" air pollution instruments in China. Through the efforts of World Trade Finance, we were able to borrow $450,000 on the order. This loan is payable with monthly interest at a rate of 11.50%, and principal is repaid out of shipment. $550,000 of parts were shipped in the middle of April 2001 and this loan was repaid.

In June 2001, we obtained another loan for $350,000 which bears interest at Wall Street Journal Prime Rate + 3.0% p.a. and is due September 15, 2001 or upon collection under the assignment of letter of credit proceeds, whichever occurs earlier. This loan was against a letter of credit for instruments in China for a total of $490,000. The instruments were shipped on July 31, 2001.

4.   Shareholders' Equity:

On January 25, 2001, we issued 700,000 shares of stock under a one-year consulting agreement. The value of these shares of $700,000 is being amortized as consulting expense over the term of the agreement. At June 30, 2001 $360,068 remains as prepaid consulting fees.

During the second quarter, the employee stock plan was terminated and as a result, the 840,000 shares were put into treasury. The Company will return all monies deducted by payroll to all employees.

5.  Foreign Sales

The following table sets forth certain information regarding the Company's foreign sales for the six months ended June 30, 2001 and 2000:

                                                        Six months ended June 30
                                                        ------------------------
                                                           2001          2000
                                                        --------       ---------
Aggregate sales to unaffiliated foreign customers:

Europe and the United Kingdom                           $156,740       $   --
Asia and the Pacific Rim                                $783,700       $328,000

During the period ended June 2001 and 2000 one customer in China accounted for 75% and 23% of net sales.

6.  Deferred Revenue

Income and expenses not earned or incurred are recorded as deferred revenue. Sales to the 50% Joint Venture are not considered earned until shipped by the Joint Venture. Revenue will be recognized upon shipment of products.

7.  Joint Venture Financial Statement

The joint venture had the following activity for the period ended June 30, 2001:

           Revenue                                      $     --
           General and Administrative Expense              229,158
                                                        ----------
           Net Loss                                     $ (229,158)
                                                        ==========
           Dasibi's share of net loss (50%)             $ (114,579)
                                                        ==========


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

Our future operating results may be affected by a number of important factors, including but not limited to our ability to obtain further contracts from China, ability to obtain parts from vendors, uncertainties relative to global economic conditions and political stability, industry factors, the availability and cost of components, our ability to develop, manufacture and sell our products profitably. In April 2000 we signed a $13.5 million agreement (the Phase II "China Contract"). In December 2000 our board of directors approved a joint venture to manufacture our product in China.

A contract to provide air monitoring networks for cities in China under U.S. Export-Import financing requires a "letter of mandate" from the China bank, which in turn requires China bank credit approval of the cities involved. In the 1998 Phase I contract this approval required approximately six months for eleven cities. In the 2000 Phase II contract, 32 cities are involved. As of April 30, 2001, 27 cities have been approved. Current indication from the China side is that a October, 2001 project start date is their goal. This start date is critical for us to generate "steady stream" revenues to justify staffing levels and more importantly, eliminate on-going expensive financing requirements. For us to be profitable for 2001, the Phase II project should have started in the third quarter of the current year.

Our Company has been notified by NASDAQ that our share price of July 17, 2001 is below listing requirements and that we have 90 days to "cure".

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 ("2001") Compared to Three Months Ended June 30, 2000 ("2000")

Net revenues for 2001 were $350,573 which represented a decrease of $651,815, or 65% over 2000 net revenue of $1,002,388. The decrease was primarily due to a 40% decrease in core business sales and a lack of unit sales for China business. Sales of spare parts accounted for the major portion of gross income for the period.

Gross profit was ($173,988) for 2001, a decrease of $395,859 from $221,871 for 2000. The gross loss percentage was (50%) in 2001, a decrease from a 22% gross profit in 2000. The decrease in the gross profit percentage was primarily attributable to the dismantling of 21 completed units representing potential gross income of $1,500,000 and gross profit of approximately $600,000. The retrofitting for resale resulted in increased work in process labor costs.

Selling, general and administrative expenses (SG&A) were $608,295, or 174% of sales for 2001, a decrease of $18,104 from $626,399 in 2000. The decrease in SG&A was principally due to a decreased G&A burden and decreased sales effort.

During the three months ended June 30, 2001 charges related to amortization of loan fees and interest amounted to $255,239, an increase of $20,219 from $235,020 in 2000.

As a result of the foregoing factors we incurred a loss of $1,152,700 during the three months ended June 30, 2001 as compared to a loss of $646,941 during the three months ended June 30, 2000.

Six Months Ended June 30, 2001, versus Six Months Ended June 30, 2000

Net revenues decreased 27%% from $1,430,760 during the first half of 2000 to $1,044,931 during the first half of 2001. The decrease was primarily due to a decrease in core business sales and a lack of unit sales for China business.

Gross profit margin was 5% for the first half of 2001 versus 18% for the first half of 2000. Decrease in gross profit percentage remains primarily attributable to the additional labor expended to retrofit units for outside of China business. The retrofitting for resale outside of China was necessitated by the inability of Chinese cities to furnish fundable letters of credit or bank guarantees.

Selling, general and administrative expenses decreased $88,092, or 7% during the first half of 2001, versus the same period in 2000, primarily due to decreased G&A burden and decreased selling expenditures.

During the first six months of 2001 accounting charges related to amortization of loan fees and interest amounted to $576,122, an increase of $167,056, or 41% over the first six months of 2000.

As a result of the foregoing factors, the Company incurred a loss of $1,870,142 during the six months ended June 30, 2001 as compared to a loss of $1,474,782 during the six months ended June 30, 2000.

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

During the second quarter, we were requested by SEPA of China to provide, on an emergency basis, 21 single systems for 21 cities for shipment by May 10, 2001. It was realized that a letter of credit was not possible but there was agreement for a borrowable bank guarantee. We fulfilled the system building request on schedule but SEPA was unable to procure any bank guarantee until June 15, 2001 and we determined it was a non-borrowable instrument. This resulted in a severe shortage of cash and a serious vendor supply problem. Second quarter shipments and earnings were materially affected. We are aggressively seeking funding to allow "free flow of parts." If we are unsuccessful, this situation can impact us in a materially negative operations situation.

Net cash used in operating activities decreased $82,926 in the six months ended June 30, 2001 as compared to June 30, 2000 primarily due to amortization of stock issued for consulting and an increase in accounts payable. The cash level decreased in the same period by $40,980 primarily due to a decrease in new financing activities.

Working capital was $(853,165) at June 30, 2001.

An escrow which began October 19, 2000 intended to increase our working capital level failed to close. During the first quarter of 2001 we entered into a similar net funding escrow with a different unaffiliated corporation as in October, 2000. The escrow has been structured to avoid anti-dilution provisions of convertible bond holders who have again agreed to "pay-off" terms. The escrow is arranged in stages of which the first is release of working capital to us. At this date $250,000 has been released to us. Subsequent stages involve equity exchange to be negotiated so that a minimum common share price of $1.15 per share is maintained. Depending on valuation of asset acquisition in the escrow a possible minimum share value of approximately 97 cents per share may be realized. At this time no formal escrow agreements are in effect. Advances to date are non-refundable and a completion of escrow is not expected before June 1, 2001. A maximum dilutive effect to our company is expected to be in the order of 15% to 17%. There are no assurances this financing will be completed, or if completed that it would be timely so as to remedy vendor parts supply.

Inflation

We believe that inflation has not had a material impact on our business.

Seasonality

We do not believe that our business is seasonal.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Not applicable

         (b) We did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            POLLUTION RESEARCH AND CONTROL CORP.
                                                         (Registrant)


Date:  August 14, 2001                      By:  /s/  Albert E. Gosselin
       ---------------                           -------------------------------
                                                      Albert E. Gosselin, Jr.,
                                                      President and Chief
                                                      Executive Officer

Date:  August 14, 2001                      By:  /s/  Donald Ford
       ---------------                          --------------------------------
                                                      Donald Ford
                                                      Chief Financial Officer