Form 10QSB
period 2001-09-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2001-11-19
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

{X} Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period ended September 30, 2001
                               ------------------

{  } Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act

For the Transition Period from           to
                              -----------  -----------

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

Yes  X   No
   -----   -----

State the number of shares outstanding of each of the issuer's classes of common stock equity as of the latest practicable date:


          Class                 Date                 No. of Shares Outstanding
         ------                 ----                 ------------------------
         Common               November  9, 2001            6,016,752

Traditional Small Business Disclosure Format (check one):
Yes  X   No
   -----   -----

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-QSB
                  For the Nine Months Ended September 30, 2001

                                TABLE OF CONTENTS

                                                                            Page

Part I   Financial Information

         Item 1.  Financial Statements:

                           Consolidated Balance Sheet                         3
                           Consolidated Statement of Operations               5
                           Consolidated Statement of Shareholders' Equity     7
                           Consolidated Statement of Cash Flows               8
                           Notes to Financial Statements                      9

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations      11

Part II  Other Information

         Item 1            Legal Proceedings                                  15
         Item 6            Exhibits and Reports on Form 8-K                   15

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                   (Unaudited)
                                                                       As of
                                                                      09/30/01
                                                                     ----------
CURRENT ASSETS

         Cash                                                        $  202,328

         Accounts receivable, trade, less allowance for doubtful        413,163
         accounts of $35,504

         Inventories (Note 2)                                         2,578,813

         Inventory held by joint venture                                500,000

         Prepaid consulting fees (Note 4)                               185,068

         Other current assets                                             7,190
                                                                     ----------

         TOTAL CURRENT ASSETS                                         3,886,562
                                                                     ----------

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS,  net                                                       58,704
                                                                     ----------

OTHER ASSETS

         Investment in joint venture                                    365,421

         Accounts receivable, related party                             203,937

         Deferred tax asset, net                                      3,387,000

         Other intangible assets                                         23,509

         Other assets                                                    12,140
                                                                     ----------

         TOTAL OTHER ASSETS                                           3,992,007
                                                                     ----------

TOTAL ASSETS                                                         $7,937,273
                                                                     ==========


See accompanying notes to financial statements                                3

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                      As of
CURRENT LIABILITIES                                                  09/30/01
                                                                   ------------
         Notes payable and convertible debt                        $  3,010,000

         Accounts payable                                               674,010

         Accrued liabilities                                            438,515

         Deferred revenue                                               550,000
                                                                   ------------

TOTAL CURRENT LIABILITIES                                             4,672,525
                                                                   ------------

DEFERRED RENT                                                            18,167
                                                                   ------------



SHAREHOLDERS' EQUITY: (Note 4)

         Common Stock, no par value; 30,000,000 shares
         authorized.  6,016,752 issued and outstanding               11,319,076
         Additional paid in capital                                   2,292,605
         Employee stock plan receivable                              (1,680,000)
         Accumulated deficit                                         (8,685,100)
                                                                   ------------

         TOTAL SHAREHOLDERS' EQUITY                                   3,246,581
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  7,937,273
                                                                   ============


See accompanying notes to financial statements                                4



                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                 Three Months
                                                             Ended September 30,
                                                             -------------------
                                                             2001           2000
                                                         -----------    -----------
Net Revenues                                             $   958,214    $   824,918

Cost of goods sold                                           246,521        630,616
                                                         -----------    -----------
         Gross profit                                        711,693        194,302
                                                         -----------    -----------

Operating expenses:
         Selling, general and administrative expenses        512,480        663,501
         Research and development                               --           12,551
                                                         -----------    -----------
                  Total operating expenses                   512,480        676,052
                                                         -----------    -----------
         Income (Loss) from operations                       199,213       (481,750)
                                                         -----------    -----------

Other Income (Expense)
         Amortization of loan fees                           (88,979)          --
         Interest expense                                    (62,524)      (285,540)
         Interest and other income                              --            9,000
                                                         -----------    -----------
Net Other Income (Expense)                                  (151,503)      (276,540)
                                                         -----------    -----------

Loss from Unconsolidated Joint Venture                      (120,000)          --
                                                         -----------    -----------

Loss Before Income Taxes                                     (72,290)      (758,290)
Provision for income taxes                                      --             --
                                                         -----------    -----------

Net (loss)                                               $   (72,290)   $  (758,290)
                                                         ===========    ===========

Earnings per share
         Net (loss) per share-basic and diluted          $      (.01)   $      (.15)
                                                         ===========    ===========

Weighted Average Number of Shares Outstanding              6,016,752      5,080,455
                                                         ===========    ===========


See accompanying notes to financial statements                                    5



                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                               Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                            2001           2000
                                                        -----------    -----------
Net Revenues                                            $ 2,003,145    $ 2,255,678
Cost of goods sold                                        1,238,344      1,806,103
                                                        -----------    -----------
         Gross profit                                       764,801        449,575
                                                        -----------    -----------

Operating expenses:
         Selling, general and administrative expenses     1,736,840      1,975,953
         Research and development                             8,189         36,349
                                                        -----------    -----------
                  Total operating expenses                1,745,029      2,012,302
                                                        -----------    -----------
         Income (loss) from operations                     (980,228)    (1,562,727)
Other Income (Expense)
         Amortization of loan fees                         (423,544)          --
         Interest Expense                                  (304,081)      (694,606)
         Other income (expense)                                --           24,261
                                                        -----------    -----------
         Net other income (expense)                        (727,625)      (670,345)
                                                        -----------    -----------

Loss on unconsolidated joint venture                       (234,579)          --
                                                        -----------    -----------

(Loss) Before Income Taxes                               (1,942,432)    (2,233,072)
Provision for income taxes                                     --             --
                                                        -----------    -----------

Net (loss)                                              $(1,942,432)    (2,233,072)
                                                        ===========    ===========


Earnings per share
         Net (loss) per share - basic                   $      (.34)   $      (.51)
                                                        ===========    ===========


Weighted Average Number of Shares Outstanding             5,749,715      4,350,868
                                                        ===========    ===========


See accompanying notes to financial statements                                   6




                            POLLUTION RESEARCH AND CONTROL CORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          For the Nine Months Ended September 30, 2001 (Unaudited)


                                                    Additional     Employee                       Total
                                    Common Stock     Paid In      Stock Plan    Accumulated   Shareholders'
                          Shares        Amount       Capital      Receivable     (Deficit)       Equity
                       -----------   -----------   -----------   -----------    -----------    -----------
Balance 12/31/00         5,116,752   $10,269,076   $ 2,216,505   $(1,667,400)   $(6,742,668)   $ 4,075,513

Exercise of Warrants       200,000       100,000          --            --             --          100,000

Stock issued for           700,000       700,000          --            --             --          700,000
consulting services

Unissued Common               --         250,000          --            --             --          250,000
Stock

Issuance of Warrants          --            --          76,100          --             --           76,100

Stock repurchased             --            --            --         (12,600)          --          (12,600)
by the Company

Net Loss                      --            --            --            --       (1,942,432)    (1,942,432)

                       -----------   -----------   -----------   -----------    -----------    -----------

Balance 09/30/01         6,016,752   $11,319,076   $ 2,292,605   $(1,680,000)   $(8,685,100)   $ 3,246,581
                       ===========   ===========   ===========   ===========    ===========    ===========


See accompanying notes to financial statements                                                           7




                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                         Nine Months
                                                                     Ended September 30
                                                                     ------------------
                                                                    2001           2000
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $(1,942,432)   $(2,233,072)
Adjustments to reconcile net loss to net cash
         used for operating activities:
         Depreciation                                                18,675         18,515
         Amortization of loan fees                                  423,544        477,026
         Beneficial conversion feature of convertible debt             --           88,000
         Amortization of Consulting Fee                             514,932           --
         Loss from unconsolidated joint venture                     234,579           --
         Deferred rent                                              (10,901)       (10,901)
Changes in operating assets and liabilities:
         Accounts receivable, trade, net                           (186,743)       813,623
         Inventories                                               (356,977)      (494,364)
         Inventory held by joint venture                           (500,000)          --
         Other current assets                                        (2,190)       (42,340)
         Accounts payable                                           459,507        121,561
         Accrued liabilities                                        120,628        (78,505)
         Deferred revenue                                           550,000           --
                                                                -----------    -----------
Cash flows (used) by operating activities                          (677,378)    (1,340,457)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                     100,000        411,006
         Capital Contribution                                       250,000           --
         Advances on notes payable                                  370,000      1,140,000
         Loan fees                                                     --          (50,000)
         Repayments of debt                                            --         (210,000)
         Repurchase of common stock                                 (12,600)          --
         Advances under letter of credit                            350,000           --
         Repayments under letter of credit                         (350,000)          --
                                                                -----------    -----------

                  Cash flows provided by financing activities       707,400      1,291,006
                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH                                      30,022        (49,451)
CASH AT BEGINNING OF PERIOD                                         172,306        214,206
                                                                -----------    -----------
CASH AT END OF PERIOD                                           $   202,328    $   164,755
                                                                ===========    ===========

Non-Cash Transactions:
         The Company paid $700,000 for prepaid consulting fees by the issuance of stock.

Supplemental Disclosure:
         Cash paid for:
                           Interest                             $    111,729   $   186,589
                           Taxes                                $       --     $      --


See accompanying notes to financial statements                                           8


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

2.   Inventories:

Inventories at September 30, 2001 consisted of the following:

                       Raw Materials      $1,198,118
                       Work-in-Progress      600,590
                       Finished Goods        780,105
                                          ----------
                                          $2,578,813
                                          ==========

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

In June 2001, we obtained another loan for $350,000 which bears interest at Wall Street Journal Prime Rate + 3.0% p.a. and was due September 15, 2001 or upon collection under the assignment of letter of credit proceeds, whichever occurs earlier. This loan was against a letter of credit for instruments in China for a total of $490,000. The instruments were shipped on July 31, 2001 and this loan was repaid.

4.   Shareholders' Equity:

On January 25, 2001, we issued 700,000 shares of stock under a one-year consulting agreement. The value of these shares of $700,000 is being amortized as consulting expense over the term of the agreement. At September 30, 2001 $185,068 remains as prepaid consulting fees.

During the second quarter the employee stock plan was terminated. The Company has returned all monies deducted by payroll to all employees. On October 4, 2001 the 840,000 shares were returned to the Company and retired.

5.   Foreign Sales:

The following table sets forth certain information regarding the Company's foreign sales for the nine months ended September 30, 2001 and 2000:

                                                  Nine months ended September 30
                                                  ------------------------------
                                                        2001           2000
                                                      --------       --------
Aggregate sales to unaffiliated foreign customers:

Europe and the United Kingdom                         $206,740       $   --
Asia and the Pacific Rim                              $940,440       $328,000

During the periods ended September 30, 2001 and 2000 one customer in China accounted for approximately 50% and approximately 23% of net sales, respectively.

6.   Deferred Revenue:

Income not earned is recorded as deferred revenue. Sales to the 50% Joint Venture are not considered earned until shipped by the Joint Venture. Revenue will be recognized upon shipment of products.

7.   Joint Venture Financial Statement:

The joint venture had the following activity for the period ended September 30, 2001:

     Revenue                                     $    --
     General and Administrative Expenses           469,158
                                                 ---------
     Net Loss                                    $(469,158)
                                                 =========
     Dasibi's share of net loss (50%)            $(234,579)
                                                 =========

8.   Spin-Off

In January 1998, because of intense competitive price pressures, the Company focused 100% of its marketing efforts for its air pollution monitoring business onto the then perceived world's largest market - The People's Republic of China. It was believed we could attain a "designated vendor" status in bidding situations. We were successful in reaching this position in June 1998 and have retained that position since then. However, major (year or longer) delays between projects resulted in substantial operating losses for us which in turn resulted in abnormally high financial charges for supplemental working capital. The delay between an April 2000 $13,000,000 contract and an effective starting date, created more demand for funding. From July 2000 to September 2001, repeated attempts to obtain working capital funding, regardless of higher financial costs, have failed. As our operating and viability condition declined in August 2001, any additional attempts at financing required an improved balance sheet. Working with our major unsecured lenders, it was decided that a spin-off of the wholly owned subsidiary us would produce a significant benefit to our subsidiarys' (the China operations) financial presentation to possible lenders. Also, we would be able to continue operations through exclusive subsidiary technology rights in areas not covered by the subsidiary such as asthma detection and evaluation, using the Model 2108 oxides of nitrogen modified analyzer. Negotiation resulted in a recommended 15% subsidiary interest retained by us with technology rights and the balance of 85% of the subsidiary to be distributed to our shareholders of record on October 3, 2001.

Item 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is in the final stages of concluding the spin off of 85% of the shares of its wholly owned subsidiary, Dasibi Environmental Corp. Management believes that overhead will be substantially reduced as a result of the spin off in that payroll will be reduced significantly and that substantially all of the debts attributable to Dasibi and the China Operations will remain obligations of Dasibi. This should allow the Company to refocus resources on the other businesses remaining in the Company which management believes will have stronger opportunity of profitability in the future.

Part of new management's strategy is to shift more resources to Dasibi China (formerly Logan Medical), a subsidiary of the Company, and to concentrate on the marketing efforts of the Asthma Monitor developed by Dasibi China, but presently marketed only outside the United States in countries not requiring FDA approval. The Asthma Monitor is presently installed in approximately 50 hospitals around the world. The Company intends to implement a more effective marketing campaign for this product; specifically, in parts of the world that do not require FDA approval. Part of this effort will be to use the Company's existing distribution channels in the Peoples Republic of China to market the Asthma Monitor in Asia. The Company anticipates that the increased marketing effort in these areas will cost approximately $100,000.00 in the next twelve months. The Company intends to raise capital through exempt private placements of debt or equity to accredited investors.

Also, the Company plans on continuing efforts of obtaining FDA approval for the asthma device which the Company anticipates having a cost of $250,000.00. Should approval be obtained, the device would then be able to be marketed in the U.S. There can be no assurance that approval would ever be obtained or if obtained in a period less than 5 years. The Company plans to raise the capital needed for seeking FDA approvals through the issuance of debt and equity securities or through the use of joint ventures with outside companies, and from the proceeds of sales of the Asthma Monitor.

In addition, the Company retained technology rights and licenses to Dasibi Environmental's technology for use in other diagnostic purposes. PRCC has obtained a worldwide exclusive license and has retained rights to all of Dasibi Environmental's technology and technique for use in any other market except for those in air monitoring markets currently being served by Dasibi Environmental in China. There are currently a variety of tests and adaptations being worked on for collection and diagnostic applications including the detection of chemical and biological agents in the ambient air. Specifically, PRCC and Dasibi Environmental have an exclusive licensing agreement on the Dasibi Environmental Series 7001, which is a beta attenuation suspended particles analytical instrument. The Company has successfully demonstrated the ability of the 7001 to detect some biological particles in the ambient air. The Company is planning further feasibility studies in this area in the next few months.

Additionally, the Company intends to hire both in-house and outsourced R & D and engineering personnel to produce a commercial product to detect harmful agents in the ambient air. Over the next twelve months, the Company anticipates that the costs of such engineering will be approximately $500,000.00. The Company plans to raise the capital needed through the issuance of debt and equity securities. Given the nature of these devices, the Company will also seek the use of research grants to fund this process. Once the Company has a commercially viable detection device, they plan to market it to the private sector and possibly to Government agencies. There can be no assurance that the device will reach commercial viability or in what time frame.

The Company is also in the process of recruiting a new chief financial officer and other personnel for the above projects.

NASDAQ has notified our Company that our share price of July 17, 2001 is below listing requirements and that we have 90 days to cure. Since then NASDAQ has suspended the notification to early 2002.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 ("2001") Compared to Three Months Ended September 30, 2000 ("2000")

Net revenues for 2001 were $958,214, an increase of $133,296, or 16% over 2000 net revenues of $824,918. The increase was primarily due to an increase in volume of spare parts sales for already installed units.

Gross profit was $711,693 for 2001, an increase of $517,391 from $194,302 for 2000. The gross profit percentage was 74% in 2001, an increase from a 24% gross profit in 2000. The increase was primarily attributable to spare parts sales, approximately 50% of total revenues, which have a high gross margin percentage.

Selling, general and administrative expenses (SG&A) were $512,480 or 53% of sales for 2001, a decrease of $151,021 from $663,501 in 2000. The decrease in SG&A was principally due to decreased G&A burden and decreased selling expenditures.

During the three months ended September 30, 2001 charges related to amortization of loan fees and interest amounted to $151,503, a decrease of $125,037 from $276,540 in 2000.

As a result of the foregoing factors, we incurred a loss of $72,290 during the three months ended September 30, 2001 as compared to a loss of $758,290 during the three months ended September 30, 2000.

Nine Months Ended September 30, 2001, versus Nine Months Ended September 30,
2000

Net revenues decreased 11% from $2,255,678 during this period of 2000 to $2,003,145 during the similar period in 2001. The decrease was primarily due to a decrease in core business sales and a lack of unit sales for China business.

Gross profit margin was 38% for this period of 2001 versus 20% for the similar period in 2000. This increase is primarily attributable to sales of spare parts to already installed units, which have a high gross margin compared to the sale of units with a lower gross margin.

Selling, general and administrative expenses decreased $239,113, or 12% during this period in 2001, versus the same period in 2000, primarily due to decreased G&A burden and decreased selling expenditures.

During the first nine months of 2001 accounting charges related to amortization of loan fees and interest amounted to $727,625, an increase of $33,019, or 5% over the first nine months of 2000.

As a result of the foregoing factors, the Company incurred a loss of $1,942,432 during the nine months ended September 30, 2001, compared to a loss of $2,233,072 during the nine months ended September 30, 2000.

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

During the second quarter, our subsidiary was requested by SEPA of China to provide, on an emergency basis, 21 single systems for 21 cities for shipment by May 10, 2001. It was realized that a letter of credit was not possible, but there was agreement for a borrowable bank guarantee. We fulfilled the system-building request on schedule but SEPA was unable to procure any bank guarantee until June 15, 2001. We determined it was a non-borrowable instrument. This resulted in a severe shortage of cash and a serious vendor supply problem. Second quarter and third quarter shipments and earnings were materially affected.

Net cash used in operating activities decreased $663,079 in the nine months ended September 30, 2001 as compared to September 30, 2000 primarily due to amortization of stock issued for consulting, an increase in accounts payable, and a loss from an unconsolidated joint venture.

Working capital was $(785,963) at September 30, 2001.

Inflation

We believe that inflation has not had a material impact on our business.

Seasonality

We do not believe that our business is seasonal.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Not applicable

         (b) We filed a report on Form 8-K during the three months ended September 30, 2001 regarding a proposed spin-off.

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         POLLUTION RESEARCH AND CONTROL CORP.
                                                     (Registrant)



Date:  November 19, 2001                 By: /s/ Albert E. Gosselin
       -----------------                 ---------------------------------------
                                         Albert E. Gosselin, Director and
                                         former President


Date:  November 19, 2001                 By: /s/ Jacques Tizabi
       -----------------                 ---------------------------------------
                                         Jacques Tizabi, Chief Executive Officer