Form 10KSB
period 2001-12-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2002-04-15
CIK 763950

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-KSB

                               ------------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                         Commission File Number 0-14266


                      POLLUTION RESEARCH AND CONTROL CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                             95-2746949
 ------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

         9300 Wilshire Blvd., Suite 308, Beverly Hills, California 90212
         ---------------------------------------------------------------
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (310) 248-3655

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]    No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The issuer's revenues for its most recent fiscal year were $2,393,681.

     The number of outstanding shares of the registrant's common stock as of April 9, 2002 was 6,427,132 shares. Based on the closing sale price on the NASDAQ SmallCap Market on April 9, 2002, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $2,280,992.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits to this Annual Report as set forth in the Exhibit Index located at page E-1.

================================================================================

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2001

                                Table of Contents
                                -----------------

                                                                          Page
                                                                          ----

PART I......................................................................2

         Item 1.    Description of Business.................................2
                       General..............................................2
                       Our History and Recent Developments..................2
                       Bio-terrorism Detection Device Market................4
                       Governmental Approval................................4
                       Company Products.....................................5
                       Marketing and Sales; Backlog Instruments.............5
                       Manufacturing and Purchasing.........................5
                       Research and Development.............................5
                       Employees............................................6
                       Competition..........................................6
                       Intellectual Property................................6

         Item 2.    Description of Properties...............................6

         Item 3.    Legal Proceedings.......................................6

         Item 4.    Submission of Matters to a Vote of Security Holders.....7

PART II.....................................................................8

         Item 5.    Market for Common Equity and Related
                     Stockholder Matters....................................8

         Item 6.    Management's Discussion and Analysis or
                     Plan of Operation......................................9
                       Liquidity and Capital Resources.....................13
                       Seasonality.........................................14
                       Cautionary Statements and Risk Factors..............14

         Item 7.    Financial Statements...................................16

         Item 8.    Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosures...............16

PART III...................................................................17

         Item 9.    Directors, Executive Officers, Promoters and
                     Control Persons; Compliance with Section 16(a)
                     of the Exchange Act...................................17
                       Directors, Executive Officers and Key Employees.....17
                       Business Experience.................................17
                       Section 16(a) Beneficial Ownership
                         Reporting Compliance..............................18

         Item 10.   Executive Compensation.................................18
                       Executive Compensation..............................18
                       Compensation of Directors...........................19
                       Employment Agreements...............................20

         Item 11.   Security Ownership of Certain Beneficial
                     Owners and Management.................................20

         Item 12.   Certain Relationships and Related Transactions.........22

         Item 13.   Exhibits and Reports on Form 8-K.......................22
                       (a)     Exhibits....................................22
                       (b)     Reports on Form 8-K.........................22

                                     PART I

Forward Looking Statements

     This Annual Report on Form 10-KSB includes "forward-looking statements." These include, among others, the statements about our plans and strategies under the headings "Description of Business" and "Management's Discussion and Analysis or Plan of Operation." When used in this document and the documents incorporated herein by reference, the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those we express in the forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the development of products that are commercially accepted in a timely and cost effective manner; the acceptance of our technology; the effect of national and local economic conditions; government regulation; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis or Plan of Operation." Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve these plans, intentions or expectations. Actual results may differ materially from the forward-looking statements made in this Annual Report on Form 10-KSB.

Item 1. Description of Business

General

     Historically, our core business has been the design, manufacture and marketing of automated continuous monitoring instruments used to detect and measure various types of air pollution, such as "acid rain," "ozone depletion" and "smog episodes," primarily through our then wholly-owned subsidiary, Dasibi Environmental Corp., which we refer to throughout this report as Dasibi. These products generally are used to measure air pollution levels in geographic areas that range in size from small industrial sites to entire states or countries. We also supplied computer-controlled calibration systems that verify the accuracy of our instruments, data loggers to collect and manage pollutant information and our final reporting software for remote centralized applications. In more recent years, we focused our marketing efforts towards The People's Republic of China. Beginning in the fourth quarter of fiscal 2001, we began to shift our business focus and strategy to the bio-terrorism detection device and medical diagnostic equipment markets.

Our History and Recent Developments

     The Company was organized as a California corporation on December 24, 1971. In January 1998, we began a reorganization program. Our management team at that time believed that we could secure long-term contracts in The People's Republic of China sufficient to allow expansion of Dasibi's business independent of competitive price pressures that we experienced in other markets since 1994.

     In June 1998, Dasibi signed a $5.1 million dollar contract with two corporations organized and existing under the laws of the People's Republic of China to supply air monitoring equipment and software in integrated systems to monitor, report, and predict for local regions the air pollutant levels in an eleven city network designated as Phase I and related to a China monitoring plan for over 600 cities. In April 2000, Dasibi signed a contract valued at approximately $13.6 million for Phase II encompassing 30 cities additional to Phase I and some expansion of the Phase I network. In September 2000, Dasibi entered into a joint venture air pollution monitoring instrument manufacturing relationship with the Dongyu Shenyang Group.

     Since we had determined to focus primarily on the China market, management believed it was vital to obtain a continuous flow of business from China. To date, this has not been the case as the Phase II contract did not materialize (as of the date of the sale of Dasibi which occurred on March 25, 2002). In addition, our need for a high level of staffing resulted in substantial costs, and consequently, net losses.

     In October 2001, each member of our board of directors resigned and new members were appointed and we replaced our entire management team. This change coincided with our announcement to spin-off Dasibi and distribute the shares of Dasibi to our shareholders. In light of further developments, our board of directors subsequently concluded that it is in the best interests of the Company and our shareholders to terminate our plan to spin-off Dasibi.

     On March 19, 2002, upon approval by our board of directors, we entered into a binding letter of intent to sell all of the outstanding shares of Dasibi to an individual. On March 25, 2002, the sale was effected pursuant to the terms and conditions of the binding letter of intent. The consideration we received in exchange for the stock of Dasibi included, among other things, cancellation of indebtedness of $1.5 million, a perpetual, nonexclusive license to exploit all of Dasibi's intellectual property rights outside of mainland China, and an assignment by Dasibi of its inventory to us.

     Our board of directors believes that the sale of Dasibi will assist us in pursuing our business strategy which emphasizes the bio-terrorism detection device and medical diagnostic equipment markets. In early February 2002, we announced the launch of a pilot program geared towards early adopters of our bio-terrorism detection devices currently in development. Under this program, we will make available our current Model 7001 to select customers for installation and use while we continue our ongoing modification and reengineering of the device to enable real-time detection of airborne biological and chemical agents. We sold our first Model 7001 device to Summit Sportswear and expect to obtain valuable performance data from that installation which will assist us in our continued efforts to develop the technology necessary to detect airborne chemical and biological agents.

     We also intend to concentrate on doing further research on the improvement of extension of applications of our air nitric oxide machine to the medical diagnostics market. We previously have participated in developing an asthma detection instrument with a research institute for such applications of our nitric oxide machine, but the project was halted. We are once again starting to enter research collaboration to pursue this plan.

     Currently, we do not plan to pursue any business in the air pollution monitoring market; however, we may determine to engage in that business at a later date.

Bio-terrorism Detection Device Market

     The attacks of September 11, 2001, and the subsequent spread of anthrax spores have created a new sense of urgency in the public health systems across the world, and especially in the United States. The United States government has responded to this urgent need for preparedness against bio-terrorism by approving federal legislation to spend over $3 billion in 2002 to prepare the country against future bio-terrorist attacks. The objective is to accelerate development of technologies that lead to cost effective and timely detection of biological and chemical warfare agents as well as effective treatments. Spending, as well as additional research and development support, has been allocated to both the private and public sectors. We have obtained an outside consultant, specialized in government grants, to consistently screen the applicable grants for us. At this time, we have not received any portion of these grants, and cannot assure you that we will receive any portion in the future.

Governmental Approval

     The EPA administers the federal Clean Air Act, as amended by the Clean Air Act Amendments of 1990, and approves ambient air pollution monitoring equipment meeting certain requirements as either reference or equivalent methods for measuring pollutants. The EPA established the reference method as the basic method for measuring a pollutant. An equivalent method measures the same pollutant utilizing a different technique that achieves results identical to those of the referenced method.

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

     Our model 7001 series is pending EPA approval. Its inlet head, however, is EPA approved.

Company Products

     In 1991, we completed development of a Model 7001 beta-gauge to measure air-borne biological particles in the ambient air. The Series 7001 measures the amount of air-borne particulate matter, or dust, which is collected as a series of independent, sequential samples on a self contained filter tape. Ambient air is drawn into the sample system through an inlet head located outside, directly above the instrument. Dust concentration calculations are performed automatically by a self-contained microprocessor and are displayed by the instrument. The operator of the instrument can vary the measurement cycle from minutes to hours over a 24-hour period, as desired.

     In February 2002, we sold our first Model 7001 airborne particle detector to Summit Sportswear, a leading producer of custom private labeled sportswear based in Orange County, California. The Model 7001 enables analysis of particles on a periodic or on-demand basis. We are continuing to modify and reengineer the Model 7001 to enable real-time detection of airborne biological and chemical agents.

     As a condition to the sale of Dasibi, we have been assigned all of the inventory of Dasibi as of the date of the sale, which we plan to utilize, to the extent practicable, in manufacturing our bio-terrorism detection products.

Marketing and Sales

     Although we currently are focused on research and development, during this transition phase, we are in the process of developing and expanding our sales and marketing force.

Manufacturing and Purchasing

     We manufacture many components and subsystems for use in our products through joint ventures. Other components, including packaging materials, integrated circuits, microprocessors and minicomputers, are purchased from unaffiliated third parties. Most of the raw materials and supplies purchased by us are either available from a number of different suppliers or alternative sources could be developed without a materially adverse effect on our business.

Research and Development

     Historically, we were actively engaged in research and development in order to produce new products. We spent $92,173 and $53,465 on research and development for the years ended December 31, 2001 and 2000, respectively. Currently, we are working to redesign, modify and reengineer our Model 7001 series to enable real-time detection of airborne chemical and biological agents. The aim of the research is to develop a fully automated particle detection device that requires no human involvement. We also are looking to modify and improve our nitric oxide instrument used as a non-invasive asthma diagnostic device. Completion of the research and development of this medical device is dependent on us raising additional capital to develop a prototype, to file for and seek FDA approvals, and to establish a medically oriented sales and marketing network once FDA approval is obtained. We cannot assure you that we will raise adequate funds to complete the modification of this device and to file the FDA application, and if so, that we will obtain FDA approval.

Employees

     As of April 12, 2002, we have one full-time employee and five part-time employees. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We have never had a strike or lockout and consider our employee relations to be good.

Competition

     As we have shifted our business strategy towards the bio-terrorism detection device and medical diagnostic equipment markets, we are focused predominantly on research and development to re-engineer our current products at this time. Therefore, we are subject to the effects of more technologically advanced and/or better-financed competitors and their research and development efforts. There are various technological approaches available to our competitors and us towards detection of pathogens in the air, and the feasibility and effectiveness of those techniques is not proven and is yet to be examined.

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

     We do not claim any proprietary position for our products other than the value of "technique" in assembly and operation that is a corollary factor of design and experience of assembly that we have historically performed "in-house."

     As part of the sale of Dasibi to a third party, we obtained a perpetual nonexclusive license to exploit all of Dasibi's intellectual property rights anywhere in the universe outside of mainland China.

Item 2.  Description of Properties

     We currently do not own or lease any property. As of October 2001, we moved our corporate headquarters to 9300 Wilshire Blvd., Suite 308, Beverly Hills, California, an office space leased by Astor Capital, Inc., a company partially owned by our President and Chief Executive Officer. We believe that this space is adequate for our current needs and plan to lease property for our manufacturing facility as our business demands require in the future.

Item 3.  Legal Proceedings

Soltani, Etemad, Pic Computers et al. v. Pollution Research and Control Corp.
-----------------------------------------------------------------------------
Case No. BC227020

     In March, 2000, the above plaintiffs filed a lawsuit against us alleging breach of contract and fraud surrounding both the purchase and return of real property in the form of a training facility or business property in Macau, China and certain service contracts between us and the plaintiffs. We filed a cross complaint against the plaintiffs alleging that Mr. Soltani had breached his fiduciary duties as a director and sought a judicial ruling that the real property transaction was properly rescinded by us. In October 2001, a judgment was entered against Dasibi in the amount of approximately $130,000, of which $100,000 was still owing at the time of the sale of Dasibi.

Taylor, Taylor & Dreifus v Pollution Research and Control Corp.
---------------------------------------------------------------
No. 99-1100-CA01 Circuit Court Escambia, Florida

     In June, 1999, a lawsuit was filed against us by Taylor, Taylor, & Dreifus, a Florida general partnership alleging default by our company under a promissory note and failing to make lease payments, all relating to a former subsidiary bankruptcy of 1998. The amount of claim is estimated at $300,000. We are vigorously defending the litigation and have filed a counterclaim against the partnership alleging that the note and lease payments are not due because of fraudulent representations made at the time of acquisition of the former subsidiary business. Plaintiff has failed to pursue this action and no discovery has taken place through the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II


Item 5. Market for Common Equity and Related Stockholder Matters

     Our company's common stock is traded on the Nasdaq SmallCap Market under the symbol "UDET." The following table sets forth the high and low bid prices on Nasdaq for the periods indicated, as reported by Nasdaq.

                                Fiscal 2001                    Fiscal 2000

Quarter Ended             High Bid      Low Bid          High Bid      Low Bid
-------------             --------      -------          --------      -------
Common Stock:
March 31                  $ 1.44        $0.75            $ 4.22        $1.25
June 30                     1.24         0.50              3.63         1.53
September 30                0.70         0.20              2.44         1.66
December 31                 1.75         0.31              2.19          .78

     As of April 9, 2002, we had 629 shareholders of record of our common stock. We have never paid or declared any dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     During fiscal 2001, we sold the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or general advertising in connection with the offer and sale of the securities described below. In addition, the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act, unless otherwise specified or unless the sale was exempt pursuant to Section 4(2) of the Securities Act. For these reasons, among others, the offer and sale of the following securities were exempt from registration pursuant to Rules 506 and/or Section 4(2) of the Securities Act:

     o On January 12, 2001, we issued to Steven Sion an option to purchase 228,571 shares of our common stock at an exercise price of $0.875 per share in consideration for a promissory note in the amount of $650,000 issued to us and other services provided by Steven Sion. These options expire on March 25, 2005.

     o On January 25, 2001, we issued 700,000 shares of common stock valued at $700,000 to Silverline Partners, Inc. under a one-year consulting agreement.

     o On April 4, 2001, we issued 200,000 shares of common stock valued at $176,000 to East West Network for services rendered.

     o On June 6, 2001, we issued to Lee Sion an option to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share in consideration for a promissory note in the amount of $100,000 issued to us by Lee Sion. These options expire on March 25, 2005.

     o On July 30, 2001, we issued to Lee Sion an option to purchase 100,000 shares of our common stock at an exercise price of $.50 per share in consideration for a promissory note in the amount of $100,000 issued to us by Lee Sion. These options expire on March 25, 2005.

     o On November 9, 2001, we sold 125,000 shares of common stock at $0.40 per share to Spiga Ltd.

     o In November and December 2001, we issued an aggregate of 59,500 shares of common stock valued at $41,016 to John Holt Smith for legal services.

     o On December 26, 2001, we issued 10,000 shares of our common stock valued at $6,000 to Amir Eddehadieh for consulting services rendered.

     o On December 26, 2001, we issued 5,000 shares of our common stock valued at $3,000 to Nima Montazeri for consulting services rendered.

Item 6. Management's Discussion and Analysis or Plan of Operation

Summary of Significant Accounting Policies

Consolidation
-------------
     The consolidated financial statements include the accounts of Pollution Research and Control Corp. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Joint Venture
---------------------------
     We account for our investment in the joint venture under the equity method.

Revenue Recognition
-------------------
     Revenue is recognized upon shipment of products. Title of goods is transferred when the products are shipped from our warehouse. Income not earned is recorded as deferred revenue. Sales to the 50% Joint Venture are not considered earned until shipped by the Joint Venture. Revenue is recognized upon shipment of products.

Inventories
-----------
     Inventories are stated at the lower of cost (first-in first-out) basis or market.

Property, Equipment and Leasehold Improvements and Depreciation
---------------------------------------------------------------
     Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, generally five to ten years. Amortization of leasehold improvements is over the shorter of the life of the lease or five years. Total depreciation expense was $23,716 and $25,772 for the years ended December 31, 2001 and 2000, respectively.

Stock-Based Compensation
------------------------
     We account for stock based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This standard requires us to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. We did not change our method of accounting with respect to employee stock options; we continue to account for these under the "intrinsic value" method and to furnish the proforma disclosures required by SFAS 123.

Valuation of the Company's Common Stock
---------------------------------------
     Unless otherwise disclosed, all stock based transactions entered into by us have been valued at the market value of our common stock on the date the transaction was entered into or have been valued using the Black-Scholes Model to estimate the fair market value.

Earnings per Share
------------------
     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, to conform to Statement 128 requirements.

Cash Equivalents
----------------
     For purposes of reporting cash flows, we consider all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------
     The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt approximate fair value because of the short maturity of these items.

Impairment Of Long-Lived Assets
-------------------------------
     We evaluate our long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets has been made.

Income Taxes
------------
     Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2001, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

Reclassification
----------------
     Certain amounts reported in our financial statements for the year ended December 31, 2000 have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 effective January 1, 2002. We are currently evaluating the effect that adoption of the provisions of SFAS 142 will have on our results of operations and financial position.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We have adopted this SAB and do not believe that adoption of this SAB will have a material impact on our financial statements.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for the Company for the fiscal year beginning January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We estimate that the new standard will not have a material impact on our financial statements but are still in the process of evaluating the impact on our financial statements.

     SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for us for the fiscal year beginning January 1, 2002, and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. We estimate that the new standard will not have a material impact on our financial statements but are still in the process of evaluating the impact on our financial statements.

Overview

     We have been in a transitional operation phase since early 1998, when we determined to focus primarily on the air pollution monitoring market in China. We did not obtain a continuous flow of business from our sales efforts in the China market, which has led to recent losses. In March 2002, we sold our wholly owned subsidiary, Dasibi, which was the leading force behind our sales in China, and shifted our business focus towards the bio-terrorism detection device and medical diagnostic equipment markets.

Results of Operations

2001 Compared to 2000
---------------------

     Revenues. Revenues in 2001 were $2,393,681 compared to $3,636,622 in 2000, a 19% decrease. This decrease was due to our significant reduction of sales to China during 2001.

     Gross Margin. Gross margin was 36% of consolidated net revenues in 2001 compared to 35% of the consolidated net revenues of 2000.

     Cost of Sales. Cost of sales decreased to $1,897,795 or 79% of sales in 2001 from $2,363,340 or 65% of sales in 2000. The decrease as a percent of product sales in 2001 compared to 2000 is due primarily to our scaled back purchases and work-in-process on an as-needed basis due to lack of financing and negative cash flows from operations.

     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $2,613,600 in 2001 and $2,672,168 in 2000. The decrease reflects a combination of an increase in stock issuance costs and a decrease in commission expense ($26,000 in 2001 versus $424,396 in 2000) and a reduction in staff.

     Research and development expenses. Research and development expenses increased to $92,173 in 2001 from $53,465 in 2000 due to modifications to existing units.

     Income (loss) from operations. Operating loss for 2001 was $3,962,878 compared to operating loss of $1,856,018 in 2000. This increase is primarily due to decreased revenue partially offset by decreased costs and the recognition of income tax expense.

     We have reported the operations of Dasibi as discontinued operations effective October 1, 2001, but later determined that the spinoff was not in the best interests of the shareholders. We sold Dasibi on March 25, 2002. Dasibi had assets of approximately $967,000 and liabilities of approximately $2,072,000 as of December 31, 2001 and a loss from operations from October 1, 2001 to December 31, 2001 of approximately $813,770.

     Interest Expense. Interest expense increased from $366,548 in 2000 to $476,383 in 2001, primarily, due to the increase in borrowings and advances against letters of credit.

     At December 31, 2001, we had an approximate net operating loss carry-forward of $11,590,000, of which $4,296,000 was applicable to Dasibi, leaving us a net operating loss carry-forward of $7,294,000 million.

         The approximate $4.0 million net operating loss for 2001 resulted in a $2,199,000 in income tax expense due to a full valuation allowance against the deferred tax asset.

Liquidity and Capital Resources

     Net cash provided by (used in) our operating activities during 2001 was ($1,006,952), and during 2000 was ($1,438,905). Net cash provided by (used in) our investing activities during 2001 was ($12,600), and during 2000 was ($587,400). Net cash provided by financing activities during 2001 was $990,000, and during 2000 was $1,984,405.

     Our total cash and cash equivalent balance at December 31, 2001, was $142,754, as compared to December 31, 2000, which was $172,306. Because of the reductions in our cash balances, we may not be able to continue operations at our current levels. We are dependent upon current cash collections to meet our operating needs and pay our current liabilities. Our cash flow is dependent on development of products which are commercially accepted in a timely and cost efficient manner, acceptance of our technology, collections and the signing of new contracts, all of which are difficult to predict with accuracy.

     Historically, we have financed operations through bank borrowings and the issuance of common stock. Since our financial statements have deteriorated, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been relatively expensive.

     During fiscal 2000 and 2001 and through the date of this report, we have received debt financing upon various terms, as follows:

     A. Three, one-year loans from unaffiliated individuals evidenced by promissory notes with an aggregate face amount of $300,000, maturing June 1, 2001, with interest at the rate of 12% per annum. These loans were initially made in 1999 and restructured in 2000.

     B. One subordinated convertible debenture with a face amount of $500,000, due June 2002, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.25 or 80% of the market price on the date of conversion. The initial March 2000 due date of the debenture was previously extended to December 2000. The initial interest rate was 12% per annum. As of the date of this report, the outstanding principal balance is $400,000.

     C. One convertible debenture with a face amount of $500,000, due June 30, 2002, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.00 or 80% of the market price on the date of conversion. The initial due date of the debenture was March 31, 2001.

     D. One loan to Dasibi China, Inc., a wholly-owned subsidiary of Pollution Research, evidenced by a promissory note with a face amount of $75,000, maturing on the extended due date of June 30, 2002, with interest at the rate of 10% per annum.

     E. One loan to Delta Capital evidenced by a promissory note with a face amount of $200,000, maturing on the extended due date of June 2002, with interest at the rate of 18% per annum.

     F. Eight convertible debentures with a total face amount of $340,000, due July 17, 2002, with interest at the rate of 9% per annum, convertible at a conversion price of the lesser of $2.34 or 80% of the market price on the date of conversion.

     Our working capital deficit at December 31, 2001, was $2,321,597. We require immediate financing to repay our indebtedness and continue operations. We require at least $1.5 million in the next six to twelve months to complete the re-engineering of our existing products, continue development of future products and continue to execute our business plan, which includes increasing increase our presence in the bio-terrorism detection and medical diagnostic equipment markets. We actively continue to pursue additional equity or debt financings but to date have not received any other funding commitments. We intend to improve liquidity by enhancing the efficiency of our operations, the continued monitoring and reduction of administrative costs and through sales of existing products including the model 7001 series. Currently, our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain financing on terms acceptable to us, or at all, or if we are not able immediately to recognize significant revenue from sales of our new products, we may not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

Seasonality

     We do not believe that our business is seasonal.

Cautionary Statements and Risk Factors

     The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event the trading price of our common stock could decline, and our shareholders may lose all or part of their investment in our common stock. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

There is doubt about our ability to continue as a going concern.

     We have experienced significant operating losses in the current and prior years. Our cash and short-term investment balances continue to decline since December 31, 2001, and we expect to experience further declining balances. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. We expect that our cash on hand and short-term investments, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. We have attempted to raise additional capital through debt or equity financing and to date have had nominal success. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

We have a history of losses and we cannot assure you that we will be able to achieve profitable operations in fiscal 2002.

     We have not been profitable in the past years and have an accumulated deficit of $14.2 million. During fiscal 2001, we incurred a net loss of $7.4 million. Because we have shifted our business towards new markets, achieving profitability depends upon our ability to generate and sustain substantially higher revenues through sales of our new products. Although we have implemented plans to increase revenues and operating margin, we cannot assure you that we will be able to do so and consequently we may experience additional losses in fiscal 2002.

We have limited rights to exploit the technology that our existing air monitoring products incorporate. As a result, our revenues and profitability from sales of this product will substantially decline.

     As part of the sale of Dasibi we have obtained a nonexclusive license to exploit all of the technology currently owned by Dasibi anywhere in the universe outside of mainland China. In recent years, we focused substantially all of our marketing efforts towards, and substantially all of our revenue was derived from, sales of our air pollution product in China. Our agreement not to compete in that market will cause our revenue to decline substantially.

We need additional capital to fund product development, marketing activities and sales. If we cannot obtain adequate financing, we may cease operations.

     Recently we shifted our research and development, marketing and business development efforts away from the air pollution market in China towards the bio-medical and bio-terrorism arena and to other medical applications for our products. If we cannot raise additional capital, we will not be able to pursue these strategies as scheduled, or at all, and we may cease operations. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. Any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot be certain that additional financing will be available when and to the extent we require or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, we may not be able to fund continued development and sales of our existing products, the expansion of our business into the bio-medical and bio-terrorism markets or markets for other medical applications of our products, which could cause us to cease operations.

We are not retaining any of the Dasibi employees who have significant experience and knowledge in developing, enhancing or marketing Dasibi's current products, and as a result, we may lose revenue and market share.

     If we cannot effectively manage the design, development, manufacture and marketing of the various monitoring instruments previously manufactured by Dasibi, our revenue and profitability will decline and we may lose customers and market share. Our management team does not have substantial experience in the air pollution monitoring instruments business and may not be able to timely identify or anticipate all of the material risks associated with operating that business. We may not be able to retain a sufficient number of additional qualified employees on a timely business, or at all. If we cannot timely and cost-effectively manage the air pollution monitoring instruments business, we will lose revenue, customers and market share, and our results of operations will be materially adversely affected.

Our products may not be commercially accepted which will adversely affect our revenues and profitability.

     Our ability to enter into the bio-terrorism detection device market, establish brand recognition and compete effectively depend upon many factors, including broad commercial acceptance of our products. If our products are not commercially accepted, we will not recognize meaningful revenue and our results of operation will be materially adversely affected. The success of our products will depend in large part on the breadth of the information these products capture and the timeliness of delivery of that information. The commercial success of our products also depends upon the quality and acceptance of other competing products, general economic and political conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. We cannot assure you that our new products will achieve significant market acceptance or will generate significant revenue. If the marketplace does not broadly accept our products, our results of operations and financial condition could be materially and adversely affected.

We have issued debentures convertible at a price discount to market and conversion of these securities may depress the market value of our shares.

     As of December 31, 2001, we have issued an aggregate of $1,240,000 in convertible debentures which are convertible into our common stock at 80-85% of the market price on the date of conversion, not to exceed 19.9% of our issued and outstanding common shares absent obtaining shareholder approval. It may be difficult to raise financing and the market price of our common stock may decline because of the indeterminable overhang that is created by the discount to market conversion feature of these debentures. If the holders of these debentures convert their debentures at the discounted price of 15-20% below the market price the existing shareholders will suffer substantial dilution and our stock price may substantially decline. In addition, large numbers of shares purchased at a discount could cause short sales to occur which would lower the bid price of the common stock.

We may be delisted from The Nasdaq SmallCap Market, which would adversely effect the liquidity of our stock.

     In order to continue to be listed on Nasdaq, we must meet the following requirements:

     o    minimum bid price of $1.00;

     o net tangible assets of at least $2,000,000, or a market capitalization of $35,000,000 or $500,000 in net income for two of the last three years;

     o    two market makers;

     o    300 stockholders;

     o at least 500,000 shares in the public float or a minimum market value for the public float of $1,000,000; and

     o    compliance with certain corporate governance standards.

     In July 2001, we were notified by The Nasdaq Stock Market that we did not meet the minimum bid price requirement of the continued listing requirements of the Nasdaq SmallCap Market. Subsequently, Nasdaq suspended the notification until early 2000 and we have not received any subsequent notification to date. Currently, our stock trades below the minimum bid price of $1.00. If we are delisted from The Nasdaq Small Capital Market, we anticipate that we would apply for our common stock to trade on the Over The Counter Bulletin Board. If we are delisted, it may be more difficult to raise additional debt or equity financing and an investor likely would find it more difficult to sell or obtain quotations as to the price of our common stock.

Our outstanding options and warrants, and convertible debentures may dilute our shareholders' interests.

     As of December 31, 2001, we have granted options and warrants to purchase a total of 3,096,427 shares of common stock that have not been exercised and an aggregate of $1,240,000 outstanding debentures that are convertible based upon a conversion price of 80-85% of the market price on the date of conversion. To the extent these outstanding options and warrants are exercised or the convertible debentures are converted, our shareholder's interests will be diluted.

The loss of our President and Chief Executive Officer may disrupt our business.

     Our success depends in substantial part upon the services of Mr. Jacques Tizabi, our President, Chief Executive Officer and Chairman of the Board of Directors. The loss of or the failure to retain the services of Mr. Tizabi could adversely affect the development of our business and our ability to realize or sustain profitable operations. We do not maintain key-man life insurance on Mr. Tizabi and have no present plans to obtain such insurance.

We have limited protection of intellectual property and proprietary rights of our products.

     We regard all or portions of the designs and technologies incorporated into our products as proprietary and attempt to protect them under trade secret laws. It has generally been our policy to proceed without patent protection. It may be possible for unauthorized third parties to copy certain portions of our products or to "reverse engineer" or otherwise obtain and use to our detriment information that we regard as proprietary. We cannot assure you that any of our efforts to protect our proprietary technology will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

We do not maintain products liability insurance.

     In the event that we experience a material liability as a result of a products liability claim, such a liability could have a material adverse effect on us, as we would have to repair and service the products at our cost. Should our products fail to perform or require repair under warranty, we may not be able to afford such repairs or to do so in a timely manner, which could adversely affect our relations with our customers.

Our stock price is volatile.

     The trading price of our common stock has from time to time fluctuated widely and in the future may be subject to similar fluctuations in response to quarter-to-quarter variations in our operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the bio-terrorism detection device industry in which we compete and other events or factors. In addition, in recent years, broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations also may adversely affect the future trading price of our common stock.

We have never paid dividends on our common stock.

     We have never paid dividends on the shares of our common stock and do not intend to pay any dividends in the foreseeable future.

Potential Anti-Takeover Tactics Through Issuance of Preferred Stock Rights May Be Detrimental to Common Shareholders.

     We are authorized to issue up to 20,000,000 shares of preferred stock, of which none are currently issued and outstanding. The issuance of preferred stock does not require approval by the shareholders of our common stock. Our Board of Directors, in its sole discretion, has the power to issue preferred stock in one or more series and establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of preferred stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights, any of which rights and preferences may operate to the detriment of the shareholders of our common stock. Further, the issuance of any preferred stock having rights superior to those of our common stock may result in a decrease in the value or market price of the common stock and, additionally, could be used by our Board of Directors as an anti-takeover measure or device to prevent a change in our control.

Item 7. Financial Statements

     Our financial statements and related notes are set forth at pages F-1 through F-24.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

     Set forth below are the names, ages, positions and business experience of our directors, executive officers and key employees as of April 9, 2002.

                                          Position(s) with Pollution Research
      Name                     Age                      and Dasibi
      ----                     ---        -----------------------------------

Jacques Tizabi                  30        Chief Executive Officer, President
                                          and Chairman of the Board of Directors

Michael Collins (1) (2)         33        Secretary and Director

Matin Emouna (1) (2)            33        Director

(1) Audit Committee Member
(2) Compensation Committee Member

     All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the board of directors.

Business Experience

     Jacques Tizabi has been the Chief Executive Officer, President and Chairman of the Board of Directors of our Company since October 2001. He is the co-founder and managing partner of Astor Capital, Inc., which was founded in 1995 and specializes in investment banking and asset management, predominantly in the area of direct private investment in public companies. Mr. Tizabi has substantial experience in evaluating, structuring, and negotiating direct investments in public companies and later stage private companies. He is also the Portfolio Manager for AMG Capital Management. Mr. Tizabi holds a B.S. degree in Business from New York University and an M.B.A. from Pepperdine University.

     Michael Collins has been the Secretary and a director of our Company since October 2001. He has been an independent business consultant since December 1998. Between 1993 and 1997, Mr. Collins worked for Twentieth Century Fox International, PolyGram Filmed Entertainment and Savoy Pictures in the field of media management. Mr. Collins received a B.A. in Political Science from Columbia University and an M.B.A. from The Anderson School at UCLA.

     Matin Emouna has served as a director of our Company since October 2001. Since 1997, Mr. Emouna has maintained his own law practice in New York, where he represents foreign and domestic clients in a broad range of real estate transactions, with emphasis on new constructions, commercial real estate transactions, shopping center development, financing, and commercial leasing. Mr. Emouna also serves as a general counsel for Omni Abstract Title, Radio

Sedayeh Iran, and several non-profit religious organizations. He holds B.S. degrees in Business Administration and Spanish from New York State University at Albany and a J.D. from Benjamin N. Cardozo School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of common stock and other equity securities of Pollution Research. Executive officers, directors and greater than ten percent shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, and representations that no other reports were required during the fiscal year ended December 31, 2001, our executive officers, directors and greater than ten per cent beneficial owners of our common stock, complied with all Section 16(a) filing requirements applicable to them, except for late Form 3's filed by each of Messrs. Tizabi, Collins and Emouna, reporting the beneficial ownership of our securities for each individual at the time each became an officer and/or director.

Item 10. Executive Compensation

Executive Compensation

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities rendered to us for the fiscal years ended December 31, 2001, 2000, and 1999, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2001 (the "Named Executive Officers"):



                                            SUMMARY COMPENSATION TABLE
                                               Annual Compensation


                                                                                                Long Term
                                                                              Other          Compensation Awards
Name and                                                                     Annual         Securities Underlying
Principal Position                   Year       Salary        Bonus       Compensation         Options/SARs(#)
------------------                   ----       ------        -----       ------------      ------------------

Jacques Tizabi (1)                   2001     $ 62,500           -0-           -0-                1,150,000
President, Chief                     2000           --           --            --                     --
Executive Officer, &                 1999           --           --            --                     --
Chairman of the Board

Albert E. Gosselin, Jr. (1)          2001     $185,000           -0-           -0-                   -0-
                                     2000     $220,000           -0-           -0-                   -0-
                                     1999     $210,000 (2)       -0-           -0-                   -0-

(1) Mr. Gosselin resigned as President, Chief Executive Officer and Chairman of the Board of the Company effective September 24, 2001. Mr. Tizabi replaced Mr. Gosselin in each of these positions.

(2)  Does not include $97,866 of accrued salary from 1996.

Compensation of Directors

     Directors do not receive compensation pursuant to any standard arrangement for their services as directors.



                          OPTION GRANTS IN FISCAL 2001

     The following table sets forth certain information regarding the grant of stock options made during fiscal 2001 to the Named Executive Officers.



----------------------------------------------------------------------------------------------------------------
                                         Percent of
                                         Total
                                          Options                                            Potential
                        Number of        Granted To                                       Realizable Value
                        Securities       Employees                                           At Assumed
                        Underlying           In         Exercise                        Rate of Stock Price
                         Options         Fiscal         Or Base      Expiration           Appreciation for
Name                     Granted            Year         Price          Date               Option Term(1)
----                    ----------      -----------    ---------    -----------    -----------------------------
                                                                                         5%              10%
                                                                                   -------------     -----------
Jacques Tizabi          1,150,000           100%         $0.30        10/01/11        $216,890         $549,700

----------------------------------------------------------------------------------------------------------------

(1) The potential realizable value is based on the assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to applicable requirements of the SEC and do not represent a forecast of the future appreciation of our common stock.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options during fiscal 2001, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the common stock on the Nasdaq Stock Market's SmallCap Market on December 31, 2001 ($0.58 per share).




 Name                        Shares          Value             Number of Securities            Value of Unexercised
                            Acquired                          Underlying Unexercised
                               On                                   Options at                In-the-Money Options at
                            Exercise       Realized             December 31, 2000                December 31, 2000
 -----------------------   ------------   ------------   --------------------------------- ----------------------------
                                                         Exercisable       Unexercisable   Exercisable    Unexercisable
 -----------------------   ------------   ------------   ------------      -------------   -----------    -------------
 Jacques Tizabi                    -0-            -0-       1,150,000                -0-      $322,000              -0-




Employment Agreements

     During fiscal 2001, we had an employment agreement with Albert E. Gosselin, Jr., who served as President, Chief Executive Officer, and Chairman of the Board of Directors for the Company during that period. Mr. Gosselin's employment agreement was approved by the Board of Directors on July 30, 1987, and was extended through August 31, 2003. The employment agreement, as extended, provides for payment of a base salary of $200,000, $210,000, $220,000, $230,000,
$240,000 and $250,000 for the one-year periods ending August 31, 1998, 1999, 2000, 2001, 2002, and 2003, respectively. The employment agreement further obligates us to permit Mr. Gosselin to participate in our Employee Incentive Stock Option Plan and Group Medical Plan, and any other health, life insurance, group medical, disability income insurance, and stock option plan adopted by us. Under the employment agreement, Mr. Gosselin's salary continues in the event of his disability and for two years after his death. He is also entitled to a lump sum payment equivalent to 2.99 times his current salary in the event of his termination as President or Chief Executive Officer within 18 months of a change of control of the Company, including, among other events, certain types of mergers and other business combinations, material changes in the composition of the Board or the beneficial ownership of our common stock, the sale of substantially all of our assets or securities, and the material downsizing or dissolution of the Company. Mr. Gosselin resigned as President, Chief Executive Officer and Chairman of the Board of Directors of the Company effective as of September 24, 2001, and waived all rights to any severance, change of control or other payments, if any, to which he was entitled under his employment agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of April 9, 2002, relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) our Chief Executive Officer and each of our Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of us, 9300 Wilshire Boulevard, Suite 308, Beverly Hills, California 90212, unless otherwise set forth below.

                                               Number of Shares of
                                                  Common Stock        Percent of
 Name and Address                            Beneficially Owned (1)    Class (1)
 ------------------------------------------------------------------   ----------


 Jacques Tizabi (2)........................        1,357,223             17.4%
 Michael Collins...........................                0                0%
 Matin Emouna..............................                0                0%
 Ronald Patterson (3)......................          748,030             11.6%
 Silverline Partners, Ltd. (4).............          700,000             10.9%
 Steven Sion (5)...........................          643,571              9.2%
 Directors and executive officers as a
 group (3 persons) (6).....................        1,357,223              17.4%

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person in the table above, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 9, 2002.

(2) Includes (a) 1,150,000 shares that may be acquired upon the exercise of options, which are or will become exercisable on or prior to June 8, 2002,
     (b) 189,900 shares that may be acquired upon the exercise of warrants owned by Astor Capital, Inc., (c) 6,000 shares that may be acquired upon the exercise of warrants owned by JRT Holdings, Inc., and 9,523 shares that may be acquired upon the conversion of a convertible debenture owned by JRT Holdings, Inc. Mr. Tizabi is a fifty-percent owner of Astor Capital, Inc. and JRT Holdings, Inc.

(3) Includes 187,858 shares that may be acquired upon the exercise of options, which are or will become exercisable on or prior to June 8, 2002. The address of Ronald Patterson is 1243 Fairway Point Row, Sand Diego, CA 92128. This information is based solely on the Schedule 13-D/A filed by Mr. Patterson on March 31, 2000.

(4)  The address of Silverline Partners is 27 Wellington Road, Cork, Ireland.

(5) Includes 543,571 shares that may be acquired upon the exercise of options, which are or will become exercisable on or prior to June 8, 2002. The address of Steven Sion is 9913 Robin Oaks Drive, Las Vegas, Nevada 89117.

(6) Represents shares that may be acquired upon the exercise of options and warrants, which are or will become exercisable on or prior to June 8, 2002, and the conversion of a convertible debenture.

Item 12. Certain Relationships and Related Transactions

     See "Liquidity and Capital Resources" under Item 6 and "Employment Agreements" under Item 10.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits

     The exhibits listed in the Exhibit Index located at Pages E-1 through E-36 are filed pursuant to Item 13(a) of this Report.

     (b) Reports on Form 8-K

         On October 12, 2001, we filed a Current Report on Form 8-K reporting on Items 1, 2, 5, 6 and 7.

         On November 8, 2001, we filed a Current Report on Form 8-K/A reporting on Items 1, 2, 5, 6 and 7.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 12, 2002                 POLLUTION RESEARCH AND CONTROL CORP.
                                                  (Registrant)


                                 By:  /s/  Jacques Tizabi
                                      ------------------------------------------
                                      Jacques Tizabi, President, Chief Executive
                                      Officer and Chairman of the Board of
                                      Directors

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacques Tizabi, his attorney-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorney-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 12, 2002            /s/  Jacques Tizabi
                                 -----------------------------------------------
                                 Jacques Tizabi, President, Chief Executive
                                 Officer and Chairman of the Board of Directors
                                 (Principal Executive Officer)

Date:  April 12, 2002            /s/  Michael Collins
                                 -----------------------------------------------
                                 Michael Collins, Chief Financial Officer and
                                 Director


Date:  April 12, 2002            /s/  Matin Emouna
                                 -----------------------------------------------
                                 Matin Emouna, Director

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

Consolidated Statements of Stockholders' Equity (Deficit)                 F-6

Consolidated Statements of Cash Flows                                     F-7

Notes to Consolidated Financial Statements                                F-8

                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Pollution Research and Control Corp.
Beverly Hills, California


We have audited the accompanying consolidated balance sheet of Pollution Research and Control Corp. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pollution Research and Control Corp. and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recently sold its operating subsidiary, Dasibi Environmental Corp., and has a working capital deficit and a capital deficit. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              AJ. ROBBINS, PC
                                              CERTIFIED PUBLIC ACCOUNTANTS
                                                    AND CONSULTANTS



Denver, Colorado
March 22, 2002

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                -----------------


                                     ASSETS
                                     ------


CURRENT ASSETS:
     Cash                                                             $  142,754
     Accounts receivable, trade, net                                     259,151
     Inventories                                                       2,032,384
     Inventory held by joint venture                                     500,000
     Other current assets                                                 21,791
                                                                      ----------

                  Total Current Assets                                 2,956,080



PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, net                                                       53,664


INVESTMENT IN JOINT VENTURE                                              473,761


OTHER ASSETS                                                              23,509
                                                                      ----------

                                                                      $3,507,014
                                                                      ==========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                                DECEMBER 31, 2001
                                -----------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
     Accounts payable, trade                                       $    229,967
     Customer advances                                                   59,557
     Accrued liabilities                                                318,220
     Deferred revenue                                                   550,000
     Estimated liability for disposal
       of discontinued subsidiary                                       487,344
     Notes payable and convertible debt                               3,355,000
     Accrued interest expense                                           377,589
                                                                   ------------

                  Total Current Liabilities                           5,377,677


DEFERRED RENT, net of current portion                                    24,236
                                                                   ------------

                  Total Liabilities                                   5,401,913
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, 20,000,000 shares authorized:
         Series A, $.01 par value, -0- shares
           issued and outstanding                                          --
         Series B, $.01 par value, -0- shares
           issued and outstanding                                          --
     Common stock, no par value, 30,000,000 shares
           authorized, 5,949,616 issued and outstanding               9,789,742
     Additional paid-in capital                                       2,485,062
     Accumulated (deficit)                                          (14,169,703)
                                                                   ------------

                  Total Stockholders' Equity (Deficit)               (1,894,899)
                                                                   ------------

                                                                   $  3,507,014
                                                                   ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                        POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                            ----------------------------------------------


                                                                        2001                    2000
                                                                    -----------             -----------
OPERATING EXPENSES:
     General and administrative                                     $ 1,566,261             $   497,607
                                                                    -----------             -----------

(LOSS) FROM OPERATIONS                                               (1,566,261)               (497,607)
                                                                    -----------             -----------

OTHER (EXPENSE):
     Interest expense                                                  (234,571)               (364,690)
     Amortization of loan fees                                         (279,484)               (758,379)
                                                                    -----------             -----------

                  Net Other (Expense)                                  (514,055)             (1,123,069)
                                                                    -----------             -----------

(LOSS) FROM OPERATIONS, BEFORE INCOME TAXES (BENEFIT)                (2,080,316)             (1,620,676)
                                                                    -----------             -----------

INCOME TAX EXPENSE (BENEFIT)                                          2,199,000                (425,000)
                                                                    -----------             -----------

(LOSS) FROM CONTINUING OPERATIONS                                    (4,279,316)             (1,195,676)
                                                                    -----------             -----------

DISCONTINUED OPERATIONS (Note 18):
     (Loss) from operations of discontinued subsidiaries
        (less applicable tax expense/(benefit)
        of $1,188,000 and ($303,000))                                (1,846,605)               (660,342)
     (Loss) on disposal of subsidiaries,
        including provision of $487,344 for
        operating losses during phaseout period
        (less applicable taxes of $-0- and $-0-)                     (1,301,114)                   --
                                                                    -----------             -----------


                  Total (Loss) From Discontinued Operations          (3,147,719)               (660,342)
                                                                    -----------             -----------

NET (LOSS)                                                          $(7,427,035)            $(1,856,018)
                                                                    ===========             ===========

NET (LOSS) PER SHARE - BASIC AND DILUTED:
     Continuing operations                                          $      (.72)            $      (.26)
     Discontinued operations:
         Loss from operations                                              (.31)                   (.15)
         Loss on disposal                                                  (.22)                   --
                                                                    -----------             -----------

                                                                    $     (1.25)            $      (.41)
                                                                    ===========             ===========

WEIGHTED AVERAGE SHARES, BASIC AND DILUTED                            5,924,222               4,540,847
                                                                    ===========             ===========



                      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                      POLLUTION RESEARCH AND CONTROL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                              FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001
                                              ----------------------------------------------



                                                                                                                          Total
                                                 Common Stock            Note Due       Additional                     Stockholders'
                                          -------------------------      From Sale       Paid-In       Accumulated        Equity
                                            Shares        Amount         Of Stock        Capital        (Deficit)       (Deficit)
                                          ---------    ------------    ------------    ------------    ------------    ------------

Balances,
   December 31, 1999                      3,672,545    $  7,840,920    $       --      $  1,134,000    $ (4,886,650)   $  4,088,270
Exercise of warrants and options            429,207         404,406            --        (1,113,703)           --          (709,297)
Fair market value of warrants
   issued in connection
   with exercise of warrants                   --              --              --         1,113,703            --         1,113,703
Additional proceeds from the sale
   of common stock in
   partial settlement of debt                  --              --              --            98,948            --            98,948
Conversion of convertible debt               50,000         100,000            --              --              --           100,000
Value of beneficial conversion
   feature of convertible debentures           --              --              --           179,250            --           179,250
Common stock issued for
  loan fees                                 100,000         187,500            --              --              --           187,500
Stock based compensation for
  loan fees                                    --              --              --           804,307            --           804,307
Common stock issued for services             25,000          56,250            --              --              --            56,250
Issuance of stock under
   Employee Stock Plan                      840,000       1,680,000      (1,680,000)           --              --              --
Collections on note due from
   sale of stock                               --              --            12,600            --              --            12,600
Net (loss) for the year                        --              --              --              --        (1,856,018)     (1,856,018)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balances,
   December 31, 2000                      5,116,752      10,269,076      (1,667,400)      2,216,505      (6,742,668)      4,075,513
Exercise of warrants                        200,000         100,000            --              --              --           100,000
Conversion of convertible debt              498,364         175,000            --              --              --           175,000
Stock based compensation for
  loan fees                                    --              --              --            76,100            --            76,100
Stock based compensation for
  finders fee                                  --              --              --           192,457            --           192,457
Common stock issued for services            974,500         925,666            --              --              --           925,666
Stock purchased by the Company                 --              --           (12,600)           --              --           (12,600)
Cancellation of employee stock plan        (840,000)     (1,680,000)      1,680,000            --              --              --
Net (loss) for the year                        --              --              --              --        (7,427,035)     (7,427,035)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balances,
   December 31, 2001                      5,949,616    $  9,789,742    $       --      $  2,485,062    $(14,169,703)   $ (1,894,899)
                                       ============    ============    ============    ============    ============    ============



                                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STAEMENTS





                           POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

                                                                                  2001                 2000
                                                                              ------------          -----------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Reconciliation of net (loss) to net cash
      flows provided by (used in) operating activities:
         Net (loss) from continuing operations                                 $(4,279,316)         $(1,195,676)
         Deferred income taxes                                                   2,199,000             (425,000)
         Beneficial conversion feature of convertible debt                            --                179,250
         Stock issued for services                                                 925,666               56,250
         Stock issued for loan fees                                                   --                187,500
     Changes in assets and liabilities:
         Accounts receivable, related party                                        203,937               75,001
         Accrued Expenses                                                          100,000
         Inventories                                                               188,452             (833,125)
         Prepaid expenses                                                          343,794               40,000
                                                                               -----------          -----------
             Net cash flows (to) continuing operations                            (318,467)          (1,915,800)
             Net cash flows from (to) discontinued operations                     (688,485)             476,895
                                                                               -----------          -----------

                          Net Cash Flows (Used in) Operating Activities         (1,006,952)          (1,438,905)
                                                                               -----------          -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Payments received from employee stock purchase plan                              --                 12,600
     Repurchase of common stock                                                    (12,600)                --
                                                                               -----------          -----------
             Net cash flows (to) continuing operations                             (12,600)              12,600
             Net cash flows (to) discontinued operations                              --               (600,000)
                                                                               -----------          -----------

                          Net Cash Flows (Used in) Investing Activities            (12,600)            (587,400)
                                                                               -----------          -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                           --                404,405
     Proceeds from exercise of warrants                                            100,000                 --
     Advances on notes payable                                                   1,500,000              275,000
     Payments on notes payable                                                  (1,080,000)            (210,000)
     Advances on convertible debt                                                     --                865,000
                                                                               -----------          -----------
             Net cash flows from continuing operations                             520,000            1,334,405
             Net cash flows from discontinued operations                           470,000              650,000
                                                                               -----------          -----------

                        Net Cash Flows Provided by Financing Activities            990,000            1,984,405
                                                                               -----------          -----------

(DECREASE) IN CASH                                                                 (29,552)             (41,900)
CASH, beginning of year                                                            172,306              214,206
                                                                               -----------          -----------

CASH, end of year                                                              $   142,754          $   172,306
                                                                               ===========          ===========

Supplemental Cash Flow Information:
See Note 15

                              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        F-7

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 1 - BUSINESS ACTIVITY

Pollution Research and Control Corp., a California corporation, primarily designed, manufactured and marketed air pollution monitoring instruments, through its wholly-owned subsidiary Dasibi Environmental Corporation ("Dasibi"). The Company's wholly owned subsidiary Nutek, Inc. ("Nutek") is inactive. The Company's wholly owned subsidiary Logan Medical Devices, Inc. ("Logan") was renamed Dasibi China, Inc. ("Dasibi China") and is currently inactive.

The Company intended to spin-off Dasibi to its stockholders effective October 1, 2001 and discontinue operations. Instead, subsequent to year-end the Company sold Dasibi to one of its creditors in exchange for forgiveness of $1,500,000 in debt and accrued interest and a non-exclusive license agreement for all of the Dasibi's technology (see Note 19).

The Company intends to market and sell instruments that detect and monitor pollution and bio-hazardous particles utilizing the licensed technology from Dasibi.

Management's Plans
------------------
The Company has recently sold its operating subsidiary, Dasibi and has a working capital deficit and a capital deficit. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its efforts to raising capital and finalizing its products for sales.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------
The consolidated financial statements include the accounts of Pollution Research and Control Corp. and its wholly-owned subsidiaries . All significant intercompany balances and transactions have been eliminated in consolidation.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Joint Venture
---------------------------
The Company accounts for its investment in the joint venture under the equity method. (See Note 4)

Revenue Recognition
-------------------
Revenue is recognized upon shipment of products. Title of goods is transferred when the products are shipped from the Company's warehouse. Income not earned is recorded as deferred revenue.

Sales to the 50% Joint Venture are not considered earned until shipped by the Joint Venture. Revenue is recognized upon shipment of products. (See Note 4).

Inventories
-----------
Inventories are stated at the lower of cost (first-in first-out) basis or market.

Advertising Expenses
--------------------
The Company expenses advertising costs as incurred. During the years ended December 31, 2001 and 2000, the Company did not have significant advertising costs.

Property, Equipment and Leasehold Improvements and Depreciation
---------------------------------------------------------------
Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, generally five to ten years. Amortization of leasehold improvements is over the shorter of the life of the lease or five years. Total depreciation expense was $23,716 and $25,772 for the years ended December 31, 2001 and 2000, respectively.

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

Valuation of the Company's Common Stock
---------------------------------------
Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Black-Scholes Model to estimate the fair market value.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


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

Research and Software Development Costs
---------------------------------------
The Company has developed software to control its monitoring equipment available for sale, which are sold on a package basis. The software development costs were expensed as research and development costs as incurred. Revenues from software sold were insignificant during the years ended December 31, 2001 and 2000. Research and development expense was $92,173 and $53,465 for the years ended December 31, 2001 and 2000, respectively.

Income Taxes
------------
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences (see Note 9). At December 31, 2001 a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


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

Reclassification
----------------
Certain amounts reported in the Company's financial statements for the year ended December 31, 2000 have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for the Company for the fiscal year beginning January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning January 1, 2002 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000 the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has adopted this SAB and does not believe that adoption of this SAB will have a material impact on its financial statements.

NOTE 3 - INVENTORIES

Inventories at December 31, 2001 consisted of the following:

Raw materials                                                         $  626,363
Work in process                                                          102,934
Finished goods                                                         1,303,087
                                                                      ----------

     Total                                                            $2,032,384
                                                                      ==========

NOTE 4 - JOINT VENTURE

In December 2000 Dasibi entered into a Joint Venture Contract with Shenyang Dongyu Group Co. Ltd. ("The Joint Venture"). The Joint Venture manufactures and sells air pollution monitoring equipment and provides technical consultation and support as well as after-sale services. The business operates in Shenyang City, China. The term of the Joint Venture is 10 years. Operations commenced in 2001.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 4 - JOINT VENTURE (Continued)

Dasibi contributed $600,000 in cash and transferred internally developed technology for its current generation product line to the Joint Venture for a 50% joint venture interest. Dasibi was required to contribute an additional $200,000 cash and additional technology during the first year of operations of the Joint Venture. Dasibi has not contributed the additional $200,000 cash required by the agreement. The penalty for not making such payments is 1% of the amount not funded in the first three months of the breach of funding and 3% of the amount not funded during the time period thereafter. The funding was due in March 2001. Dasibi has not accrued the penalty amounts or recorded the contribution payable as of December 31, 2001 because management of Dasibi does not believe the penalty will be assessed. Dasibi's rights include electing two directors to the Board of Directors out of a total of six directors.

The Joint Venture had the following activity for the year ended December 31,
2001

Revenue                                                               $  33,960
Expenses                                                               (286,438)
                                                                      ---------

Net loss                                                              $(252,478)
                                                                      =========

Dasibi's share of net loss (50%)                                      $(126,239)
                                                                      =========

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements held by Dasibi at December 31, 2001 consisted of the following:

Machinery and equipment                                                 $ 84,787
Furniture and fixtures                                                    31,298
Leasehold improvements                                                   194,196
                                                                        --------
                                                                         310,281
Less accumulated depreciation and amortization                           256,617
                                                                        --------

                                                                        $ 53,664
                                                                        ========
NOTE 6 - DEFERRED RENT

Upon execution of a 10 year lease for its present facility in Glendale, California commencing July 1, 1994, the Company was granted 6 months "free" rent. As required by generally accepted accounting principles, rent expense is being recognized by amortizing the total minimum rentals payable under the lease over the terms of the lease on a straight-line basis. The deferred rent shown on the balance sheet as of December 31, 2001 represents the excess of the total amount charged to rent expense over the amounts actually due and payable under the lease as of such date, of which $14,534 has been classified as current and $24,236 as long term, respectively.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 7 - ACCRUED SETTLEMENTS

Nutek
-----
Under a settlement reached in 1998 and finalized in June 1999, the Company entered into a compromise settlement agreement with the previous major secured lender of Nutek to repay $468,000 through the issuance of 100,000 shares of the Company's common stock (market value of $1.75 per share on the date of issuance) and payment on February 1, 2000 of the remaining balance due, including interest accruing from the settlement date at 12% per annum. The shares were placed in escrow to be sold to reduce the balance owed under the settlement agreement. In addition, the Company issued warrants to purchase 20,000 shares of the Company's common stock at $.75 per share as an inducement to enter into the settlement agreement. The warrants were valued based upon the fair value method using the Black-Scholes European model and were recorded as loan fees expense.

The Company did not make its required payment in February 2000 and in March 2000 entered into an amendment to the compromise settlement agreement and agreed to place $200,000 in escrow for the remaining balance owed which was paid out during the year ended December 31, 2000 in full settlement of the obligation.

Other Settlement
----------------
During 1999 a director of the Company filed a lawsuit alleging that certain monies were due to him for prior salary by the Company. The Company filed a cross-complaint in December 1999.

During December 2000 the Company reached a settlement and was required to pay $107,750, of which $45,000 remained outstanding as of December 31, 2000, payable in three equal monthly installments. The payments were made in 2001 in full settlement of the obligation and dismissal of the litigation.

In March, 2000, a former director and entities controlled by him filed a lawsuit against Dasibi alleging breach of contract and fraud surrounding both the purchase and return of real property in the form of a training facility or business property in Macau, China and certain service contracts between Dasibi and the entities. During October 2001 a judgment was entered against Dasibi for $130,000, of which $100,000 remains outstanding and has been accrued.

NOTE 8 - NOTES PAYABLE, CONVERTIBLE DEBT AND LONG-TERM DEBT

Notes payable consisted of the following at December 31, 2001:

Note payable to individuals; interest at
      11% per annum; principal and interest
      due June 2001; unsecured; effective
      rate of interest, which includes values
      ascribed to stock compensation granted
      and other loan fees is 21%                                     $  200,000
Notes payable to individuals; interest at
      12% per annum; principal and interest
      due June 2001; unsecured; effective
      rate of interest, which includes values
      ascribed to stock compensation granted
      and other loan fees is 21.3%                                      100,000
Notes payable; interest at 18% per annum;
      principal and interest due June 2002; unsecured;
      effective rate of interest, which includes
      values ascribed to stock compensation
      granted and other loan fees is 18%                                200,000

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 8 - NOTES PAYABLE AND CONVERTIBLE DEBT (Continued)

Notes payable by Dasibi; interest at 12% per annum;
      principal and interest due February 2001;
      unsecured; due date verbally extended; effective
      rate of interest, which includes values ascribed
      to stock compensation granted and other loan
      fees is 18.6% (see Note 18)                                     1,120,000
Note payable by Dasibi; interest at 12% per annum; principal and interest due August 2001; unsecured;
      effective rate of interest, which includes
      values ascribed to stock compensation
      granted and other loan fees is 142.46% (see Note 18)              100,000
Demand note under Ex-Im Bank authorization at Wall
      Street Journal Prime rate + 3.0% per annum
      (8.75% at December 31, 2001); matures
      March 31, 2002; secured by customer line of
      credit; effective rate of interest, which
      includes values ascribed to stock compensation
      granted and other loan fees is 9.20%                              320,000
Notes payable interest at 10% per annum; principal
      and interest due June 2002; unsecured;
      effective rate of interest, which includes
      values ascribed to stock compensation
      granted and other loan fees is 16.67%                              75,000
                                                                    -----------

                                                                      2,115,000
                                                                    -----------
Convertible debt consisted of the following at December 31, 2001:

Convertible debenture; interest at 12% per annum
      due monthly; principal due June 2002;
      convertible at the lesser of 80% of the market
      price of the common stock on the date
      of conversion or 115% of the market price of
      the common stock on May 28, 1999; effective rate
      of interest, which includes values ascribed to
      stock compensation granted and other loan fees is 12%             400,000
Convertible debenture; interest at 12% per annum due
      monthly; principal due June 2002; convertible at the
      lesser of 85% of the market price of the common
      stock on the date of conversion or $2.00; effective
      rate of interest, which includes values ascribed to
      stock based compensation granted,
      and other loan fees is 29%                                        500,000
Convertible debenture; interest at 9% per annum due
      monthly; principal due July 2002; convertible at
      the lesser of 80% of the market price of the
      common stock on the date of conversion or $2.34;
      effective rate of interest, which includes
      values ascribed to stock based compensation
      granted, and other loan fees is 54.9%                             340,000
                                                                     ----------

                                                                      1,240,000
                                                                     ----------

                                                                     $3,355,000
                                                                     ==========

During 2000 the Company sold convertible debentures, which included beneficial conversion features at rates less than market value. The convertible debentures are convertible to common stock at rates ranging from 80% to 85% of the trading price of the common stock on the date of conversion or prices ranging from $2.00 to $2.34, whichever is less. The Company recognized additional interest costs related to the beneficial conversion features of $-0- and $179,250 during the years ended December 31, 2001 and 2000, respectively.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 9 - INCOME TAXES

The components of deferred tax assets and (liabilities) is as follows:

                                                                      2001
                                                                  -------------

Total deferred tax assets                                         $   4,596,000
Less valuation allowance                                             (4,596,000)
                                                                  -------------
Net deferred tax asset                                            $
                                                                  =============


The provision (benefit) for income taxes consists of the following:
                                             2001                  2000
                                     -----------------     -----------------
Current                              $            --       $            --
Deferred                                     3,387,000              (728,000)
                                     -----------------     -----------------

                                     $       3,387,000     $        (728,000)
                                     =================     =================

The income tax provision (benefit) for the years ended December 31, 2001 and 2000 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:


                                                                                  2001                  2000
                                                                          -----------------     -----------------
Computed expected income tax provision (benefit)                          $      (1,414,000)    $        (842,000)
Non-deductible meals and entertainment                                                  --                  6,000
Temporary differences for items deductible from (includible in)
taxable income in future years:
         Depreciation                                                                   --                  1,000
         Inventory valuation allowance                                              (33,000)               20,000
         Bad debt allowance                                                         (12,000)                1,000
         Other                                                                          --                  1,000
Estimated loss on discontinued operations                                           171,000                   --
Net operating loss carryforward increased                                         1,140,000               618,000
Stock-based expenses                                                                148,000               195,000
Increase (decrease) in valuation allowance                                        3,387,000              (728,000)
Discontinued operations                                                          (1,188,000)              303,000
                                                                          -----------------     -----------------

     Income tax provision (benefit)                                       $       2,199,000     $        (425,000)
                                                                          =================     =================


              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 9 - INCOME TAXES (Continued)

The components of the deferred tax assets and (liabilities) as of December 31, 2001 were as follows:

Deferred tax assets:
Temporary differences:
     Allowance for doubtful accounts                               $      --
     Inventory valuation allowance                                        --
     Accrued expenses                                                    16,000
     Loss on previous joint venture investment with Logan                66,000
     Tax depreciation in excess of book depreciation                     (4,000)
     Net operating loss carryforward                                  4,637,000
     Valuation allowance                                             (4,715,000)
                                                                   ------------
     Net long-term deferred tax asset                              $      --
                                                                   ============


The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2001 and 2000:
                                                         2001        2000
                                                      ---------     ----------
     Allowance for doubtful accounts                $  (14,000)    $    1,000
     Inventory valuation allowance                      (38,000)        23,000
     Accrued expenses                                     1,000            --
     Depreciation                                        (1,000)        (1,000)
     Increase in net operating loss carryforward      1,304,000        705,000
     Change in valuation allowance                   (2,263,000)           --
     Discontinued opertions                          (1,188,000)           --
                                                    -----------     ---------

                                                    $(2,199,000)    $  728,000
                                                    ===========     ==========

As of December 31, 2001 the Company has net operating loss carryforwards available to offset future taxable income of approximately $11,590,000 expiring in 2005 through 2021. Of this amount approximately $7,294,000 is attributable to the Company and approximately $4,296,000 is attributable to Dasibi.

NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

Issuance of Common Stock

In February 2000 the Company issued 100,000 shares of common stock valued at $187,500.

In March and September 2000 convertible debenture holders converted a total of $100,000 to 50,000 shares of common stock.

In March 2000 warrants and options were exercised for $404,406 and the Company issued 429,207 shares of common stock. As an incentive to exercise, the Company granted the warrant and option holders additional warrants to purchase 429,207 shares of the Company's common stock, with exercise prices ranging from

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

$3.10 to $4.00, expiring in 2003. The additional warrants have been valued at $1,113,703 which was recorded as a reduction of the net proceeds generated from the exercise of the warrants and options.

In April, November and December 2001 the Company issued a total of 274,500 shares of common stock as payment for services valued at $225,666, based upon the market value of the Company's common stock on the date of issuance.

Preferred Stock
---------------
The Company is authorized to issue up to 20,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors. The Series A Preferred Stock have voting rights but no dividend rights.

Consulting Agreement
--------------------
In January 2001 the Company entered into an agreement with Silverline Partners, Inc., to provide consulting services to locate and form alliances with well-financed, European companies with synergistic technologies. In January 2001 the Company issued 700,000 restricted shares of common stock valued at $700,000 based upon the price of the Company's common stock on the day of issuance to Silverline Partners under the agreement. The Company recognized $700,000 in expense during the year ended December 31, 2001.

Warrants and Options
--------------------
In January 2001 the Company issued 228,571 options to purchase common stock for $0.875 per share, expiring in January 2004 and valued at $192,457 as a finder's fee in connection with a proposed business combination. In estimating the above expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 4.73%, volatility was estimated at 103%, the expected life was three years.

In connection with debt financing during the year ended December 31, 2001, the Company granted options to purchase 100,000 shares of common stock at $1.00 per share and 100,000 shares of common stock at $.50 per share. Options issued with the debt financing were valued using the fair market value using the Black-Scholes model totaling $76,100.

In connection with debt financing during the year ended December 31, 2000, the Company granted warrants to purchase 131,400 shares of common stock at $2.2875 per share, 100,000 shares of common stock at $2.25 per share, and 200,000 shares of common stock at $4.50 per share valued at $640,705. In estimating the above expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 6.34%, volatility was estimated at 102%, the expected life was three years.

Employee Stock Option Plan
--------------------------
On June 29, 2000 the Company adopted the Employees' Stock Option Plan (the Plan) which provides for the granting of options to officers, directors, employees and consultants. 1,500,000 shares of common stock are reserved under the plan for

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

the granting of options. The Plan was to be in effect until June 29, 2010, unless extended by the Company's stockholders. The options are exercisable to purchase stock for a period of ten years from the date of grant.

Incentive Stock Options granted pursuant to this Plan may not have an option price that is less than the fair market value of the stock on the date the option is granted. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of the grant.

The Company granted options to employees to purchase 840,000 shares of the Company's common stock exercisable at $2.00 per share on June 29, 2000. (See
Note 11). The options were immediately exercised and an Employee Stock Plan Receivable was recorded. Employees made payments through payroll deductions.

In October 2001 the Plan was terminated and the Company returned all funds received through applicable payroll deductions to employees and the 840,000 shares were returned to the Company and retired.

The following table summarizes the activity of options and warrants for the two years ended December 31, 2001:

                                                                                    Weighted
                                                                                     Average
                                                     Number of                      Exercise        Exercise
                                             Options           Warrants              Price           Amount
                                             -------           --------              -----           ------

Outstanding, December 31, 1999              896,500               651,331           $   2.03       $ 3,253,595

Exercised                                  (871,875)             (397,332)              1.64        (2,084,405)
Granted                                   1,003,000               980,607               2.79         5,526,903
Expired                                    (410,000)                 --                 3.43        (1,405,000)
                                        -----------           -----------                          -----------

Outstanding, December 31, 2000              617,625             1,234,606               2.86         5,291,093

Exercised                                      --                    --              --                   --
Granted                                   1,378,571                  --                  .40           546,142
Expired                                    (109,375)              (25,000)              1.85          (248,063)
                                        -----------           -----------                          -----------

Outstanding, December 31, 2001            1,886,821             1,209,606           $   1.81       $ 5,589,172
                                        ===========           ===========                          ===========


              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 11 - STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $192,457 and $522,593 during the years ended December 31, 2001 and 2000, respectively. The Company also had stock-based compensation which was recorded as capitalized loan fees of $-0- and $347,444 during the years ended December 31, 2001 and December 31, 2000, respectively.

In September 2001 the Company granted 1,150,000 stock options to an employee, exercisable at $.30 and expiring in 2004. During the year ended December 31, 2000, 840,000 employee options were granted . The options were immediately exercised, and, therefore, had no value. Had the Company adopted the fair value method with respect to options issued to employees as well, there would be no additional charges to operations in 2001 and 2000.

The Company did not adopt the fair value method with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well, an additional $220,800 would have been charged to income in 2001, proforma net loss would have been $7,547,835 and net loss per share would have been $1.27 on the basic and diluted basis. In estimating the above expenses, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 6.25%, volatility was estimated at 98%, the expected life was three years.

NOTE 12 - EARNINGS PER SHARE

                                                              For the Year Ended December 31, 2001
                                                      ------------------------------------------------------
                                                                                                      Per
                                                        (Loss)                    Shares              Share
                                                      (Numerator)             (Denominator)           Amount
                                                      -----------             -------------           ------

Basic EPS
     (Loss) available to common stockholders          $(7,427,035)              5,924,222            $  (1.25)

Effect of Dilutive Securities
     Convertible debt, options and warrants                  --                      --                  --
                                                      -----------             -----------            --------

Diluted EPS
     (Loss) available to common stockholders
      including assumed conversions                   $(7,427,035)              5,924,222            $  (1.25)
                                                      ===========             ===========            ========







              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 12 - EARNINGS PER SHARE (Continued)

As of December 31, 2001, there were 1,946,427 warrants and options outstanding which were not included in the diluted earnings per share because their effect was anti-dilutive for the period presented.

                                                                  For the Year Ended December 31, 2000
                                                         -----------------------------------------------------
                                                                                                        Per
                                                          (Loss)                  Shares                Share
                                                         (Numerator)           (Denominator)            Amount
                                                         -----------           -------------            ------
Basic EPS
     (Loss) available to common stockholders            $(1,856,018)              4,540,847            $  (.41)

Effect of Dilutive Securities
     Convertible debt, options and warrants                    --                      --               --
                                                        -----------             -----------            -------

Diluted EPS
     (Loss) available to common stockholders
       including assumed conversions                    $(1,856,018)              4,540,847            $  (.41)
                                                        ===========             ===========            =======



As of December 31, 2000, there were 1,852,231 warrants and options outstanding which were not included in the diluted earnings per share because their effect was anti-dilutive for the period presented.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------
The Company leases its facilities under long-term non-cancelable operating leases. The lease terms provide for increases in future minimum rental payments based on the Consumer Price Index, and an option to purchase during the lease term. The Company assigned the lease to Dasibi in March 2002 (see Note 18). Future minimum lease commitments as of December 31, 2001 are as follows:

       Year Ended                 Total
      December 31,              Commitments
      ------------           -------------------

          2002               $           291,000
          2003                           291,000
          2004                           145,000
                             -------------------

          Total              $           727,000
                             ===================

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)
Total rentals under all operating leases charged against income amounted to $349,681 and $424,785 for the years ended December 31, 2001 and 2000, respectively.


The Company was in default under the terms of the facilities lease at December 31, 2001 for nonpayment of rent. As of March 22, 2002 this situation was not remedied.

Employment Agreements
---------------------
The Company was obligated to make certain minimum salary payments to the Chief Executive Officer and other employee/directors. These agreements were terminated during 2001.

Litigation
----------
The Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company advanced $203,937 to the former stockholders of Dasibi China. The receivable was secured by equipment and was non-interest bearing. During 2001 the receivable was deemed uncollectible and was written off.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

No cash was paid for income taxes during the years ended December 31, 2001 or 2000. Cash paid for interest was $77,734 and $174,880 during the years ended December 31, 2001 and 2000, respectively.

NOTE 16 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables exist due to large balances with a few customers. At December 31, 2001, the accounts receivable balance from two significant customers was $182,731, or 71% of the total accounts receivable balance. Ongoing credit evaluations of customers' financial conditions are performed and generally no collateral is required. The Company maintains reserves for potential credit losses, and such losses in the aggregate have not exceeded management's expectations. Customers are located throughout the world.

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 17 - FOREIGN SALES

The following table sets forth certain information regarding the Company's foreign sales for the last two fiscal years:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                     2001             2000
                                                  -------------    -------------
Aggregate sales to unaffiliated
 foreign customers were approximately:

Europe and The United Kingdom                     $     275,000    $     341,000
Asia and Pacific Rim                              $   1,254,000    $   1,438,000
Latin America and Other                           $      -         $     157,000

NOTE 18 - DISCONTINUED OPERATIONS

The Company has reported the operations of Dasibi as discontinued operations effective October 1, 2001, the measurement date. The Company sold Dasibi on March 18, 2002 and closed on March 25, 2002. Dasibi had assets of approximately $967,000 and liabilities of approximately $2,072,000 as of December 31, 2001 and a loss from operations from October 1, 2001 to December 31, 2001 of approximately $1,107,708.

Spin Off
--------
In October 2001 the Company entered into a plan to spin-off its wholly owned subsidiary, Dasibi Environmental Corporation to the stockholders of the Company and to retain a 15% interest in Dasibi. Subsequent to the adoption of the plan, in February 2002, it was determined that the plan would not have met certain California and Securities and Exchange Commission of the United States' regulations for spin-offs without unreasonable effort or expense. The Company cancelled the spin-off transaction and sold Dasibi to an individual. The Board of directors concluded that it was in the Company's and its stockholders' best interests to terminate the plan to spin-off.

Sale of Subsidiaries
--------------------
In March 2002 the Company entered into an agreement to sell Dasibi to one of its note holders in exchange for the forgiveness of $1,500,000 of debt, including $1,220,000 which was outstanding at December 31, 2001. The purchaser assumed all liabilities of Dasibi as of the date of the agreement. The Company retained ownership of the inventory of Dasibi without limitation. The Company has granted options to the purchaser of the subsidiaries to purchase the Company's common stock as follows; 50,000 at $0.25 per share, 100,000 at $0.50 per share, 528,571 at $0.875 per share, 100,000 at $1.00 per share and 21,875 at $3.10 per share. The options are vested immediately and expire in March 2005. The options are

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                 ----------------------------------------------


NOTE 19 - SUBSEQUENT EVENTS (Continued)

valued at the fair market value of $160,993 on the date of grant utilizing the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 4.73%, volatility was estimated at 99.86%, the expected life was three years.

The Company was granted a non-exclusive license for all products, software, technologies and other intellectual property (including the use of the name Dasibi and Dasibi Environmental Corp.) of Dasibi throughout the world with the exception of the Peoples Republic of China. The license agreement does not expire.

Certain information with respect to discontinued operations of Dasibi is as follows:



                                                                     2001
                                                              ------------------
Current assets, primarily accounts receivable                 $          415,500
Non-current assets, primarily investment in joint venture                551,500
                                                              ------------------

            Total Assets                                      $          967,000
                                                              ==================


Current liabilities, primarily notes payable                  $        2,047,800
Non-current liabilities, primarily deferred rent                          24,200
                                                              ------------------

            Total Liabilities                                 $        2,072,000
                                                              ==================

Net Liabilities of Dasibi                                     $        1,105,000
                                                              ==================


                                                                     2001                  2000
                                                              ------------------    -----------------

Net sales                                                     $        2,393,681    $        3,636,622
Cost of sales                                                          1,897,795             2,363,340
                                                              ------------------    ------------------

Gross profit                                                             495,886             1,273,282
                                                              ------------------    ------------------

Operating expenses                                                     1,968,261             2,236,624
                                                              ------------------    ------------------

(Loss) before income tax expense (benefit)                            (1,472,375)             (963,342)
Income tax expense (benefit)                                           1,188,000              (303,000)
                                                              ------------------    ------------------

(Loss) from discontinued operations                           $       (2,660,375)   $         (660,342)
                                                              ==================    ==================


                                  Exhibit Index



Item
Number                              Description
------                              -----------


3.1            Articles of Incorporation of A. E. Gosselin Engineering, Inc.
               (now "PRCC") (incorporated herein by reference to Exhibit 3(a) to the Amendment No. 1 to the Registration Statement on Form 10 of Dasibi Environmental Corporation (now "Pollution Research and Control Corp." or "PRCC")).

3.2            Certificate of Amendment of Articles of Incorporation of A. E.
               Gosselin Engineering, Inc. (now "PRCC") (incorporated herein by reference to Exhibit 3(a) to the Amendment No. 1 to the Registration Statement on Form 10 of Dasibi Environmental Corporation (now "PRCC")).

3.3 Certificate of Amendment of Articles of Incorporation of Dasibi Environmental Corp. (now "PRCC") (incorporated herein by reference to Exhibit 3(a) to the Amendment No. 1 to the Registration Statement on Form 10 of Dasibi Environmental Corporation (now "PRCC")).

3.4            Amended and Restated Bylaws of PRCC.*

4.1 Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 33-26558) of PRCC dated January 17, 1989).

4.2 Form of Unit Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 33-26558) of PRCC dated January 17, 1989).

4.3 Form of Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 33-26558) of PRCC dated January 17, 1989).

10.1 Warrant to Purchase 7,500 shares of Common Stock issued to Frost & Company P.S. on February 10, 1987 (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 33-26558) of PRCC dated January 17, 1989).

10.2 Employees' Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 33-26558) of PRCC dated January 17, 1989).

10.3 Stock Option Agreement dated May 28, 1991, between PRCC and Lee Sion (incorporated herein by reference to Exhibit 10.14 to the Transition Report on Form 10-K for the transition period ended June 30, 1991).

10.4 Stock Option Agreement dated May 28, 1991, between PRCC and Albert E. Gosselin, Jr. (incorporated herein by reference to
               Exhibit 10.15 to the Transition Report on Form 10-K for the transition period ended June 30, 1991).

10.5 Stock Option Agreement dated May 28, 1991, between PRCC and Gary Dudley (incorporated herein by reference to Exhibit 10.13 to the Transition Report on Form 10-K for the transition period ended June 30, 1991).

10.6           Agreement dated November 1, 1991, between PRCC and KVB, Inc.
               (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1991).

10.7 Purchase Agreement dated as of December 2, 1991, between PRCC and CSC Industries, Inc. and affiliated companies Pension Plans Trust (incorporated herein by reference to Exhibit 10.7 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.8 Warrant dated as of December 2, 1991, issued to CSC Industries, Inc. and affiliated companies Pension Plans Trust (incorporated herein by reference to Exhibit 10.8 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.9 Purchase Agreement dated as of December 9, 1991, between PRCC and Richard M. Molinsky (incorporated herein by reference to Exhibit
               10.9 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.10          Warrant dated as of December 9, 1991, issued to Richard M.
               Molinsky (incorporated herein by reference to Exhibit 10.10 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.11 Purchase Agreement dated as of December 11, 1991, between PRCC and Global Environment Fund (incorporated herein by reference to Exhibit 10.11 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.12 Warrant dated as of December 11, 1991, issued to Global Environment Fund (incorporated herein by reference to Exhibit
               10.7 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.13 Purchase Agreement dated as of December 13, 1991, between PRCC and Robert A. Tantleff (incorporated herein by reference to Exhibit 10.13 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.14          Warrant dated as of December 2, 1991, issued to Robert A.
               Tantleff (incorporated herein by reference to Exhibit 10.14 to the Amendment No. 1 to the Registration Statement on form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.15 Purchase Agreement dated as of December 16, 1991, between PRCC and Stanley Baker (incorporated herein by reference to Exhibit
               10.15 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.16 Warrant dated as of December 16, 1991, issued to Stanley Baker (incorporated herein by reference to Exhibit 10.15 to the Amendment No. 1 to the Registration Statement on form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.17 Purchase Agreement dated as of December 16, 1991, between PRCC and Bruce Lynch (incorporated herein by reference to Exhibit
               10.17 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.18 Warrant dated as of December 16, 1991, issued to Bruce Lynch (incorporated herein by reference to Exhibit 10.18 to the Amendment No. 1 to the Registration Statement on form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.19 Purchase Agreement dated as of December 16, 1991, between PRCC and John Kilmartin (incorporated herein by reference to Exhibit
               10.19 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.20 Warrant dated as of December 16, 1991, issued to John Kilmartin (incorporated herein by reference to Exhibit 10.20 to the Amendment No. 1 to the Registration Statement on form S-1 (File No. 33-43124) of PRCC dated December 23, 1991).

10.21 Consulting Agreement dated January 3, 1992, between PRCC and Total Software, Inc. (incorporated herein by reference to Exhibit
               10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.22 Option Agreement dated January 3, 1992, between PRCC and Total Software, Inc. (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.23 Option Agreement dated March 11, 1992, between PRCC and Total Software, Inc. (incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.24 Agreement dated March 5, 1992, between PRCC and Lee Sion (incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.25 Option Agreement dated June 22, 1992, between PRCC and Total Software, Inc. (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.26 Option Agreement dated June 22, 1992, between PRCC and Total Software, Inc. (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.27 Agreement, and Bill of Sale dated February 18, 1994, between PRCC and General Monitors, Inc. (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994).

10.28 Stipulation of Settlement dated February 1994, between PRCC and Diversified Research Partners Limited Partnership (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994).

10.29 Requirements Contract dated March 10, 1994, between PRCC and Logan Research, Ltd. (incorporated herein by reference to Exhibit
               10.34 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994).

10.30 Final Judgment of Permanent Injunction and Other Relief as to PRCC dated July 7, 1994 in Case Number 1.94CV01425, the Securities and Exchange Commission v. PRCC, Albert E. Gosselin and Cynthia Gosselin (incorporated herein by reference to Exhibit
               10.38 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994).

10.31 Final Judgment of Permanent Injunction and Other Relief as to PRCC dated July 13, 1994 in Case Number 1.94CV01425, the Securities and Exchange Commission v. PRCC, Albert E. Gosselin and Cynthia Gosselin (incorporated herein by reference to Exhibit
               10.39 to the Annual Report on Form 10KSB for the fiscal year ended December 31, 1994).

10.32 Consent of Albert E. Gosselin dated June 7, 1994, in Case Number 1.94CV0125, the Securities and Exchange Commission v. PRCC, Albert E. Gosselin and Cynthia Gosselin (incorporated herein by reference to Exhibit 10.40 to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1994).

10.33 Warrant to purchase 40,000 shares of Common Stock of PRCC dated January 22, 1990, issued to Marty Williams (incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.34 Amendment to Warrant to purchase shares of Common Stock of PRCC dated January 22, 1990, issued to Marty Williams (incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7,
               1995).

10.35 Warrant to purchase 202,500 shares of Common Stock of PRCC dated December 2, 1991, issued to CSC Industries, Inc. and affiliated companies (incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.36 Amendment Warrant to purchase Common Stock of PRCC of CSC Industries, Inc. and affiliated companies Pension Plans Trust dated effective June 6, 1994 (incorporated herein by reference to Exhibit 4.12 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.37 Warrant to purchase 67,500 shares of Common Stock of PRCC dated December 8, 1991, issued to Richard M. Molinsky (incorporated herein by reference to Exhibit 4.13 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7,
               1995).

10.38          Amendment Warrant to purchase Common Stock of PRCC of Richard M.
               Molinsky dated effective June 6, 1994 (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.39 Warrant to purchase 135,000 shares of Common Stock of PRCC dated December 11, 1991, issued to Kingsley & Co. (formerly Global Environment Fund) (incorporated herein by reference to Exhibit
               4.15 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.40 Amendment Warrant to purchase Common Stock of PRCC of Kingsley & Co. (formerly Global Environment Fund) dated effective June 6, 1994 (incorporated herein by reference to Exhibit 4.16 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.41 Warrant to purchase 67,500 shares of Common Stock of PRCC dated December 13, 1991, issued to A. Robert Tantleff (incorporated herein by reference to Exhibit 4.17 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7,
               1995).

10.42          Amendment to Warrant to purchase Common Stock of PRCC of A.
               Robert Tantleff dated effective June 6, 1994 (incorporated herein by reference to Exhibit 4.18 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.43           Warrant to purchase 101,250 shares of Common Stock of PRCC dated
               December 16, 1991, issued to Stanley Becker (incorporated herein by reference to Exhibit 4.19 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.44 Amendment to Warrant to purchase Common Stock of PRCC of Stanley Becker dated effective June 6, 1994 (incorporated herein by reference to Exhibit 4.20 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.45 Warrant to purchase 27,000 shares of Common Stock of PRCC dated December 16, 1991, issued to John Kilmartin (incorporated herein by reference to Exhibit 4.21 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.46 Amendment to Warrant to purchase Common Stock of PRCC of John Kilmartin dated effective June 6, 1994 (incorporated herein by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.47 Warrant to purchase 74,250 shares of Common Stock of PRCC dated December 16, 1991, issued to Bruce Lynch (incorporated herein by reference to Exhibit 4.23 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.48 Amendment to Warrant to purchase Common Stock of PRCC of Bruce Lynch dated effective June 6, 1994 (incorporated herein by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.49 Warrant to purchase 25,000 shares of Common Stock of PRCC of Michael Young dated May 24, 1991 (incorporated herein by reference to Exhibit 4.25 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.50 Amendment to Warrant to purchase Common Stock of PRCC of Michael Young dated effective June 6, 1994 (incorporated herein by reference to Exhibit 4.26 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.51 Warrant to purchase 12,000 shares of Common Stock of PRCC dated December 16, 1991, issued to Kennedy Capital Management (incorporated herein by reference to Exhibit 4.27 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.52 Amendment to Warrant to purchase Common Stock of PRCC of Kennedy Capital Management dated effective June 6, 1994 (incorporated herein by reference to Exhibit 4.28 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7,
               1995).

10.53 PRCC Common Stock Purchase Warrant for the purchase of 60,000 shares of the Equity Group Inc. dated August 31, 1993 (incorporated herein by reference to Exhibit 4.29 to the Registration Statement on form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.54 Warrant to purchase 7,500 shares of Common Stock of PRCC dated November 8, 1993, issued to Stanley Becker (incorporated herein by reference to Exhibit 4.30 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.55 Amendment to Warrant to purchase Common Stock of PRCC of Stanley Becker dated effective June 6, 1994 (incorporated herein by reference to Exhibit 4.31 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.56 Warrant to Purchase 5,500 Shares of Common Stock of PRCC of Bruce Lynch dated November 8, 1993 (incorporated herein by reference to Exhibit 4.32 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.57 Amendment to Warrant to Purchase Common Stock of PRCC of Bruce Lynch dated effective June 6, 1994 (incorporated herein by reference to Exhibit 4.33 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.58 Warrant to purchase 7,500 shares of Common Stock of PRCC dated November 8, 1993 , issued to Robert Tantleff (incorporated herein by reference to Exhibit 4.34 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.59 Amendment to Warrant to purchase Common Stock of PRCC of Robert Tantleff dated effective June 6, 1994 (incorporated herein by reference to Exhibit 4.35 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.60 Warrant to Purchase 5,000 Shares of Common Stock of PRCC of Edward G. Lowell dated November 8, 1995 (incorporated herein by reference to Exhibit 4.36 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.61 Option to Purchase 25,500 Shares of Common Stock of PRCC of Randy Foy dated July 4, 1994. (incorporated herein by reference to Exhibit 4.37 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7, 1995).

10.62 Amendment to Warrant to purchase Common Stock of PRCC of Frost and Company P.S dated effective February 9, 1992 (incorporated herein by reference to Exhibit 4.38 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June 7,
               1995).

10.63 Amendment to Warrant to purchase Common Stock of PRCC of Kial, Ltd. dated effective January 9, 1992 (incorporated herein by reference to Exhibit 4.39 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated June.

10.64 Option to Purchase 40,000 Shares of Common Stock of PRCC of Albert E. Gosselin, Jr. dated as of June 29, 1995 (incorporated herein by reference to Exhibit 4.40 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated January 17, 1996).

10.65 Option to Purchase 20,000 Shares of Common Stock of PRCC of Cindy Gosselin dated as of June 29, 1995 (incorporated herein by reference to Exhibit 4.41 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated January 17, 1996).

10.66 Option to Purchase 20,000 Shares of Common Stock of PRCC of Barbara L. Gosselin dated as of June 29, 1995 (incorporated herein by reference to Exhibit 4.42 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated January 17, 1996).

10.67 Option to Purchase 20,000 Shares of Common Stock of PRCC of Gary Dudley dated as of June 29, 1995 (incorporated herein by reference to Exhibit 4.43 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated January 17, 1996).

10.68 Option to Purchase 20,000 Shares of Common Stock of PRCC of Marcia Smith dated as of June 29, 1995 (incorporated herein by reference to Exhibit 4.44 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated January 17, 1996).

10.69          Option to Purchase 20,000 Shares of Common Stock of PRCC of Craig
               E. Gosselin dated as of June 29, 1995 (incorporated herein by reference to Exhibit 4.45 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated January 17, 1996).

10.70 Option to Purchase 20,000 Shares of Common Stock of PRCC of Keith Gosselin dated as of June 29, 1995 (incorporated herein by reference to Exhibit 4.46 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated January 17, 1996).

10.71 Option to Purchase 10,000 Shares of Common Stock of PRCC of Mike Chu dated as of June 29, 1995 (incorporated herein by reference to Exhibit 4.47 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated January 17, 1996).

10.72 Option to Purchase 10,000 Shares of Common Stock of PRCC of Kimberly Chu dated as of June 29, 1995 (incorporated herein by reference to Exhibit 4.48 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated January 17, 1996).

10.73 Option to Purchase 5,000 Shares of Common Stock of PRCC of Tolly Smith dated as of June 29, 1995 (incorporated herein by reference to Exhibit 4.49 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated January 17, 1996).

10.74 Option to Purchase 25,000 Shares of Common Stock of PRCC of dated as of June 29, 1995 (incorporated herein by reference to Exhibit
               4.50 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated January 17, 1996).

10.75          Option to Purchase 200,000 Shares of Common Stock of PRCC of J.
               Paul Consulting Group dated as of July 18, 1995 (incorporated herein by reference to Exhibit 4.51 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-60035) of PRCC dated January 17, 1996).

10.76 9% Debenture due June 28, 2006, in the face amount of $285,714.29 bearing interest quarterly commencing June 30, 1998. (incorporated herein by reference to Exhibit 10.90 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.77 Option to Purchase 10,000 Shares of Common Stock of PRCC issued to Phil Huss dated as of April 1, 1996 between PRCC and Phil Huss (incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.78 Consulting Agreement dated as of May 30, 1996, between PRCC and Liviakis Financial Communications, Inc. (incorporated herein by reference to Exhibit 4.12 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.79 Non-Qualified Stock Option Agreement dated as of May 30, 1996, between PRCC and Liviakis Financial Communications, Inc. (incorporated herein by reference to Exhibit 4.13 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.80 Non-Qualified Stock Option Agreement dated as of May 30, 1996, between PRCC and Robert B. Prag. (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.81 Amendment to Non-Qualified Stock Option Agreement dated July 31, 1996, between PRCC and Liviakis Financial Communications, Inc. (incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.82 Amendment to Non-Qualified Stock Option Agreement dated July 31, 1996, between PRCC and Robert Prag (incorporated herein by reference to Exhibit 4.16 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.83 Amendment to Consulting Agreement dated as of May 30, 1996, between PRCC and Liviakis Financial Communications, Inc. dated July 31, 1996 (incorporated herein by reference to Exhibit 4.17 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.84 Option to Purchase 55,000 Shares of Common Stock of PRCC issued to Aubrey Hornsby. Option Agreement dated as of May 31, 1996 between PRCC and Aubreu Hornsby (incorporated herein by reference to Exhibit 10.99 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.85 Option to Purchase 40,000 Shares of Common Stock of PRCC issued to Ernestine Taylor. Option Agreement dated as of May 31, 1996 between PRCC and Ernestine Taylor (incorporated herein by reference to Exhibit 10.100 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.86 Option to Purchase 30,000 Shares of Common Stock of PRCC issued to Debbie Kendrick. Option Agreement dated as of May 31, 1996 between PRCC and Debbie Kendrick (incorporated herein by reference to Exhibit 10.101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.87 Option to Purchase 25,000 Shares of Common Stock of PRCC issued to Roland Fink. Option Agreement dated as of May 31, 1996 between PRCC and Roland Fink (incorporated herein by reference to Exhibit
               10.102 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.88 Option to Purchase 20,000 Shares of Common Stock of PRCC issued to Charles Conner. Option Agreement dated as of May 31, 1996 between PRCC and Charles Conner (incorporated herein by reference to Exhibit 10.103 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.89 Option to Purchase 20,000 Shares of Common Stock of PRCC issued to Patricia Cudd. Option Agreement dated as of May 31, 1996 between PRCC and Patricia Cudd (incorporated herein by reference to Exhibit 10.104 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.90 Option to Purchase 20,000 Shares of Common Stock of PRCC issued to Jeffrey Harkey. Option Agreement dated as of May 31, 1996 between PRCC and Jeffrey Harkey (incorporated herein by reference to Exhibit 10.105 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.91 Option to Purchase 10,000 Shares of Common Stock of PRCC issued to James Bowers. Option Agreement dated as of May 31, 1996 between PRCC and James Bowers (incorporated herein by reference to Exhibit 10.106 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.92 Option to Purchase 10,000 Shares of Common Stock of PRCC issued to Michael Jones. Option Agreement dated as of May 31, 1996 between PRCC and Michael Jones (incorporated herein by reference to Exhibit 10.107 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.93 Option to Purchase 10,000 Shares of Common Stock of PRCC issued to Charles McQuaig. Option Agreement dated as of May 31, 1996 between PRCC and Charles McQuaig (incorporated herein by reference to Exhibit 10.108 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.94 Option to Purchase 10,000 Shares of Common Stock of PRCC issued to Daniel Patanjo. Option Agreement dated as of May 31, 1996 between PRCC and Daniel Patanjo (incorporated herein by reference to Exhibit 10.109 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.95 Option to Purchase 10,000 Shares of Common Stock of PRCC issued to Karen Perry. Option Agreement dated as of May 31, 1996 between PRCC and Karen Perry (incorporated herein by reference to Exhibit
               10.110 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.96 Option to Purchase 10,000 Shares of Common Stock of PRCC issued to Ricky Sonnier. Option Agreement dated as of May 31, 1996 between PRCC and Ricky Sonnier (incorporated herein by reference to Exhibit 10.111 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.97 Option to Purchase 10,000 Shares of Common Stock of PRCC issued to Victor Valerio. Option Agreement dated as of May 31, 1996 between PRCC and Victor Valerio (incorporated herein by reference to Exhibit 10.112 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.98 Option to Purchase 5,000 Shares of Common Stock of PRCC issued to Spencer Abrams. Option Agreement dated as of May 31, 1996 between PRCC and Spencer Abrams (incorporated herein by reference to Exhibit 10.113 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.99 Option to Purchase 5,000 Shares of Common Stock of PRCC issued to Dan Busby. Option Agreement dated as of May 31, 1996 between PRCC and Dan Busby (incorporated herein by reference to Exhibit 10.114 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.100 Option to Purchase 5,000 Shares of Common Stock of PRCC issued to Frank Getautas. Option Agreement dated as of May 31, 1996 between PRCC and Frank Getautas (incorporated herein by reference to Exhibit 10.115 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.101 Option to Purchase 5,000 Shares of Common Stock of PRCC issued to Mitzi Narramore. Option Agreement dated as of May 31, 1996 between PRCC and Mitzi Narramore (incorporated herein by reference to Exhibit 10.116 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.102 Option to Purchase 300,000 Shares of Common Stock of PRCC issued to Ron Logan-Sinclair. Option Agreement dated as of June 1, 1996 between PRCC and Ron Logan-Sinclair (incorporated herein by reference to Exhibit 10.117 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.103 Option to Purchase 123,000 Shares of Common Stock of PRCC issued to Albert E. Gosselin. Option Agreement dated as of June 1, 1996 between PRCC and Albert E. Gosselin (incorporated herein by reference to Exhibit 10.118 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.104 Option to Purchase 120,000 Shares of Common Stock of PRCC issued to Albert E. Gosselin. Option Agreement dated as of June 1, 1996 between PRCC and Albert E. Gosselin (incorporated herein by reference to Exhibit 4.19 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.105 Option to Purchase 40,000 Shares of Common Stock of PRCC issued to Gary L. Dudley. Option Agreement dated as of June 1, 1996 between PRCC and Gary L. Dudley (incorporated herein by reference to Exhibit 4.20 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.106 Option to Purchase 20,000 Shares of Common Stock of PRCC issued to Gary L. Dudley. Option Agreement dated as of June 1, 1996 between PRCC and Gary L. Dudley (incorporated herein by reference to Exhibit 10.121 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.107 Option to Purchase 40,000 Shares of Common Stock of PRCC issued to Craig E. Gosselin. Option Agreement dated as of June 1, 1996 between PRCC and Craig E. Gosselin (incorporated herein by reference to Exhibit 4.21 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.108 Option to Purchase 20,000 Shares of Common Stock of PRCC issued to Craig E. Gosselin. Option Agreement dated as of June 1, 1996 between PRCC and Craig E. Gosselin (incorporated herein by reference to Exhibit 10.123 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.109 Option to Purchase 40,000 Shares of Common Stock of PRCC issued to Cynthia L. Gosselin. Option Agreement dated as of June 1, 1996 between PRCC and Cynthia L. Gosselin (incorporated herein by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.110 Option to Purchase 20,000 Shares of Common Stock of PRCC issued to Cynthia L. Gosselin. Option Agreement dated as of June 1, 1996 between PRCC and Cynthia L. Gosselin (incorporated herein by reference to Exhibit 10.125 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.111 Option to Purchase 40,000 Shares of Common Stock of PRCC issued to Marcia Smith. Option Agreement dated as of June 1, 1996 between PRCC and Marcia Smith (incorporated herein by reference to Exhibit 4.23 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.112 Option to Purchase 20,000 Shares of Common Stock of PRCC issued to Marcia Smith. Option Agreement dated as of June 1, 1996 between PRCC and Marcia Smith (incorporated herein by reference to Exhibit 10.127 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.113 Option to Purchase 40,000 Shares of Common Stock of PRCC issued to Margaret Jones. Option Agreement dated as of June 1, 1996 between PRCC and Margaret Jones (incorporated herein by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.114 Option to Purchase 20,000 Shares of Common Stock of PRCC issued to Margaret Jones. Option Agreement dated as of June 1, 1996 between PRCC and Margaret Jones (incorporated herein by reference to Exhibit 10.129 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.115 Option to Purchase 37,500 Shares of Common Stock of PRCC issued to Lee Sion. Option Agreement dated as of June 1, 1996 between PRCC and Lee Sion (incorporated herein by reference to Exhibit
               10.130 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.116 Option to Purchase 20,000 Shares of Common Stock of PRCC issued to Patricia Cudd. Option Agreement dated as of June 1, 1996 between PRCC and Patricia Cudd (incorporated herein by reference to Exhibit 10.131 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.117 Option to Purchase 20,000 Shares of Common Stock of PRCC issued to Roland Fink. Option Agreement dated as of June 1, 1996 between PRCC and Roland Fink (incorporated herein by reference to Exhibit
               10.132 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.118 Purchase Agreement dated as of June 14, 1996, between PRCC and John Ann Hotchkiss; Warrant to Purchase 291,667 Shares of Common Stock of PRCC dated June 15, 1996, issued to John Ann Hotchkiss (incorporated herein by reference to Exhibits 4.25 and 4.26 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.119 Purchase Agreement dated as of June 14, 1996, between PRCC and David Firestone; Warrant to Purchase 166,667 Shares of Common Stock of PRCC dated June 15, 1996, issued to David Firestone. (incorporated herein by reference to Exhibits 4.27 and 4.28 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.120 Purchase Agreement dated as of June 14, 1996, between PRCC and Irawan Onggara; Warrant to Purchase 166,667 Shares of Common Stock of PRCC dated June 15, 1996, issued to Irawan Onggara (incorporated herein by reference to Exhibits 4.29. and 4.30 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.121 Purchase Agreement dated as of June 14, 1996, between PRCC and John M. Liviakis; Warrant to Purchase 66,667 Shares of Common Stock of PRCC dated June 15, 1996, issued to John M. Liviakis (incorporated herein by reference to Exhibits 4.31 and 4.32 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.122 Purchase Agreement dated as of June 14, 1996, between PRCC and Robert S. London; Warrant to Purchase 66,667Shares of Common Stock of PRCC dated June 15, 1996, issued to Robert S. London (incorporated herein by reference to Exhibits 4.33 and 4.34 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.123 Purchase Agreement dated as of June 14, 1996, between PRCC and Robert B. Prag; Warrant to Purchase 66,667 Shares of Common Stock of PRCC dated June 15, 1996, issued to Robert B. Prag (incorporated herein by reference to Exhibits 4.35and 4.36 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.124 Purchase Agreement dated as of June 14, 1996, between PRCC and Shawn Cady; Warrant to Purchase 41,667 Shares of Common Stock of PRCC dated June 15, 1996, issued to Shawn Cady (incorporated herein by reference to Exhibits 4.37 and 4.38 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.125 Purchase Agreement dated as of June 14, 1996, between PRCC and Donald Carstens; Warrant to Purchase 41,667 Shares of Common Stock of PRCC dated June 15, 1996, issued to Donald Carstens (incorporated herein by reference to Exhibits 4.39 and 4.40 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.126 Purchase Agreement dated as of June 14, 1996, between PRCC and Ling Nen Chuan; Warrant to Purchase 41,667 Shares of Common Stock of PRCC dated June 15, 1996, issued to Ling Nen Chuan (incorporated herein by reference to Exhibits 4.41 and 4.42 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.127 Purchase Agreement dated as of June 14, 1996, between PRCC and Sanibel Capital Corporation; Warrant to Purchase 41,667 Shares of Common Stock of PRCC dated June 15, 1996, issued to Sanibel Capital Corporation (incorporated herein by reference to Exhibits
               4.43 and 4.44 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.128 Purchase Agreement dated as of June 14, 1996, between PRCC and Donna Sizemore; Warrant to Purchase 8,333 Shares of Common Stock of PRCC dated June 15, 1996, issued to Donna Sizemore (incorporated herein by reference to Exhibits 4.45 and 4.46 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.129 Option to Purchase 25,000 Shares of Common Stock of PRCC issued to Randy Foy; Option Agreement dated as of July 1, 1996, between PRCC and Randy Foy (incorporated herein by reference to Exhibit
               4.47 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 16, 1996).

10.130 Option to Purchase 40,000 Shares of Common Stock of PRCC issued to Paul Richardson. Option Agreement dated as of August 6, 1996 between PRCC and Paul Richardson (incorporated herein by reference to Exhibit 10.145 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.131 Purchase Agreement dated as of September 20, 1996, between PRCC and Neil C. Sullivan; Warrant to Purchase 300,000 Shares of Common Stock of PRCC dated September 20, 1996, issued to Neil C. Sullivan (incorporated herein by reference to Exhibits 4.48 and 4.49 to the Registration Statement on Form S-3 (Registration No. 33-14133) of PRCC dated October 15, 1996).

10.132 Consulting Agreement dated November 19, 1996 between PRCC and Fenway Advisory Group (incorporated herein by reference to Exhibit 10.147 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.133 Option to Purchase 400,000 Shares of PRCC issued to Fenway Advisory Group; Option Agreement dated as of November 22, 1996 between PRCC and Fenway Advisory Group (incorporated herein by reference to Exhibit 10.148 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.134         Option to Purchase 40,000 Shares of PRCC issued to Barry Soltani;
               Option Agreement dated as of March 3, 1997 (incorporated herein by reference to Exhibit 10.149 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.135 Option to Purchase 50,000 Shares of PRCC issued to Jorel Management; Option Agreement dated as of April 30, 1997 (incorporated herein by reference to Exhibit 10.150 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.136         Purchase Agreement dated May 8, 1998 between PRCC and Albert E.
               Gosselin, Jr. to purchase 400,000 Shares of Preferred Convertible Stock (incorporated herein by reference to Exhibit 10.154 to the Annual Report on Form 10-K for the fiscal year ended December 31,
               1998).

10.137 Purchase Agreement dated May 8, 1998 between PRCC and Patricia Cudd to purchase 400,000 Shares of Preferred Convertible Stock (incorporated herein by reference to Exhibit 10.155 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.138         Purchase Agreement dated May 8, 1998 between PRCC and Gary L.
               Dudley to purchase 80,000 Shares of Preferred Convertible Stock (incorporated herein by reference to Exhibit 10.156 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.139         Purchase Agreement dated June 19, 1998 between PRCC and William
               T. Richey to purchase 20,000 Shares of Common Stock (incorporated herein by reference to Exhibit 10.157 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.140         Purchase Agreement dated June 19, 1998 between PRCC and Ronald E.
               Patterson to purchase 23,190 Shares of Common Stock (incorporated herein by reference to Exhibit 10.158 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.141         Purchase Agreement dated June 19, 1998 between PRCC and Ronald E.
               Patterson to purchase 68,810 Shares of Common Stock (incorporated herein by reference to Exhibit 10.159 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.142 Purchase Agreement dated June 19, 1998 between PRCC and Mayer Zarchi to purchase 20,000 Shares of Common Stock (incorporated herein by reference to Exhibit 10.160 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.143 Purchase Agreement dated June 19, 1998 between PRCC and Fred Zalokar to purchase 23,000 Shares of Common Stock (incorporated herein by reference to Exhibit 10.161 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.144         Purchase Agreement dated June 19, 1998 between PRCC and Frank T.
               Anaya to purchase 9,174 Shares of Common Stock (incorporated herein by reference to Exhibit 10.162 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.145         Purchase Agreement dated June 19, 1998 between PRCC and Donald A.
               Carstens to purchase 9,082 Shares of Common Stock (incorporated herein by reference to Exhibit 10.163 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.146         Purchase Agreement dated June 19, 1998 between PRCC and Alan L.
               Talesnick to purchase 18,000 Shares of Common Stock (incorporated herein by reference to Exhibit 10.164 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.147 Option to Purchase 23,125 Shares of PRCC issued to Phoenix Alliance, Inc. Option Agreement dated June 19, 1998 (incorporated herein by reference to Exhibit 10.165 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.148 Agreement to purchase a technician service center in Macau from PIC Computers, Ltd. Agreement dated as of June 24, 1998 between PRCC and PIC Computers, Ltd. (incorporated herein by reference to Exhibit 10.166 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.149 Option to purchase 13,750 Shares of Common Stock issued to Marcia Smith. Option Agreement dated as of December 14, 1998 between PRCC and Marcia Smith (incorporated herein by reference to Exhibit 10.167 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.150 Option to purchase 12,500 Shares of Common Stock issued to Cindy Gosselin. Option Agreement dated as of December 14, 1998 between PRCC and Cindy Gosselin. (incorporated herein by reference to Exhibit 10.168 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.151 Promissory Note dated as of January 27, 1999 between PRCC and Mark S. Rose.(incorporated herein by reference to Exhibit 10.169 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.152         Option to purchase 48,000 Shares of Common Stock issued to Mark
               S. Rose. Option Agreement dated as of January 27, 1999 between PRCC and Mark S. Rose (incorporated herein by reference to Exhibit 10.170 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.153 Finder's Agreement dated January 27, 1999 between PRCC and Rosemary Althaus (incorporated herein by reference to Exhibit
               10.171 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.154 Option to purchase 5,000 Shares of Common Stock issued to Rosemary Althaus. Option Agreement dated as of January 27, 1999 between PRCC and Rosemary Althaus (incorporated herein by reference to Exhibit 10.172 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.155 Purchase Agreement to purchase 25,000 units consisting of 25,000 Shares of Common Stock and 25,000 Warrants to purchase Common Stock dated as of February 25, 1999 between PRCC and William T. Richey.(incorporated herein by reference to Exhibit 10.173 to the Annual Report on Form 10-K for the fiscal year ended December 31,
               1998).

10.156 Purchase Agreement to purchase 133,333 units consisting of 133,333 Shares of Common Stock and 133,333 Warrants to purchase Common Stock dated as of February 25, 1999 between PRCC and Ronald E. Patterson .(incorporated herein by reference to Exhibit
               10.174 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.157 Purchase Agreement to purchase 66,666 units consisting of 66,666 Shares of Common Stock and 66,666 Warrants to purchase Common Stock dated as of February 25, 1999 between PRCC and Phillip Huss (incorporated herein by reference to Exhibit 10.175 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.158 Option to purchase 25,000 Shares of Common Stock issued to Anthony Reneau. Option Agreement dated as of February 25, 1999 between PRCC and Anthony Reneau. (incorporated herein by reference to Exhibit 10.176 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.159 Purchase Agreement to purchase 14,000 units consisting of 14,000 Shares of Common Stock and 14,000 Warrants to purchase Common Stock dated as of February 25, 1999 between PRCC and Alan L. Talesnick (incorporated herein by reference to Exhibit 10.177 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.160 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 33,333 units consisting of 33,333 shares of Common Stock and 33,333 warrants to purchase Common Stock dated as of February 25, 1999, between PRCC and Maria Molinsky (incorporated herein by reference to Exhibit 4.11 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.161 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 9,333 units consisting of 9,333 shares of Common Stock and 9,333 warrants to purchase Common Stock dated as of February 25, 1999, between PRCC and Jennifer S. Jauregui (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.162 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 6,666 units consisting of 6,666 shares of Common Stock and 6,666 warrants to purchase Common Stock dated as of February 25, 1999, between PRCC and Cynthia L. Gosselin (incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.163 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 133,333 units consisting of 133,333 shares of Common Stock and 133,333 warrants to purchase Common Stock dated as of May 19, 1999, between PRCC and The Investor Resource Services, Inc. (incorporated herein by reference to Exhibit 4.16 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.164 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 66,667 units consisting of 66,667 shares of Common Stock and 66.667 warrants to purchase Common Stock dated as of May 19, 1999, between PRCC and Trautman Wasserman & Company, Inc. (incorporated herein by reference to Exhibit 4.17 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.165 18% Subordinated Convertible Debenture Due December 1, 1999, between PRCC and The Venezuela Recovery Fund, N.V. (incorporated herein by reference to Exhibit 4.18 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.166 Financial Consulting and Services Agreement dated May 20, 1999, between PRCC and Premiere Equities, Inc. (incorporated herein by reference to Exhibit 4.19 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.167 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 100,000 Shares of Common Stock dated May 27, 1999, between PRCC and Blagoja Samakoski (incorporated herein by reference to Exhibit 4.20 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.168 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 80,000 Shares of Common Stock dated July 16, 1999, between PRCC and Ronald E. Patterson (incorporated herein by reference to Exhibit 4.21 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.169 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 30,000 Shares of Common Stock dated July 16, 1999, between PRCC and Phillip T. Huss (incorporated herein by reference to Exhibit 4.22 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.170         Lock-up Agreement dated August 12, 1999, between PRCC and Mr.
               Albert E. Gosselin, Jr. (incorporated herein by reference to
               Exhibit 4.23 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.171 Compromise, Settlement and Release Agreement dated August 12, 1999 between PRCC and Fidelity Funding (incorporated herein by reference to Exhibit 4.24 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.172 Escrow Agreement dated August 12, 1999, among PRCC, Fidelity Funding, Inc., and American Escrow Company (incorporated herein by reference to Exhibit 4.25 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.173 12% Subordinated Convertible Debenture Due June 1, 2000. dated September 1, 1999, between PRCC and Spiga Limited (incorporated herein by reference to Exhibit 4.26 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.174 12% Subordinated Convertible Debenture Due June 1, 2000. dated September 1, 1999, between PRCC and Spiga Limited (incorporated herein by reference to Exhibit 4.27 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.175 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 50,000 Shares of Common Stock dated September 13, 1999, between PRCC and Maria Molinsky (incorporated herein by reference to Exhibit 4.28 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.176 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 50,000 Shares of Common Stock dated September 13, 1999, between PRCC and Lee Sion (incorporated herein by reference to Exhibit 4.29 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.177 Investment Letter and Memorandum of Subscription/Purchase Agreement to purchase 50,000 Shares of Common Stock dated September 13, 1999, between PRCC and Steven Sion (incorporated herein by reference to Exhibit 4.30 to the Registration Statement on Form S-1, File #333-87965 of PRCC dated September 28, 1999).

10.178 Warrant to purchase 75,000 Shares of Common Stock of PRCC issued to IIG Capital LLC; Warrant Agreement dated as of June 1, 1999 between PRCC and IIG Capital LLC (incorporated herein by reference to Exhibit 10.196 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.179 Warrant to purchase 30,000 Shares of Common Stock of PRCC issued to Astor Capital; Warrant Agreement dated as of June 1, 1999 between PRCC and Astor Capital (incorporated herein by reference to Exhibit 10.197 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.180 Warrant to purchase 23,000 Shares of Common Stock of PRCC issued to Spiga Limited; Warrant Agreement dated as of September 1, 1999 between PRCC and Spiga Limited (incorporated herein by reference to Exhibit 10.198 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.181 Warrant to purchase 18,000 Shares of Common Stock of PRCC issued to Astor Capital; Warrant Agreement dated as of September 1, 1999 between PRCC and Spiga Limited (incorporated herein by reference to Exhibit 10.199 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.182 Warrant to purchase 22,500 Shares of Common Stock of PRCC issued to Spiga Limited; Warrant Agreement dated as of September 1, 1999 between PRCC and Spiga Limited (incorporated herein by reference to Exhibit 10.200 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.183 Warrant to purchase 25,000 Shares of Common Stock of PRCC issued to IIG Capital LLC; Warrant Agreement dated as of December 1, 1999 between PRCC and IIG Capital LLC (incorporated herein by reference to Exhibit 10.201 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.184 Warrant to purchase 20,475 Shares of Common Stock of PRCC issued to Phillip T. Huss; Warrant Agreement dated as of July 16, 1999 between PRCC and Phillip T. Huss (incorporated herein by reference to Exhibit 10.202 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.185 Warrant to purchase 54,525 Shares of Common Stock of PRCC issued to Ronald E. Patterson; Warrant Agreement dated as of July 16, 1999 between PRCC and Ronald E. Patterson (incorporated herein by reference to Exhibit 10.203 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.186 Warrant to purchase 20,000 Shares of Common Stock of PRCC issued to Fidelity Funding; Warrant Agreement dated as of August 12, 1999 between PRCC and Ronald E. Patterson (incorporated herein by reference to Exhibit 10.204 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.187 Warrant to purchase 25,000 Shares of Common Stock of PRCC issued to Maria Molinsky; Warrant Agreement dated as of September 13, 1999 between PRCC and Maria Molinsky (incorporated herein by reference to Exhibit 10.205 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.188 Warrant to purchase 25,000 Shares of Common Stock of PRCC issued to Lee Sion; Warrant Agreement dated as of September 13, 1999 between PRCC and Lee Sion (incorporated herein by reference to Exhibit 10.206 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.189 Warrant to purchase 25,000 Shares of Common Stock of PRCC issued to Steven Sion; Warrant Agreement dated as of September 13, 1999 between PRCC and Steven Sion (incorporated herein by reference to Exhibit 10.207 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.190 Registration Rights Agreement dated June 1, 1999, between PRCC and Venezuela Recovery Fund (incorporated herein by reference to Exhibit 10.208 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.191 Registration Rights Agreement dated September 1, 1999, between PRCC and Spiga Limited (incorporated herein by reference to Exhibit 10.209 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.192 12% Subordinated Convertible Debenture due February 23, 2001 dated February 16, 2000, between PRCC and Britannica Associates Limited (incorporated herein by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 to Form S-3 Registration Statement #333-87965).

10.193 Warrant to purchase 200,000 Shares of Common Stock of PRCC issued to Britannica Associates Limited; Warrant Agreement dated as of February 23, 2000 between PRCC and Britannica Associates Limited (incorporated herein by reference to Exhibit 10.211 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.194 Warrant to purchase 100,000 Shares of Common Stock of PRCC issued to Britannica Associates Limited; Warrant Agreement dated as of February 23, 2000 between PRCC and Britannica Associates Limited (incorporated herein by reference to Exhibit 10.212 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.195 Warrant to purchase 20,000 Shares of Common Stock of PRCC issued to Astor Capital; Warrant Agreement dated as of February 23, 2000 between PRCC and Astor Capital (incorporated herein by reference to Exhibit 10.213 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.196 Registration Rights Agreement dated February 23, 2000, between PRCC and Britannica Associates (incorporated herein by reference to Exhibit 10.214 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.197 Promissory Note due March 21, 2000 dated as of January 21, 2000 between PRCC and Britannica Associates, Ltd. (incorporated herein by reference to Exhibit 10.215 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.198 Amendment to Compromise and Settlement Agreement between Fidelity Funding, Inc. and PRCC dated March 24, 2000 (incorporated herein by reference to Exhibit 10.216 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.199 Warrant to purchase 87,141 Shares of Common Stock of PRCC issued to Phillip T. Huss; Warrant Agreement dated as of March 31, 2000 between PRCC and Phillip T. Huss (incorporated herein by reference to Exhibit 10.217 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.200 Warrant to purchase 187,858 Shares of Common Stock of PRCC issued to Ronald E. Patterson; Warrant Agreement dated as of March 31, 2000 between PRCC and Ronald E. Patterson (incorporated herein by reference to Exhibit 10.218 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.201 Warrant to purchase 46,875 Shares of Common Stock of PRCC issued to Lee Sion; Warrant Agreement dated as of March 31, 2000 between PRCC and Lee Sion (incorporated herein by reference to Exhibit
               10.219 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.202 Warrant to purchase 25,000 Shares of Common Stock of PRCC issued to Steven Sion; Warrant Agreement dated as of March 31, 2000 between PRCC and Steven Sion (incorporated herein by reference to Exhibit 10.220 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.203 Warrant to purchase 10,000 Shares of Common Stock of PRCC issued to Patricia Cudd; Warrant Agreement dated as of March 31, 2000 between PRCC and Patricia Cudd (incorporated herein by reference to Exhibit 10.221 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.204 Warrant to purchase 14,000 Shares of Common Stock of PRCC issued to Alan Talesnick; Warrant Agreement dated as of March 31, 2000 between PRCC and Alan Talesnick.(incorporated herein by reference to Exhibit 10.222 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.205 Warrant to purchase 25,000 Shares of Common Stock of PRCC issued to William Richey; Warrant Agreement dated as of March 31, 2000 between PRCC and William Richey (incorporated herein by reference to Exhibit 10.223 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.206 Warrant to purchase 33,333 Shares of Common Stock of PRCC issued to Maria Molinsky; Warrant Agreement dated as of March 31, 2000 between PRCC and Phillip T. Huss (incorporated herein by reference to Exhibit 10.224 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.207 Option to Purchase 24,000 Shares of Common Stock of PRCC issued to Mark Rose; Option Agreement dated as of May 27, 2000, between PRCC and Mark Rose (incorporated herein by reference to Exhibit
               4.39 to the Registration Statement on Form S-3 (Registration No. 333-48554) of PRCC dated November 9, 2000).

10.208 Option to Purchase 8,000 Shares of Common Stock of PRCC issued to Clare F. Rose; Option Agreement dated as of May 27, 2000, between PRCC and Clare F. Rose (incorporated herein by reference to Exhibit 4.40 to the Registration Statement on Form S-3 (Registration No. 333-48554) of PRCC dated November 9, 2000).

10.209 Warrant to purchase 100,000 Shares of Common Stock of PRCC issued to Astor Capital; Warrant Agreement dated as of June 6, 2000 between PRCC and Astor Capital (incorporated herein by reference to Exhibit 4.41 to the Registration Statement on Form S-3 (Registration No. 333-48554) of PRCC dated November 9, 2000).

10.210 Option to Purchase 15,000 Shares of Common Stock of PRCC issued to Delta Capital Partners; Option Agreement dated as of June 7, 2000, between PRCC and Delta Capital Partners. (incorporated herein by reference to Exhibit 4.42 to the Registration Statement on Form S-3 (Registration No. 333-48554) of PRCC dated November 9, 2000).

10.211 Option to Purchase 8,000 Shares of Common Stock of PRCC issued to Sean Rose; Option Agreement dated as of June 17, 2000, between PRCC and Sean Rose (incorporated herein by reference to Exhibit
               4.43 to the Registration Statement on Form S-3 (Registration No. 333-48554) of PRCC dated November 9, 2000).

10.212 Option to Purchase 8,000 Shares of Common Stock of PRCC issued to Sean Rose; Option Agreement dated as of June 24, 2000, between PRCC and Sean Rose (incorporated herein by reference to Exhibit
               4.44 to the Registration Statement on Form S-3 (Registration No. 333-48554) of PRCC dated November 9, 2000).

10.213 Warrant to Purchase 250,000 Shares of Common Stock of PRCC from October 20,2000. Void after 5:00 P.M. Los Angeles Time, on October 20, 2003, issued to East West Network Group Co. (incorporated herein by reference to Exhibit 4.45 to the Registration Statement on Form S-3 (Registration No. 333-48554) of PRCC dated November 9, 2000).

10.214 Investor Relations Agreement Made by and between PRCC and East West Network Group dated October 20, 2000 (incorporated herein by reference to Exhibit 4.46 to the Registration Statement on Form S-3 (Registration No. 333-48554) of PRCC dated November 9, 2000).

10.215 Stock Purchase Warrant to Purchase 60,000 Shares of Common Stock of PRCC, issued to IIG Equities Opportunities Fund Ltd. (incorporated herein by reference to Exhibit 4.47 to the Registration Statement on Form S-3 (Registration No. 333-55276) dated February 2, 2001).

10.216 Option to Purchase 100,000 Shares of Common Stock of PRCC from December 22, 2000. Void after 5:00 P.M. Los Angeles Time, on December 21, 2003, issued to Steven Sion (incorporated herein by reference to Exhibit 4.48 to the Registration Statement on Form S-3 (Registration No. 333-55276) dated February 2, 2001).

10.217 $500,000 Face Amount 12% Subordinated Convertible Debenture due February 22, 2001, granted to Brittanica Associates Limited (incorporated herein by reference to Exhibit 4.50 to the Registration Statement on Form S-3 (Registration No. 333-55276) dated February 2, 2001).

10.218 Promissory Note between PRCC and Delta Capital dated June 7, 2000. (incorporated herein by reference to Exhibit 10.237 to the Annual Report on Form 10-K for fiscal 2000).

10.219 Employees Stock Option Plan dated June 29, 2000. (incorporated herein by reference to Exhibit 10.238 to the Annual Report on Form 10-K for fiscal 2000).

10.220 Stock Purchase Warrant to Purchase 21,900 Shares of Common Stock of PRCC issued to Astor Capital; Stock Purchase Warrant dated as of June 17, 2000 between PRCC and Astor Capital. (incorporated herein by reference to Exhibit 10.239 to the Annual Report on Form 10-K for fiscal 2000).

10.221 Stock Purchase Warrant to Purchase 6,000 Shares of Common Stock of PRCC issued to Chris Briggs; Stock Purchase Warrant dated as of June 17, 2000 between PRCC and Chris Briggs. (incorporated herein by reference to Exhibit 10.240 to the Annual Report on Form 10-K for fiscal 2000).

10.222 Stock Purchase Warrant to Purchase 15,000 Shares of Common Stock of PRCC issued to Joseph Chazanow; Stock Purchase Warrant dated as of June 17, 2000 between PRCC and Christopher Chazanow. (incorporated herein by reference to Exhibit 10.241 to the Annual Report on Form 10-K for fiscal 2000).

10.223 Stock Purchase Warrant to Purchase 4,500 Shares of Common Stock of PRCC issued to Christopher Mehringer; Stock Purchase Warrant dated as of June 17, 2000 between PRCC and Christopher Mehringer. (incorporated herein by reference to Exhibit 10.242 to the Annual Report on Form 10-K for fiscal 2000).

10.224 Stock Purchase Warrant to Purchase 1,500 Shares of Common Stock of PRCC issued to Cristobal Garcia; Stock Purchase Warrant dated as of June 17, 2000 between PRCC and Cristobal Garcia. (incorporated herein by reference to Exhibit 10.243 to the Annual Report on Form 10-K for fiscal 2000).

10.225 Stock Purchase Warrant to Purchase 9,000 Shares of Common Stock of PRCC issued to George T. Heisel, Jr; Stock Purchase Warrant dated as of June 17, 2000 between PRCC and George T. Heisel, Jr. (incorporated herein by reference to Exhibit 10.244 to the Annual Report on Form 10-K for fiscal 2000).

10.226 Stock Purchase Warrant to Purchase 6,000 Shares of Common Stock of PRCC issued to JRT Holdings; Stock Purchase Warrant dated as of June 17, 2000 between PRCC and JRT Holdings. (incorporated herein by reference to Exhibit 10.245 to the Annual Report on Form 10-K for fiscal 2000).

10.227 Stock Purchase Warrant to Purchase 7,500 Shares of Common Stock of PRCC issued to Robert Del Guercio; Stock Purchase Warrant dated as of June 17, 2000 between PRCC and Robert Del Guercio. (incorporated herein by reference to Exhibit 10.246 to the Annual Report on Form 10-K for fiscal 2000).

10.228 Stock Option Agreement to Purchase 4,480 Shares of Common Stock of PRCC issued to Imelda Facundo dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.247 to the Annual Report on Form 10-K for fiscal 2000).

10.229 Promissory Note dated June 29, 2000 from Imelda Facundo to PRCC (incorporated herein by reference to Exhibit 10.248 to the Annual Report on Form 10-K for fiscal 2000).

10.230 Stock Pledge Agreement dated June 29, 2000 between Imelda Facundo and PRCC (incorporated herein by reference to Exhibit 10.249 to the Annual Report on Form 10-K for fiscal 2000).

10.231 Stock Option Agreement to Purchase 6,428 Shares of Common Stock of PRCC issued to Luz Rendon dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.250 to the Annual Report on Form 10-K for fiscal 2000).

10.232 Promissory Note dated June 29, 2000 from Luz Rendon to PRCC (incorporated herein by reference to Exhibit 10.251 to the Annual Report on Form 10-K for fiscal 2000).

10.233 Stock Pledge Agreement dated June 29, 2000 between Luz Rendon and PRCC (incorporated herein by reference to Exhibit 10.252 to the Annual Report on Form 10-K for fiscal 2000).

10.234 Stock Option Agreement to Purchase 22,000 Shares of Common Stock of PRCC issued to Roger Jordan dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.253 to the Annual Report on Form 10-K for fiscal 2000).

10.235 Promissory Note dated June 29, 2000 from Roger Jordan to PRCC (incorporated herein by reference to Exhibit 10.254 to the Annual Report on Form 10-K for fiscal 2000).

10.236 Stock Pledge Agreement dated June 29, 2000 between Roger Jordan and PRCC (incorporated herein by reference to Exhibit 10.255 to the Annual Report on Form 10-K for fiscal 2000).

10.237 Stock Option Agreement to Purchase 6,428 Shares of Common Stock of PRCC issued to Carlos Pineda dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.256 to the Annual Report on Form 10-K for fiscal 2000).

10.238 Promissory Note dated June 29, 2000 from Carlos Pineda to PRCC (incorporated herein by reference to Exhibit 10.257 to the Annual Report on Form 10-K for fiscal 2000).

10.239 Stock Pledge Agreement dated June 29, 2000 between Carlos Pineda and PRCC (incorporated herein by reference to Exhibit 10.258 to the Annual Report on Form 10-K for fiscal 2000).

10.240 Stock Option Agreement to Purchase 6,428 Shares of Common Stock of PRCC issued to Ilija Sakota dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.259 to the Annual Report on Form 10-K for fiscal 2000).

10.241 Promissory Note dated June 29, 2000 from Ilija Sakota to PRCC (incorporated herein by reference to Exhibit 10.260 to the Annual Report on Form 10-K for fiscal 2000).

10.242 Stock Pledge Agreement dated June 29, 2000 between Ilija Sakota and PRCC (incorporated herein by reference to Exhibit 10.261 to the Annual Report on Form 10-K for fiscal 2000).

10.243 Stock Option Agreement to Purchase 7,347 Shares of Common Stock of PRCC issued to Robert Basa dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.262 to the Annual Report on Form 10-K for fiscal 2000).

10.244 Promissory Note dated June 29, 2000 from Robert Basa to PRCC (incorporated herein by reference to Exhibit 10.263 to the Annual Report on Form 10-K for fiscal 2000).

10.245 Stock Pledge Agreement dated June 29, 2000 between Robert Basa and PRCC (incorporated herein by reference to Exhibit 10.264 to the Annual Report on Form 10-K for fiscal 2000).

10.246 Stock Option Agreement to Purchase 10,142 Shares of Common Stock of PRCC issued to Jennifer Jauregui dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.265 to the Annual Report on Form 10-K for fiscal 2000).

10.247 Promissory Note dated June 29, 2000 from Jennifer Jauregui to PRCC (incorporated herein by reference to Exhibit 10.266 to the Annual Report on Form 10-K for fiscal 2000).

10.248 Stock Pledge Agreement dated June 29, 2000 between Jennifer Jauregui and PRCC (incorporated herein by reference to Exhibit
               10.267 to the Annual Report on Form 10-K for fiscal 2000).

10.249 Stock Option Agreement to Purchase 5,600 Shares of Common Stock of PRCC issued to Aramis Markarovanes dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.268 to the Annual Report on Form 10-K for fiscal 2000).

10.250 Promissory Note dated June 29, 2000 from Aramis Markarovanes to PRCC (incorporated herein by reference to Exhibit 10.269 to the Annual Report on Form 10-K for fiscal 2000).

10.251 Stock Pledge Agreement dated June 29, 2000 between Aramis Markarovanes and PRCC (incorporated herein by reference to Exhibit 10.270 to the Annual Report on Form 10-K for fiscal
               2000).

10.252 Stock Option Agreement to Purchase 9,000 Shares of Common Stock of PRCC issued to Minda Basa dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.271 to the Annual Report on Form 10-K for fiscal 2000).

10.253 Promissory Note dated June 29, 2000 from Minda Basa to PRCC (incorporated herein by reference to Exhibit 10.272 to the Annual Report on Form 10-K for fiscal 2000).

10.254 Stock Pledge Agreement dated June 29, 2000 between Minda Basa and PRCC (incorporated herein by reference to Exhibit 10.273 to the Annual Report on Form 10-K for fiscal 2000).

10.255 Stock Option Agreement to Purchase 32,144 Shares of Common Stock of PRCC issued to Vincente Tio dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.274 to the Annual Report on Form 10-K for fiscal 2000).

10.256 Promissory Note dated June 29, 2000 from Vincente Tio to PRCC (incorporated herein by reference to Exhibit 10.275 to the Annual Report on Form 10-K for fiscal 2000).

10.257 Stock Pledge Agreement dated June 29, 2000 between Vincente Tio and PRCC (incorporated herein by reference to Exhibit 10.276 to the Annual Report on Form 10-K for fiscal 2000).

10.258 Stock Option Agreement to Purchase 4,592 Shares of Common Stock of PRCC issued to Ken Luong dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.277 to the Annual Report on Form 10-K for fiscal 2000).

10.259 Promissory Note dated June 29, 2000 from Ken Luong to PRCC (incorporated herein by reference to Exhibit 10.278 to the Annual Report on Form 10-K for fiscal 2000).

10.260 Stock Pledge Agreement dated June 29, 2000 between Ken Luong and PRCC (incorporated herein by reference to Exhibit 10.279 to the Annual Report on Form 10-K for fiscal 2000).

10.261 Stock Option Agreement to Purchase 4,592 Shares of Common Stock of PRCC issued to Eliud Martinez dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.280 to the Annual Report on Form 10-K for fiscal 2000).

10.262 Promissory Note dated June 29, 2000 from Eliud Martinez to PRCC (incorporated herein by reference to Exhibit 10.281 to the Annual Report on Form 10-K for fiscal 2000).

10.263 Stock Pledge Agreement dated June 29, 2000 between Eliud Martinez and PRCC (incorporated herein by reference to Exhibit 10.282 to the Annual Report on Form 10-K for fiscal 2000).

10.264 Stock Option Agreement to Purchase 4,592 Shares of Common Stock of PRCC issued to Joe Martin dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.283 to the Annual Report on Form 10-K for fiscal 2000).

10.265 Promissory Note dated June 29, 2000 from Joe Martin to PRCC (incorporated herein by reference to Exhibit 10.284 to the Annual Report on Form 10-K for fiscal 2000).

10.266 Stock Pledge Agreement dated June 29, 2000 between Joe Martin and PRCC (incorporated herein by reference to Exhibit 10.285 to the Annual Report on Form 10-K for fiscal 2000).

10.267 Stock Option Agreement to Purchase 4,592 Shares of Common Stock of PRCC issued to Thuan Chau dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.286 to the Annual Report on Form 10-K for fiscal 2000).

10.268 Promissory Note dated June 29, 2000 from Thuan Chau to PRCC (incorporated herein by reference to Exhibit 10.287 to the Annual Report on Form 10-K for fiscal 2000).

10.269 Stock Pledge Agreement dated June 29, 2000 between Thuan Chau and PRCC (incorporated herein by reference to Exhibit 10.288 to the Annual Report on Form 10-K for fiscal 2000).

10.270 Stock Option Agreement to Purchase 4,592 Shares of Common Stock of PRCC issued to Joey Baris dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.289 to the Annual Report on Form 10-K for fiscal 2000).

10.271 Promissory Note dated June 29, 2000 from Joey Baris to PRCC (incorporated herein by reference to Exhibit 10.290 to the Annual Report on Form 10-K for fiscal 2000).

10.272 Stock Pledge Agreement dated June 29, 2000 between Joey Baris and PRCC (incorporated herein by reference to Exhibit 10.291 to the Annual Report on Form 10-K for fiscal 2000).

10.273 Stock Option Agreement to Purchase 5,510 Shares of Common Stock of PRCC issued to Joe Macias dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.292 to the Annual Report on Form 10-K for fiscal 2000).

10.274 Promissory Note dated June 29, 2000 from Joe Macias to PRCC (incorporated herein by reference to Exhibit 10.293 to the Annual Report on Form 10-K for fiscal 2000).

10.275 Stock Pledge Agreement dated June 29, 2000 between Joe Macias and PRCC (incorporated herein by reference to Exhibit 10.294 to the Annual Report on Form 10-K for fiscal 2000).

10.276 Stock Option Agreement to Purchase 5,510 Shares of Common Stock of PRCC issued to Jose Argueta dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.295 to the Annual Report on Form 10-K for fiscal 2000).

10.277 Promissory Note dated June 29, 2000 from Jose Argueta to PRCC (incorporated herein by reference to Exhibit 10.296 to the Annual Report on Form 10-K for fiscal 2000).

10.278 Stock Pledge Agreement dated June 29, 2000 between Jose Argueta and PRCC (incorporated herein by reference to Exhibit 10.297 to the Annual Report on Form 10-K for fiscal 2000).

10.279 Stock Option Agreement to Purchase 6,423 Shares of Common Stock of PRCC issued to Jimmy Luu dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.298 to the Annual Report on Form 10-K for fiscal 2000).

10.280 Promissory Note dated June 29, 2000 from Jimmy Luu to PRCC (incorporated herein by reference to Exhibit 10.299 to the Annual Report on Form 10-K for fiscal 2000).

10.281 Stock Pledge Agreement dated June 29, 2000 between Jimmy Luu and PRCC (incorporated herein by reference to Exhibit 10.300 to the Annual Report on Form 10-K for fiscal 2000).

10.282 Stock Option Agreement to Purchase 3,673 Shares of Common Stock of PRCC issued to Anthony Graber dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.301 to the Annual Report on Form 10-K for fiscal 2000).

10.283 Promissory Note dated June 29, 2000 from Anthony Graber to PRCC (incorporated herein by reference to Exhibit 10.302 to the Annual Report on Form 10-K for fiscal 2000).

10.284 Stock Pledge Agreement dated June 29, 2000 between Anthony Graber and PRCC (incorporated herein by reference to Exhibit 10.303 to the Annual Report on Form 10-K for fiscal 2000).

10.285 Stock Option Agreement to Purchase 3,673 Shares of Common Stock of PRCC issued to Hovannes Nalbandyan dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.304 to the Annual Report on Form 10-K for fiscal 2000).

10.286 Promissory Note dated June 29, 2000 from Hovannes Nalbandyan to PRCC (incorporated herein by reference to Exhibit 10.305 to the Annual Report on Form 10-K for fiscal 2000).

10.287 Stock Pledge Agreement dated June 29, 2000 between Hovannes Nalbandyan and PRCC (incorporated herein by reference to Exhibit
               10.306 to the Annual Report on Form 10-K for fiscal 2000).

10.288 Stock Option Agreement to Purchase 7,806 Shares of Common Stock of PRCC issued to Dennis Molina dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.307 to the Annual Report on Form 10-K for fiscal 2000).

10.289 Promissory Note dated June 29, 2000 from Dennus Molina to PRCC (incorporated herein by reference to Exhibit 10.308 to the Annual Report on Form 10-K for fiscal 2000).

10.290 Stock Pledge Agreement dated June 29, 2000 between Dennis Molina and PRCC (incorporated herein by reference to Exhibit 10.309 to the Annual Report on Form 10-K for fiscal 2000).

10.291 Stock Option Agreement to Purchase 4,224 Shares of Common Stock of PRCC issued to Veronica Boone dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.310 to the Annual Report on Form 10-K for fiscal 2000).

10.292 Promissory Note dated June 29, 2000 from Veronica Boone to PRCC (incorporated herein by reference to Exhibit 10.311 to the Annual Report on Form 10-K for fiscal 2000).

10.293 Stock Pledge Agreement dated June 29, 2000 between Veronica Boone and PRCC (incorporated herein by reference to Exhibit 10.312 to the Annual Report on Form 10-K for fiscal 2000).

10.294 Stock Option Agreement to Purchase 4,592 Shares of Common Stock of PRCC issued to Lucy Marquez dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.313 to the Annual Report on Form 10-K for fiscal 2000).

10.295 Promissory Note dated June 29, 2000 from Lucy Marquez to PRCC (incorporated herein by reference to Exhibit 10.314 to the Annual Report on Form 10-K for fiscal 2000).

10.296 Stock Pledge Agreement dated June 29, 2000 between Lucy Marquez and PRCC (incorporated herein by reference to Exhibit 10.315 to the Annual Report on Form 10-K for fiscal 2000).

10.297 Stock Option Agreement to Purchase 10,102 Shares of Common Stock of PRCC issued to Eric Lai dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.316 to the Annual Report on Form 10-K for fiscal 2000).

10.298 Promissory Note dated June 29, 2000 from Eric Lai to PRCC (incorporated herein by reference to Exhibit 10.317 to the Annual Report on Form 10-K for fiscal 2000).

10.299 Stock Pledge Agreement dated June 29, 2000 between Eric Lai and PRCC (incorporated herein by reference to Exhibit 10.318 to the Annual Report on Form 10-K for fiscal 2000).

10.300 Option Agreement to Purchase 5,051 Shares of Common Stock of PRCC issued to Rich Tobin dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.319 to the Annual Report on Form 10-K for fiscal 2000).

10.301 Promissory Note dated June 29, 2000 from Rich Tobin to PRCC (incorporated herein by reference to Exhibit 10.320 to the Annual Report on Form 10-K for fiscal 2000).

10.302 Stock Pledge Agreement dated June 29, 2000 between Rich Tobin and PRCC (incorporated herein by reference to Exhibit 10.321 to the Annual Report on Form 10-K for fiscal 2000).

10.303 Stock Option Agreement to Purchase 174,160 Shares of Common Stock of PRCC issued to Albert E. Gosselin dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.322 to the Annual Report on Form 10-K for fiscal 2000).

10.304 Promissory Note dated June 29, 2000 from Albert E. Gosselin to PRCC (incorporated herein by reference to Exhibit 10.323 to the Annual Report on Form 10-K for fiscal 2000).

10.305         Stock Pledge Agreement dated June 29, 2000 between Albert E.
               Gosselin and PRCC (incorporated herein by reference to Exhibit
               10.324 to the Annual Report on Form 10-K for fiscal 2000).

10.306 Stock Option Agreement to Purchase 98,528 Shares of Common Stock of PRCC issued to Cindy Gosselin dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.325 to the Annual Report on Form 10-K for fiscal 2000).

10.307 Promissory Note dated June 29, 2000 from Cindy Gosselin to PRCC (incorporated herein by reference to Exhibit 10.326 to the Annual Report on Form 10-K for fiscal 2000).

10.308 Stock Pledge Agreement dated June 29, 2000 between Cindy Gosselin and PRCC (incorporated herein by reference to Exhibit 10.327 to the Annual Report on Form 10-K for fiscal 2000).

10.309 Stock Option Agreement to Purchase 105,280 Shares of Common Stock of PRCC issued to Marcia Smith dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.328 to the Annual Report on Form 10-K for fiscal 2000).

10.310 Promissory Note dated June 29, 2000 from Marcia Smith to PRCC (incorporated herein by reference to Exhibit 10.329 to the Annual Report on Form 10-K for fiscal 2000).

10.311 Stock Pledge Agreement dated June 29, 2000 between Marcia Smith and PRCC (incorporated herein by reference to Exhibit 10.330 to the Annual Report on Form 10-K for fiscal 2000).

10.312 Stock Option Agreement to Purchase 24,640 Shares of Common Stock of PRCC issued to Robert Klein dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.331 to the Annual Report on Form 10-K for fiscal 2000).

10.313 Promissory Note dated June 29, 2000 from Robert Klein to PRCC (incorporated herein by reference to Exhibit 10.332 to the Annual Report on Form 10-K for fiscal 2000).

10.314 Stock Pledge Agreement dated June 29, 2000 between Robert Klein and PRCC (incorporated herein by reference to Exhibit 10.333 to the Annual Report on Form 10-K for fiscal 2000).

10.315 Stock Option Agreement to Purchase 22,900 Shares of Common Stock of PRCC issued to Prisciliano Flores dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.334 to the Annual Report on Form 10-K for fiscal 2000).

10.316 Promissory Note dated June 29, 2000 from Prisciliano Flores to PRCC (incorporated herein by reference to Exhibit 10.335 to the Annual Report on Form 10-K for fiscal 2000).

10.317 Stock Pledge Agreement dated June 29, 2000 between Prisciliano Flores and PRCC (incorporated herein by reference to Exhibit
               10.336 to the Annual Report on Form 10-K for fiscal 2000).

10.318 Stock Option Agreement to Purchase 87,248 Shares of Common Stock of PRCC issued to Barbara L. Gosselin dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.337 to the Annual Report on Form 10-K for fiscal 2000).

10.319 Promissory Note dated June 29, 2000 from Barbara L. Gosselin to PRCC (incorporated herein by reference to Exhibit 10.338 to the Annual Report on Form 10-K for fiscal 2000).

10.320         Stock Pledge Agreement dated June 29, 2000 between Barbara L.
               Gosselin and PRCC (incorporated herein by reference to Exhibit
               10.339 to the Annual Report on Form 10-K for fiscal 2000).

10.321 Stock Option Agreement to Purchase 50,512 Shares of Common Stock of PRCC issued to Anthony Reneau dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.340 to the Annual Report on Form 10-K for fiscal 2000).

10.322 Promissory Note dated June 29, 2000 from Anthony Reneau to PRCC (incorporated herein by reference to Exhibit 10.341 to the Annual Report on Form 10-K for fiscal 2000).

10.323 Stock Pledge Agreement dated June 29, 2000 between Anthony Reneau and PRCC (incorporated herein by reference to Exhibit 10.342 to the Annual Report on Form 10-K for fiscal 2000).

10.324 Stock Option Agreement to Purchase 55,105 Shares of Common Stock of PRCC issued to Paz Laroya dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.343 to the Annual Report on Form 10-K for fiscal 2000).

10.325 Promissory Note dated June 29, 2000 from Paz Laroya to PRCC (incorporated herein by reference to Exhibit 10.344 to the Annual Report on Form 10-K for fiscal 2000).

10.326 Stock Pledge Agreement dated June 29, 2000 between Paz Laroya and PRCC (incorporated herein by reference to Exhibit 10.345 to the Annual Report on Form 10-K for fiscal 2000).

10.327 Stock Option Agreement to Purchase 13,776 Shares of Common Stock of PRCC issued to Fernando Galang dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.346 to the Annual Report on Form 10-K for fiscal 2000).

10.328 Promissory Note dated June 29, 2000 from Fernando Galang to PRCC (incorporated herein by reference to Exhibit 10.347 to the Annual Report on Form 10-K for fiscal 2000).

10.329 Stock Pledge Agreement dated June 29, 2000 between Fernando Galang and PRCC (incorporated herein by reference to Exhibit
               10.348 to the Annual Report on Form 10-K for fiscal 2000).

10.330 Stock Option Agreement to Purchase 6,428 Shares of Common Stock of PRCC issued to Domingo Diaz dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.349 to the Annual Report on Form 10-K for fiscal 2000).

10.331 Promissory Note dated June 29, 2000 from Domingo Diaz to PRCC (incorporated herein by reference to Exhibit 10.350 to the Annual Report on Form 10-K for fiscal 2000).

10.332 Stock Pledge Agreement dated June 29, 2000 between Domingo Diaz and PRCC (incorporated herein by reference to Exhibit 10.351 to the Annual Report on Form 10-K for fiscal 2000).

10.333 Stock Option Agreement to Purchase 11,902 Shares of Common Stock of PRCC issued to Mike Hamden dated as of June 29, 2000. (incorporated herein by reference to Exhibit 10.352 to the Annual Report on Form 10-K for fiscal 2000).

10.334 Promissory Note dated June 29, 2000 from Mike Hamdan to PRCC (incorporated herein by reference to Exhibit 10.353 to the Annual Report on Form 10-K for fiscal 2000).

10.335 Stock Pledge Agreement dated June 29, 2000 between Mike Hamdan and PRCC (incorporated herein by reference to Exhibit 10.354 to the Annual Report on Form 10-K for fiscal 2000).

10.336 Promissory Note dated February 23, 2001 from PRCC to Steven Sion at 12% interest per annum, due March 23, 2001. (incorporated herein by reference to Exhibit 10.355 to the Annual Report on Form 10-K for fiscal 2000).

10.337         Consulting Agreement between PRCC and Silverline Partners, Inc.
               dated January 4, 2001. (incorporated herein by reference to Exhibit 10.356 to the Annual Report on Form 10-K for fiscal
               2000).

10.338 Promissory Note dated December 22, 2000 from PRCC to Steven Sion @ 12% interest per annum. (incorporated herein by reference to Exhibit 10.357 to the Annual Report on Form 10-K for fiscal
               2000).

10.339 Memorandum of Understanding and Consulting Agreement between PRCC and Steven Sion dated February 2, 2001. (incorporated herein by reference to Exhibit 10.358 to the Annual Report on Form 10-K for fiscal 2000).

10.340 9% Convertible Debenture Due July 17, 2001 between PRCC and IIG Equities. (incorporated herein by reference to Exhibit 10.359 to the Annual Report on Form 10-K for fiscal 2000).

10.341 9% Convertible Debenture Due July 17, 2001 between PRCC and Chris Briggs. (incorporated herein by reference to Exhibit 10.360 to the Annual Report on Form 10-K for fiscal 2000).

10.342 9% Convertible Debenture Due July 17, 2001 between PRCC and JRT Holdings. (incorporated herein by reference to Exhibit 10.361 to the Annual Report on Form 10-K for fiscal 2000).

10.343 9% Convertible Debenture Due July 17, 2001 between PRCC and Cristobal Garcia. (incorporated herein by reference to Exhibit
               10.362 to the Annual Report on Form 10-K for fiscal 2000).

10.344 9% Convertible Debenture Due July 17, 2001 between Pollution Research and Control Corp. and George T. Heisel, Jr. (incorporated herein by reference to Exhibit 10.363 to the Annual Report on Form 10-K for fiscal 2000).

10.345 9% Convertible Debenture Due July 17, 2001 between PRCC and Christopher Mehringer. (incorporated herein by reference to Exhibit 10.364 to the Annual Report on Form 10-K for fiscal
               2000).

10.346 9% Convertible Debenture Due July 17, 2001 between PRCC and Robert Del Guercio. (incorporated herein by reference to Exhibit
               10.365 to the Annual Report on Form 10-K for fiscal 2000).

10.347 Convertible Debenture Due July 17, 2001 between PRCC and Joseph Chazanow. (incorporated herein by reference to Exhibit 10.366 to the Annual Report on Form 10-K for fiscal 2000).

10.348         Agreement dated March 20, 2001, between PRCC and Astor Capital.
               (incorporated herein by reference to Exhibit 10.367 to the Annual Report on Form 10-K for fiscal 2000).

10.349 Joint Venture Contract between Shenyang Dongyu Group Co. Ltd. and Dasibi Environmental Corp. dated September 6, 2000. (incorporated herein by reference to Exhibit 10.368 to the Annual Report on Form 10-K for fiscal 2000).

10.350 Binding letter of Intent dated March 19, 2002, by and between PRCC and Steven Sion. (incorporated herein by reference to
               Exhibit 10.1 to the Current Report on Form 8-K filed on March 22,
               2002)

21             List of Subsidiaries.



* filed concurrently herewith.