Form 10QSB
period 2002-03-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2002-05-20
CIK 763950

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from __________________ to ______________________.

                         Commission file number 0-14266

                      POLLUTION RESEARCH AND CONTROL CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                CALIFORNIA                              95-2746949
      (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

                       9300 WILSHIRE BOULEVARD, SUITE 308
                         BEVERLY HILLS, CALIFORNIA 90212
                    (Address of Principal Executive Offices)

                                 (310) 248-3655
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                Yes [_]     No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 6,697,132 shares issued and outstanding as of May 1, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]



================================================================================

                      POLLUTION RESEARCH AND CONTROL CORP.

                                      INDEX

                                                                            PAGE

PART I     FINANCIAL INFORMATION...............................................3

Item 1.    Financial Statements................................................3

           Condensed Consolidated Balance Sheet as of March 31, 2002...........3

           Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2002 and March 31, 2001................4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2002 and March 31, 2001................5

           Notes to Consolidated Financial Statements..........................7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................9

PART II    OTHER INFORMATION..................................................21

Item 1.    Legal Proceeding...................................................21

Item 2.    Changes in Securities and Use of Proceeds..........................22

Item 4.    Submission of Matters to a Vote of Security Holders................22

Item 6.    Exhibits and Reports on Form 8-K...................................23

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    March 31,
                                                                      2002
                                                                 -------------
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash                                                         $      5,905
    Accounts receivable                                                30,000
    Inventories                                                     1,914,342
                                                                 -------------
                    Total Current Assets                         $  1,950,247
                                                                 =============

IABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                             $    146,257
    Notes payable and convertible debt                              1,565,000
    Accrued interest expense                                          259,908
                                                                 -------------
                    Total Current Liabilities                       1,971,165

LONG-TERM NOTES PAYABLE AND CONVERTIBLE DEBT                          450,000
                                                                 -------------
                        Total Liabilities                           2,421,165
                                                                 -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, no par value, 20,000,000 shares
      authorized:
        Series A, $.01 par value, -0- issued
          and outstanding                                                   -
        Series B, $.01 par value, -0- issued
          and outstanding                                                   -
    Common stock, no par value, 30,000,000 shares
      authorized, 6,419,415  issued and outstanding                 9,963,792
    Additional paid-in capital                                      2,759,055
    Accumulated (deficit)                                         (13,193,765)
                                                                 -------------
                    Total Stockholders' Equity (Deficit)             (470,918)
                                                                 -------------
                                                                 $  1,950,247
                                                                 =============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three Months      Three Months
                                                                      Ended            Ended
                                                                  March 31, 2002    March 31, 2001
                                                                  --------------    --------------
                                                                    (Unaudited)      (Unaudited)

REVENUES                                                            $    30,000      $         -
                                                                    ------------     ------------

COST OF GOODS SOLD                                                        8,600                -
                                                                    ------------     ------------

GROSS PROFIT                                                             21,400                -
                                                                    ------------     ------------
OPERATING EXPENSES:
    Selling, general and administrative                             $   214,495      $   391,565
                                                                    ------------     ------------

(LOSS) FROM OPERATIONS                                                 (193,095)        (391,565)
                                                                    ------------     ------------
OTHER (EXPENSE):
    Interest expense                                                    (58,775)         (56,408)
    Beneficial conversion feature of convertible debt                  (113,000)               -
    Amortization of loan fees                                                 -         (187,213)
                                                                    ------------     ------------
             Net Other (Expense)                                       (171,775)        (243,621)
                                                                    ------------     ------------
(LOSS) FROM CONTINUING OPERATIONS                                      (364,870)        (635,186)
                                                                    ------------     ------------
DISCONTINUED OPERATIONS:
    (Loss) from operations of discontinued subsidiaries                (149,745)         (82,256)
    Gain on disposal of subsidiary                                    1,490,553                -
                                                                    ------------     ------------
             Total Income (Loss) From Discontinued Operations         1,340,808          (82,256)
                                                                    ------------     ------------
NET INCOME (LOSS)                                                   $   975,938      $  (717,442)
                                                                    ============     ============
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
    Continuing operations                                           $     (0.06)     $     (0.12)
    Discontinued operations:
          Loss from operations                                            (0.03)           (0.02)
          Gain on disposal                                                 0.25                -
                                                                    ------------     ------------
                                                                    $      0.16      $     (0.14)
                                                                    ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED         6,032,771        5,282,308
                                                                    ============     ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

                                                                                                           TOTAL
                                                  COMMON STOCK                                         STOCKHOLDERS'
                                                  ------------           ADDITIONAL     ACCUMULATED       EQUITY
                                                SHARES       AMOUNT       PAID-IN        (DEFICIT)       (DEFICIT)
                                              ---------    ----------    ----------    -------------   -------------
Balances, December 31, 2001                   5,949,616    $9,789,742    $2,485,062    $(14,169,703)   $(1,894,899)
Stock issued for consulting services             65,000        29,050             -               -         29,050
Conversion of convertible debt                  154,799        50,000             -               -         50,000
Stock issued in Private Placement               250,000        95,000             -               -         95,000
Value of stock based compensation
   issued for sale of Dasibi                          -             -       160,993               -        160,993
Value of beneficial conversion feature
   of convertible debt                                -             -       113,000               -        113,000
Net income for the period                             -             -             -         975,938        975,938
                                              ---------    ----------    ----------    -------------   ------------
Balances, March 31, 2002                      6,419,415    $9,963,792    $2,759,055    $(13,193,765)   $  (470,918)
                                              =========    ==========    ==========    =============   ============

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the three months ended
                                                                                  March 31,
                                                                          2002               2001
                                                                      -------------      ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Reconciliation of net (loss) to net cash flows provided by
      (used in) operating activities:
    Net (loss) from continuing operations                              $ (364,870)        $ (635,186)
    Depreciation and amortization                                               -            248,580
    Amortization of consulting fee                                              -            164,932
    Deferred rent                                                               -             (3,634)
    Beneficial conversion feature of convertible debt                     113,000                  -
    Stock issued for services                                              29,050                  -
  Changes in assets and liabilities
    Accounts receivable                                                   (30,000)            20,348
    Inventories                                                                 -           (108,872)
    Other current assets                                                        -             (2,190)
    Accounts payable and accrued expenses                                  70,971            (59,974)
                                                                      ------------       ------------
       Net cash flows (to) continuing operations                         (181,849)          (375,996)
       Net cash flows (to) discontinued operations                              -            (82,256)
                                                                      ------------       ------------
           Net Cash (Used in) Operating Activities                       (181,849)          (458,252)
                                                                      ------------       ------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

           Net Cash (Used in) Investing Activities                              -                  -
                                                                      ------------       ------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                   50,000            300,000
  Payment of offering costs                                                (5,000)                 -
  Advances on notes payable                                                     -             50,000
  Employee stock plan receivable                                                -             (1,200)
  Advances on letter of credit                                                  -            431,021
                                                                      ------------       ------------
           Net Cash Provided by Financing Activities                       45,000            779,821
                                                                      ------------       ------------
INCREASE (DECREASE) IN CASH                                              (136,849)           321,569

CASH, beginning of period                                                 142,754            172,306
                                                                      ------------       ------------
CASH, end of period                                                    $    5,905         $  493,875
                                                                      ============       ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Pollution Research and Control Corp. included in our Form 10-KSB for the fiscal year ended December 31, 2001.

2.   STOCKHOLDERS' EQUITY

     During the three months ended March 31, 2002, the Company sold 250,000 shares of common stock for $100,000. $50,000 had been received prior to December 31, 2001 and had been recorded as a liability. The Company paid a $5,000 placement fee to a company controlled by the President and CEO of the Company.

3.   SALE OF DASIBI

     In March 2002, the Company entered into an agreement to sell Dasibi to one of its note holders in exchange for the forgiveness of $1,500,000 of debt, including $1,220,000 which was outstanding at December 31, 2001. The purchaser assumed all liabilities of Dasibi as of the date of the closing of the sale and all liabilities of the Company incurred on behalf of Dasibi. As part of the transaction, Dasibi assigned all of its inventory to the Company. The agreement also amended and restated the option grants to purchase common stock of the Company to the purchaser as follows: 50,000 at $0.25 per share, 100,000 at $0.50 per share, 528,571 at $0.875 per share, 100,000 at $1.00 per share and 21,875 at $3.10 per share. The options are vested immediately and expire in March 2005. The options are valued at the fair market value of $160,993 on the date of grant utilizing the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 4.73%, volatility was estimated at 99.86%, the expected life was three years.

     The Company was granted a perpetual non-exclusive license to, among other matters, make use and otherwise exploit all products, software, technologies and other intellectual property (including the use of the name Dasibi and Dasibi Environmental Corp.) of Dasibi throughout the world with the exception of the Peoples Republic of China.

     The Company recorded a gain on the sale of Dasibi of $1,490,553 because the liabilities assumed by the purchaser exceed the fair market value of the assets transferred in the sale.

4.   CONVERTIBLE DEBT

     During the three month ended March 31, 2002, a convertible debt holder converted $50,000 to 154,799 shares of the Company's common stock. The convertible debt holder agreed to extend the due date of the debt to February 23, 2004, and the Company agreed to reduce the conversion rate on the convertible debt from 85% of the market price of the Company's common stock to 70% of the market price of the Company's common stock. The Company recorded the $113,000 as an expense for the beneficial conversion feature of the new conversion rate.

        The following were the results of operations of Dasibi during the period from January 1, 2002 to March 25, 2002 and for the three months ended March 31, 2001:


                                                    2002         2001
                                                 ----------   ----------
Net sales                                        $  319,486   $  694,358
Cost of sales                                       118,042      467,262
                                                 ----------   ----------
Gross profit                                        201,444      227,096
                                                 ----------   ----------
Operating expenses                                  351,370      309,352
                                                 ----------   ----------
(Loss) from discontinued operations              $ (149,926)  $  (82,256)
                                                 ==========   ==========


5.   SUBSEQUENT EVENTS

     During April 2002, note and convertible debt holders converted $255,000 of debt and $15,788 of accrued interest to 1,069,585 shares of the Company's common stock.

     During April 2002, the Company issued 225,000 shares of common stock for consulting services valued at $76,500, based upon the closing price of the Company's common stock on the date the stock was issued.

     During April 2002, the Company borrowed $22,526, due the earlier of June 29, 2002, or upon the Company raising additional funds in excess of $30,000. The loan bears interest at 10% per annum. If the loan is not repaid within 30 days after the due date, the loan will bear interest at 14% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF POLLUTION RESEARCH AND CONTROL CORP. FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

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

RECENT DEVELOPMENTS

     On March 19, 2002, upon approval by our board of directors, we entered into a binding letter of intent to sell all of the outstanding shares of Dasibi to an individual. Effective March 25, 2002, we consummated the sale pursuant to the terms and conditions of the binding letter of intent. The consideration we received in exchange for the stock of Dasibi included, among other things, cancellation of indebtedness of $1.5 million, a perpetual, nonexclusive license to exploit all of Dasibi's intellectual property rights outside of mainland China, and an assignment by Dasibi of its inventory to us.

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

     We also intend to concentrate on further research and development to extend our applications of our nitric oxide machine to the medical diagnostics market. We previously have participated in developing an asthma detection instrument with a research institute for these applications, but the project was halted due to a lack of funding. We are once again starting to enter research collaborations to pursue this plan.

     Currently, we do not plan to pursue any business in the air pollution monitoring market; however, we may determine to engage in that business at a later date.

BIO-TERRORISM DETECTION DEVICE MARKET

     The attacks of September 11, 2001, and the subsequent spread of anthrax spores have created a new sense of urgency in the public health systems across the world, and especially in the United States. The United States government has responded to this urgent need for preparedness against bio-terrorism by approving federal legislation to spend over $3 billion in 2002 to prepare the country against future bio-terrorist attacks. The objective is to accelerate development of technologies that lead to cost effective and timely detection of biological and chemical warfare agents as well as effective treatments. Spending, as well as additional research and development support, has been allocated to both the private and public sectors. We have obtained an outside consultant specialized in government grants, to consistently screen the applicable grants for us. At this time, we have not received any portion of these grants, and cannot assure you that we will receive any portion in the future.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Under accounting principles generally accepted in the United States, we are required to make assumptions and estimates that directly impact the consolidated financial statements and related disclosures. Because of the uncertainties inherent in making assumptions and estimates, actual results in future periods may differ significantly from our assumptions and estimates. We base our assumptions and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. The following represents what we believe are the critical accounting policies most affected by our significant estimates and judgments.

CONSOLIDATION

     The consolidated financial statements include the accounts of Pollution Research and Control Corp. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

INVENTORIES

     Inventories are stated at the lower of cost (first-in first-out) basis or market.

STOCK-BASED COMPENSATION

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 effective January 1, 2002. Management has determined that the adoption of the provisions of SFAS 142 will have no material impact on our results of operations and financial position.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

The following discussion does not include the discontinued operations of Dasibi, which are discussed later in this section

     REVENUES. Revenues for the three months ended March 31, 2002, were $30,000 compared to $0 for the three months ended March 31, 2001. This increase was due to the sale of one Model 7001 during the three months ended March 31, 2002.

     GROSS MARGIN. Gross margin was 71% of consolidated net revenues for the three months ended March 31, 2002. For the three months ended March 31, 2001, sales were from Dasibi only.

     COST OF SALES. Cost of sales were $8,600 or 29%, of sales for the three months ended March 31, 2002. For the three months ended March 31, 2001, sales were from Dasibi only.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $214,495 for the three months ended March 31, 2002 and $391,565 for the three months ended March 31, 2001. The decrease is a result of selling Dasibi and a reduction in overhead costs. Selling, general and administrative costs consisted primarily of accounting fees, legal fees, bio-detection product consulting and other expenses.

     INCOME (LOSS) FROM OPERATIONS. Operating loss for the three months ended March 31, 2002 was $364,870 compared to operating loss of $635,186 for the three months ended March 31, 2001. This decrease primarily is due to decreased operating costs, lower salaries, and lower loan fee and interest costs.

     OPERATIONS OF DASIBI-DISCONTINUED OPERATIONS. We have reported the operations of Dasibi as discontinued operations. We entered into a plan to spin-off Dasibi effective October 1, 2001, but later determined that the spin-off was not in the best interests of the shareholders. We sold Dasibi effective March 25, 2002. Dasibi had assets of approximately $967,000 and liabilities of approximately $2,072,000 as of December 31, 2001 and a loss from operations from October 1, 2001 to December 31, 2001 of approximately $813,770. Dasibi had a loss from operations of approximate $150,000 during the three months ended March 31, 2002. The Company recognized a gain of approximately $1,491,000 on the sale of Dasibi.

     The following are comparative results of operations of Dasibi for the period from January 1, 2002 to March 25, 2002 and for the three months ended March 31, 2001:


                                                    2002         2001
                                                -----------   -----------
Net sales                                       $   319,486   $   694,358
Cost of sales                                       118,042       467,262
                                                -----------   -----------
Gross profit                                        201,444       227,096
                                                -----------   -----------
Operating expenses                                  351,370       309,352
                                                -----------   -----------
(Loss) from discontinued operations             $  (149,926)  $   (82,256)
                                                ===========   ===========

     Sales and cost of sales for Dasibi decreased during the three months ended March 31, 2002, compared to the prior period because of a lack of available financing and a reduction in the workforce of Dasibi. Operating expenses increased due increased interest charges from Dasibi's primary lender, who purchased Dasibi on March 25, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) our operating activities during the three months ended March 31, 2002 was ($181,849), primarily attributable to a net loss from continuing operations. Net cash provided by financing activities during the three months ended March 31, 2002 was $45,000, primarily due to the issuance of the Company's common stock.

     Our total cash and cash equivalent balance at March 31, 2002, was $5,905, as compared to December 31, 2001, which was $142,754. Because of the reductions in our cash balances, we may not be able to continue operations at our current levels. We are dependent upon current cash collections to meet our operating needs and pay our current liabilities. Our cash flow is dependent on development of products which are commercially accepted in a timely and cost efficient manner, acceptance of our technology, collections and the signing of new contracts, all of which are difficult to predict with accuracy.

     Historically, we have financed operations through bank borrowings and the issuance of common stock. Since our financial statements have deteriorated, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been relatively expensive.

     During the past two fiscal years and through the date of this report, we have received debt financing upon various terms, as follows:

     (A) Three one-year loans from unaffiliated individuals evidenced by promissory notes with an aggregate face amount of $300,000, maturing June 1, 2001, with interest at the rate of 12% per annum. These loans were initially made in 1999 and restructured in 2000.

     (B) One subordinated convertible debenture with a face amount of $500,000, due June 2002, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.25 or 80% of the market price on the date of conversion. The initial March 2000 due date of the debenture was previously extended to December 2000. The initial interest rate was 12% per annum. As of the date of this report, the outstanding balance is $400,000.

     (C) One convertible debenture with a face amount of $300,000, due June 30, 2001, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.25 or 80% of the market price on the date of conversion. The initial due date of the debenture was June 1, 2000. As of the date of this report, a total of 119,108 shares of common stock have been issued upon conversion of the debenture at conversion prices in a range from $1.20 to $2.25, and the outstanding principal balance is $50,000.

     (D) One convertible debenture with a face amount of $500,000, due June 30, 2002, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.00 or 80% of the market price on the date of conversion. The initial due date of the debenture was March 31, 2001.

     (E) One loan to Dasibi China, Inc., a wholly-owned subsidiary of Pollution Research, evidenced by a promissory note with a face amount of $75,000, maturing on the extended due date of June 30, 2002, with interest at the rate of 10% per annum.

     (F) One loan to Delta Capital evidenced by a promissory note with a face amount of $200,000, maturing on the extended due date of June 2002, with interest at the rate of 18% per annum.

     (G) Eight convertible debentures with a total face amount of $340,000, due July 17, 2002, with interest at the rate of 9% per annum, convertible at a conversion price of the lesser of $2.34 or 80% of the market price on the date of conversion.

     (H) One loan payable for $22,526 due the earlier of June 29, 2002 or upon the Company raising additional funds in excess of $30,000. The loan bears interest at 10% per annum. If the loan is not repaid within 30 days after the due date, the loan will bear interest at 14% per annum.

     Our working capital deficit at March 31, 2002, was $20,918. We require immediate financing to repay our indebtedness and continue operations. We require at least $1.5 million in the next six to twelve months to complete the re-engineering of our existing products, continue development of future products and continue to execute our business plan, which includes increasing our presence in the bio-terrorism detection and medical diagnostic equipment markets. We actively continue to pursue additional equity or debt financings but to date have not received any funding commitments other than as reported in this report. We intend to improve liquidity by enhancing the efficiency of our operations, the continued monitoring and reduction of administrative costs and through sales of existing products including the model 7001 series. Currently, our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain financing on terms acceptable to us, or at all, or if we are not able immediately to recognize significant revenue from sales of our new products, we may not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

CAUTIONARY STATEMENTS AND RISK FACTORS

     Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements and risk factors.

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

WE HAVE A HISTORY OF LOSSES AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO ACHIEVE PROFITABLE OPERATIONS IN FISCAL 2002.

     We have not been profitable in the past years and have an accumulated deficit of $13.2 million. During fiscal 2001, we incurred a net loss of $7.4 million. Because we have shifted our business towards new markets, achieving profitability depends upon our ability to generate and sustain substantially higher revenues through sales of our new products. Although we have implemented plans to increase revenues and operating margin, we cannot assure you that we will be able to do so and consequently we may experience additional losses in fiscal 2002.

WE HAVE LIMITED RIGHTS TO EXPLOIT THE TECHNOLOGY THAT OUR EXISTING AIR MONITORING PRODUCTS INCORPORATE. AS A RESULT, OUR REVENUES AND PROFITABILITY FROM SALES OF THIS PRODUCT WILL SUBSTANTIALLY DECLINE.

     As part of the sale of Dasibi, we have obtained a nonexclusive license to exploit all of the technology currently owned by Dasibi anywhere in the universe outside of mainland China. In recent years, we focused substantially all of our marketing efforts towards, and substantially all of our revenue was derived from, sales of our air pollution product in China. Our agreement not to compete in that market will cause our revenue to decline substantially.

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

WE HAVE ISSUED DEBENTURES CONVERTIBLE AT A PRICE DISCOUNT TO MARKET AND CONVERSION OF THESE SECURITIES MAY DEPRESS THE MARKET VALUE OF OUR SHARES.

     As of March 31, 2002, we have issued an aggregate of $1,190,000 in convertible debentures which are convertible into our common stock at 70-85% of the market price on the date of conversion. It may be difficult to raise financing and the market price of our common stock may decline because of the indeterminable overhang that is created by the discount to market conversion feature of these debentures. If the holders of these debentures convert their debentures at the discounted price of 15-30% below the market price the existing shareholders will suffer substantial dilution and our stock price may substantially decline. In addition, large numbers of shares purchased at a discount could cause short sales to occur which would lower the bid price of the common stock.

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

     In July 2001, we were notified by The Nasdaq Stock Market that we did not meet the minimum bid price requirement of the continued listing requirements of the Nasdaq SmallCap Market. Subsequently, Nasdaq suspended the notification until early 2000. On February 14, 2002, we were notified by The Nasdaq Stock Market that we have until August 13, 2002, to regain compliance with the minimum bid requirement. In order to comply with the minimum bid requirement, our common stock bid price must closes at $1.00 per share or more for a minimum of 10 consecutive trading days. Currently, our stock trades below the minimum bid price of $1.00. On April 17, 2002, The Nasdaq Stock Market notified us that we were not in compliance with the net tangible assets or stockholders' equity requirement and requested that we provide them with a specific plan on how we aimed to achieve and sustain compliance with all The Nasdaq SmallCap Market listing requirements. On May 1, 2002, we responded to Nasdaq's request. Currently, we are awaiting a response from Nasdaq on this matter. If we are delisted from The Nasdaq Small Capital Market, we anticipate that we would apply for our common stock to trade on the Over The Counter Bulletin Board. We cannot assure you that we would be approved for trading on the Over The Counter Bulletin Board. If we are delisted, it may be more difficult to raise additional debt or equity financing and an investor likely would find it more difficult to sell or obtain quotations as to the price of our common stock.

OUR OUTSTANDING OPTIONS AND WARRANTS, AND CONVERTIBLE DEBENTURES MAY DILUTE OUR SHAREHOLDERS' INTERESTS.

     As of March 31, 2002, we have granted options and warrants to purchase a total of 1,946,427 shares of common stock that have not been exercised and an aggregate of $1,190,000 outstanding debentures that are convertible based upon a conversion price of 70-85% of the market price on the date of conversion. To the extent these outstanding options and warrants are exercised or the convertible debentures are converted, our shareholder's interests will be diluted.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

SOLTANI, ETEMAD, PIC COMPUTERS ET AL. V. POLLUTION RESEARCH AND CONTROL CORP. Case No. BC227020 Los Angeles Superior Court

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2002, we sold 250,000 shares of our common stock to an accredited investor for $100,000. Astor Capital received a placement fee of $5,000 for this transaction. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 26, 2002, we held the Annual Meeting of Shareholders for fiscal 2000. The following sets forth the identity of the directors elected to hold office for three years and until their respective successors have been elected.

                                   YES          NO      ABSTAIN    BROKER NON
    ELECTION OF DIRECTORS:
        Jacques Tizabi           3,465,012     258      202,868
        Michael Collins          3,460,012     258      202,868
        Matin Emouna             3,459,762     258      202,868

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          10.1 Executive Employment Agreement, dated as of September 24, 2001, by and between Registrant and Jacques Tizabi.

     (b)  Reports on Form 8 K

          Current Report on Form 8-K/A filed January 11, 2002, Items 1, 2, and 5-7.

          Current Report on Form 8-K filed March 22, 2002, Items 5 and 7.

          Current Report on Form 8-K filed March 22, 2002, Item 2.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POLLUTION RESEARCH AND CONTROL CORP.

Date: May 20, 2002                   /S/ JACQUES TIZABI
                                    -------------------------------------------
                                    By:  Jacques Tizabi
                                    Its: President, Chief Executive Officer and
                                         Chairman of the Board