Form 10QSB
period 2002-06-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2002-08-19
CIK 763950

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

                               Yes [_]    No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 8,255,546 shares issued and outstanding as of August 16, 2002.

     Transitional Small Business Disclosure Format (check one): Yes[_]   No [X]


===============================================================================

                      POLLUTION RESEARCH AND CONTROL CORP.

                                      INDEX

                                                                            PAGE

PART I     FINANCIAL INFORMATION...............................................3

Item 1.    Financial Statements................................................3

           Consolidated Balance Sheet as of June 30, 2002......................3

           Consolidated Statements of Operations for the three and
           six months ended June 30, 2002 and June 30, 2001....................4

           Consolidated Statements of Changes in Stockholers' Equity
           (Deficit) for the six months ended June 30, 2002....................5

           Condensed Consolidated Statements of Cash Flows for the
           three and six months ended June 30, 2002 and June 30, 2001..........6

           Notes to Consolidated Financial Statements..........................7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................10

PART II    OTHER INFORMATION..................................................22

Item 2.    Legal Proceedings..................................................22

Item 6.    Exhibits and Reports on Form 8-K...................................22

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                              June 30,
                                                                2002
                                                            -------------
                                                             (Unaudited)
                           ASSETS
CURRENT ASSETS:
      Accounts receivable                                   $     30,000
                                                            -------------
                 Total Current Assets                       $     30,000
                                                            =============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Bank overdraft                                        $      2,094
      Accounts payable                                           225,478
      Accounts payable, related party                             10,719
      Notes payable and convertible debt                       1,502,526
      Accrued interest expense                                   256,595
                                                            -------------
                 Total Current Liabilities                     1,997,412

LONG-TERM NOTES PAYABLE AND CONVERTIBLE DEBT                     200,000
                                                            -------------
                 Total Liabilities                             2,197,412
                                                            -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred stock, no par value, 20,000,000 shares
         authorized: Series A, $.01 par value, -0- issued
         and outstanding - Series B, $.01 par value,
         -0- issued and outstanding                                    -
      Common stock, no par value, 30,000,000 shares
         authorized, 8,255,546 issued and outstanding         10,412,530
      Additional paid-in capital                               2,759,055
      Accumulated (deficit)                                  (15,338,997)
                                                            -------------
                 Total Stockholders' Equity (Deficit)         (2,167,412)
                                                            -------------
                                                            $     30,000
                                                            =============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months     Three Months     Six Months       Six Months
                                                            Ended            Ended           Ended            Ended
                                                        June 30, 2002    June 30, 2001   June 30, 2002    June 30, 2001
                                                        -------------    -------------   -------------    -------------
                                                         (Unaudited)       (Unaudited)    (Unaudited)      (Unaudited)

REVENUES                                                $          -     $          -     $     30,000     $          -
                                                        -------------    -------------    -------------    -------------
COST OF GOODS SOLD                                                 -                -            8,600                -
                                                        -------------    -------------    -------------    -------------
GROSS PROFIT                                                       -                -           21,400                -
                                                        -------------    -------------    -------------    -------------
OPERATING EXPENSES:
   Selling, general and administrative                       163,980          391,565          378,475          783,130
   Loss on write-down of inventory                         1,914,342                -        1,914,342                -
                                                        -------------    -------------    -------------    -------------
          Total Operating Expenses                         2,078,322          391,565        2,292,817          783,130
                                                        -------------    -------------    -------------    -------------
(LOSS) FROM OPERATIONS                                    (2,078,322)        (391,565)      (2,271,417)        (783,130)
                                                        -------------    -------------    -------------    -------------
OTHER (EXPENSE):
   Interest expense                                          (66,910)         (56,408)        (125,685)        (112,816)
   Beneficial conversion feature of
     convertible debt                                              -                -         (113,000)               -
   Amortization of loan fees                                       -         (125,525)               -         (312,738)
                                                        -------------    -------------    -------------    -------------
          Net Other (Expense)                                (66,910)        (181,933)        (238,685)        (425,554)
                                                        -------------    -------------    -------------    -------------
(LOSS) FROM CONTINUING OPERATIONS                         (2,145,232)        (573,498)      (2,510,102)      (1,208,684)
                                                        -------------    -------------    -------------    -------------

DISCONTINUED OPERATIONS:
   (Loss) from operations of discontinued
      subsidiaries                                                 -         (579,202)        (149,745)        (661,458)
   Gain on disposal of subsidiary                                  -                -        1,490,553                -
                                                        -------------    -------------    -------------    -------------
          Total Income (Loss) From Discontinued
             Operations                                            -         (579,202)       1,340,808         (661,458)
                                                        -------------    -------------    -------------    -------------
NET INCOME (LOSS)                                       $ (2,145,232)    $ (1,152,700)    $ (1,169,294)    $ (1,870,142)
                                                        =============    =============    =============    =============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
   Continuing operations                                     $ (0.30)         $ (0.10)         $ (0.37)         $ (0.19)
   Discontinued operations:
       Loss from operations                                        -            (0.10)           (0.02)           (0.10)
       Gain on disposal                                            -                -             0.22                -
                                                        -------------    -------------    -------------   --------------
                                                             $ (0.30)         $ (0.19)         $ (0.17)         $ (0.29)
                                                        =============    =============    =============   ==============
WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING,
   BASIC  AND DILUTED                                      7,073,193        5,950,085        6,750,246        6,456,196
                                                        =============    =============    =============   ==============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)


                                                                            ADDITIONAL                            TOTAL
                                                  COMMON STOCK               PAID-IN      ACCUMULATED          STOCKHOLDERS'
                                             SHARES         AMOUNT           CAPITAL        DEFICIT          EQUITY (DEFICIT)
                                           ----------------------------------------------------------------------------------
Balances, December 31, 2001                 5,949,616     $9,789,742       $2,485,062   $ (14,169,703)       $ (1,894,899)

Stock issued for consulting services           90,000         37,550                -               -              37,550

Conversion of convertible debt              1,965,930        490,238                -               -             490,238

Stock issued in Private Placement             250,000         95,000                -               -              95,000

Value of stock based compensation
   issued for sale of Dasibi                        -              -          160,993               -             160,993

Value of beneficial conversion feature
   of convertible debt                              -              -          113,000               -             113,000

Net income for the period                           -              -                -      (1,169,294)         (1,169,294)
                                           ----------------------------------------------------------------------------------
Balances, June 30, 2002                     8,255,546    $10,412,530       $2,759,055   $ (15,338,997)       $ (2,167,412)
                                           ==================================================================================



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the six months ended June 30,
                                                                             2002               2001
                                                                        -------------      -------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
    Reconciliation of net (loss) to net cash flows provided by
           (used in) operating activities:
         Net (loss) from continuing operations                          $ (2,510,102)      $ (1,208,684)
         Depreciation and amortization                                             -             12,450
         Amortization of loan fees                                                 -            334,565
         Amortization of consulting fee                                            -            339,932
         Loss from unconsolidated joint venture                                    -            114,579
         Deferred rent                                                             -             (7,267)
         Beneficial conversion feature of convertible debt                   113,000                  -
         Stock issued for services                                            37,550                  -
    Changes in assets and liabilities
         Accounts receivable                                                 (30,000)          (169,855)
         Inventories                                                       1,914,342           (288,872)
         Inventory held by joint venture                                           -           (500,000)
         Other current assets                                                      -             38,404
         Bank overdraft                                                        2,094                  -
         Accounts payable and accrued expenses                               217,117            723,696
         Accounts payable, related party                                      10,719                  -
         Deferred revenue                                                          -            550,000
                                                                        -------------      -------------
           Net cash flows (to) continuing operations                        (245,280)           (61,052)
           Net cash flows (to) discontinued operations                             -           (661,458)
                                                                        -------------      -------------
               Net Cash (Used in) Operating Activities                      (245,280)          (722,510)
                                                                        -------------      -------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

               Net Cash (Used in) Investing Activities                             -                  -
                                                                        -------------      -------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                    50,000            350,000
    Payment of offering costs                                                 (5,000)                 -
    Advances on notes payable                                                 57,526            150,000
    Employee stock plan receivable                                                 -            (12,600)
    Advances on letter of credit                                                   -            350,000
                                                                        -------------      -------------
               Net Cash Provided by Financing Activities                     102,526            837,400
                                                                        -------------      -------------
INCREASE (DECREASE) IN CASH                                                 (142,754)           114,890

CASH, beginning of period                                                    142,754            172,306
                                                                        -------------      -------------
CASH, end of period                                                     $          -       $    287,196
                                                                        =============      =============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Pollution Research and Control Corp. included in our Form 10-KSB for the fiscal year ended December 31, 2001.

2.   STOCKHOLDERS' EQUITY

     During the six months ended June 30, 2002, we sold 250,000 shares of common stock for $100,000, $50,000 of which had been received prior to December 31, 2001 and had been recorded as a liability. We paid a $5,000 placement fee to a company controlled by our President and CEO.


3.   SALE OF DASIBI

     In March 2002, the Company entered into an agreement to sell Dasibi to one of its note holders in exchange for the forgiveness of $1,500,000 of debt, including $1,220,000 which was outstanding at December 31, 2001 then owing to that note holder. The purchaser assumed all liabilities of Dasibi as of the date of the closing of the sale and all liabilities of the Company incurred on behalf of Dasibi. As part of the transaction, Dasibi assigned all of its inventory to the Company. The agreement also amended and restated the option grants to purchase common stock of the Company to the purchaser as follows: 50,000 at $0.25 per share, 100,000 at $0.50 per share, 528,571 at $0.875 per share,
100,000 at $1.00 per share and 21,875 at $3.10 per share. The options are vested immediately and expire in March 2005. The options are valued at the fair market value of $160,993 on the date of grant utilizing the Black-Scholes pricing model. The average risk-free interest rate used was 4.73%, volatility was estimated at 99.86%, the expected life was three years.

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

4.   CONVERTIBLE DEBT

     During the six months ended June 30, 2002, certain convertible debt holders converted $420,000 to 1,694,718 shares of the Company's common stock. In addition, certain convertible debt holders converted $70,238 of accrued interest on the convertible debt to 271,212 shares of the Company's common stock.

     In March 2002, the holder of $450,000 of convertible debt agreed to extend the due date of the debt to February 23, 2004 and the Company agreed to reduce the conversion rate on the convertible debt from 85% of the market price of the Company's common stock to 70% of the market price of the Company's common stock. The Company recorded the $113,000 for as an expense for the beneficial conversion feature of the new conversion rate.

5.   BRIDGE NOTES

     During April 2002, the Company borrowed $22,526, due the earlier of June 29, 2002 or upon the Company raising funds in excess of $30,000. The loan bears interest at 10% per annum. If the loan is not repaid within 30 days after the due date, the loan will bear interest at 14% per annum. The Company did not raise these funds and the holder has agreed to extend the term of the note.

     During June 2002, the Company borrowed $35,000, due the earlier of September 10, 2002 or upon the Company raising funds in excess of $50,000. The loan bears interest at 10% per annum. If the loan is not repaid within 30 days after the due date, the holder will receive 50,000 shares of the Company's common stock.

6.   TECHNOLOGY AFFILIATES AGREEMENT

     We entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for our planned bio-terrorism detection equipment. The agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into our developing bio-terrorism detection device. The intent is to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. All related projects are to be completed by September 28, 2003, though we may terminate the agreement at any time with written notice. We are entitled to maintain non-exclusive rights to any technology developed under the terms of the agreement. The estimated cost of the project to us is $249,000.

     In August 2002, we entered into an option agreement with the California Institute of Technology, which granted us an exclusive irrevocable option and right to acquire an exclusive worldwide license to products developed as part of the above technology affiliates agreement. The option is exercisable for a one year period commencing upon grant. We paid $2,000 for the option, which will be credited our exercise price of $2,000 if we chose to exercise the option. Any license agreement that we may enter into upon exercise of the option will provide royalties of 0.5% to 5% for sales of licensed products and 20% to 50% for revenues received from a sub-licensee for consideration of future sale of or sale of licensed products.

7.   INVENTORIES

     Inventories are stated at the lower of cost (first-in first-out) basis or market. At June 30, 2002 a full valuation allowance has been established for the inventory. Following the sale of Dasibi, we arranged with Dasibi that it would continue to house the inventory that Dasibi assigned to us as part of the sale of Dasibi. During the three months ended June 30, 2002, we were informed that Dasibi vacated its manufacturing space, taking the inventory that was assigned to us. We currently are in the process of investigating the location of our inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements provided under Part I, Item 1 of this quarterly report on Form 10-QSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

     The forward-looking information set forth in this quarterly report on Form 10-Q is as of August 15, 2002, and we undertake no duty to update this information. If events occur subsequent to August 15, 2002 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-QSB or a current report on Form 8-K. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

OVERVIEW AND RECENT DEVELOPMENTS

     We are primarily engaged in the research and development of bio-terrorism detection devices. Historically, our core business has been the design, manufacture and marketing of automated continuous monitoring instruments used to detect and measure various types of air pollution, such as "acid rain," "ozone depletion" and "smog episodes," primarily through our then wholly-owned subsidiary, Dasibi Environmental Corp., which we refer to throughout this report as Dasibi. We also supplied computer-controlled calibration systems that verify the accuracy of our instruments, data loggers to collect and manage pollutant information and our final reporting software for remote centralized applications. We did not recognize material revenues from these products. Beginning in the fourth quarter of fiscal 2001, we began to shift our business focus and strategy to the bio-terrorism detection device and medical diagnostic equipment markets.

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

     Our board of directors believed that the sale of Dasibi would assist us in pursuing our business strategy which emphasizes the research and development of bio-terrorism detection devices and, to a lesser extent, medical diagnostic equipment. In early February 2002, we announced the launch of a pilot program geared towards early adopters of our bio-terrorism detection devices currently in development. Currently, these devices are able to collect particles to view by microscope, but are not capable of differentiating between different types of particles. Under this program, we made available our Model 7001 to select customers for installation and use while we continued our ongoing modification and reengineering of the device to enable real-time detection of airborne biological and chemical agents. We sold our first Model 7001 device to Summit Sportswear, a then existing customer of our air monitoring systems. Subsequently, Anaheim Hilton agreed to participate in our pilot program and we installed a Model 7001 in its facilities. We hope to obtain valuable performance data from these installations which we believe will assist us in developing collaborative partnerships to develop bio-terrorism detection devices. Moreover, we expect that this performance data will help us determine the type of particles that the device detects in real life settings.

     After engaging in initial research and development efforts to further develop our bio-terrorism device, we determined to identify and pursue collaborative partners with whom we plan to further enhance our initial bio-terrorism detection device and work together to develop new bio-terrorism detection devices. Consistent with this strategy, in August 2002, we entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory to develop technology for our bio-terrorism detection equipment. The agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into our bio-terrorism detection device. The intent of the agreement is to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. All related projects are to be completed by September 28, 2003, though we may terminate the agreement at any time with written notice. We are entitled to maintain non-exclusive rights to any technology developed under the terms of the agreement. The estimated cost of the project to us is $249,000.

     In August 2002, we also entered into an option agreement with the California Institute of Technology, which granted us an exclusive irrevocable option and right to acquire an exclusive worldwide license to products developed as part of the technology affiliates agreement. The option is exercisable for a one year period commencing upon grant. We paid $2,000 for the option, which will be credited to our exercise price of $2,000 if we chose to exercise the option. Any license agreement that we may enter into upon exercise of the option will provide royalties of 0.5% to 5% for sales of licensed products and 20% to 50% for revenues received from a sub-licensee for consideration of future sale of or sale of licensed products.

     To a lesser extent, we also intend to concentrate on further research and development to extend our applications of our nitric oxide machine to the medical diagnostics market. We previously have participated in developing an asthma detection instrument with Logan Research of London England, a research institute, for these applications, but the project was halted due to a lack of funding. We are once again engaging in discussions with potential research partners to pursue this plan. To date, we have not entered into any collaborative relationships with research partners in connection with the development of the nitric oxide machine.

     Currently, we do not plan to pursue any business in the air pollution monitoring market; however, we may determine to engage in that business at a later date.

BIO-TERRORISM DETECTION DEVICE MARKET

     The attacks of September 11, 2001, and the subsequent spread of anthrax spores have created a new sense of urgency in the public health systems across the world, and especially in the United States. The United States government has responded to this urgent need for preparedness against bio-terrorism by approving federal legislation to spend over $3 billion in 2002 to prepare the country against future bio-terrorist attacks. The objective is to accelerate development of technologies that lead to cost effective and timely detection of biological and chemical warfare agents as well as effective treatments. Spending, as well as additional research and development support, has been allocated to both the private and public sectors. We have retained an outside consultant specialized in government grants, to consistently screen the applicable grants for us. Our consultant identified a grant opportunity and developed and submitted a proposal to the Defense Advanced Research Projects Agency. At this time, we have not received any portion of these grants, and cannot assure you that we will receive any portion in the future.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Under accounting principles generally accepted in the United States, we are required to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Because of the uncertainties inherent in making assumptions and estimates, actual results in future periods may differ significantly from our assumptions and estimates. We base our assumptions and assumptions on historical experience and on various other factors believed to be reasonable under the circumstances. The following represents what we believe are the critical accounting policies most affected by our significant estimates and judgments.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

The following discussion does not include the discontinued operations of Dasibi, which are discussed later in this section.

     REVENUES. Revenues were $0 for the three months ended June 30, 2002 and 2001 and were $30,000 for the six months ended June 30, 2002 compared to $0 for the six months ended June 30, 2001. This increase was due to the sale of one Model 7001 during the three months ended March 31, 2002.

     COST OF SALES. Cost of sales were $0 for the three months ended June 30, 2002 and 2001 and were $8,600 or 29% of sales for the six months ended June 30, 2002 compared to $0 for the six months ended June 30, 2001.

     GROSS MARGIN. Gross margin was 71% of net revenues for the six months ended June 30, 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $227,585, or 58.1%, to $163,980 for the three months ended June 30, 2002 from $391,565 for the three months ended June 30, 2001 and decreased $404,655, or 51.7%, to $378,475 for the six months ended June 30, 2002 from $783,130 in the six months ended June 30, 2001. The decrease in selling, general and administrative expense primarily is a result of a substantial reduction in overhead costs, including rent and salaries. Selling, general and administrative costs consisted primarily of accounting fees, legal fees, bio-detection product consulting and other expenses.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. Operating loss increased $1,571,734, or 274% and $1,301,418, or 108% to $2,145,232 and $2,510,102 for the
three and six months ended June 30, 2002 compared to operating loss of $573,498 and $1,208,684, for the three and six months ended June 30, 2001. The increase primarily is due to the loss on write-down of inventory of $1,914,342 in the three months ended June 30, 2002.

     OPERATIONS OF DASIBI-DISCONTINUED OPERATIONS. We have reported the operations of Dasibi as discontinued operations. We entered into a plan to spin-off Dasibi effective October 1, 2001, but later determined that the spin-off was not in the best interests of the shareholders. We sold Dasibi effective March 25, 2002. Dasibi had assets of approximately $967,000 and liabilities of approximately $2,072,000 as of December 31, 2001 and a loss from operations from October 1, 2001 to December 31, 2001 of approximately $813,770. Dasibi had a loss from operations of approximate $150,000 during the three months ended March 31, 2002. We recognized a gain of approximately $1,491,000 on the sale of Dasibi.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) our operating activities during the six months ended June 30, 2002 was ($245,280), primarily attributable to a net loss from continuing operations. Net cash provided by financing activities during the six months ended June 30, 2002 was $102,526, primarily due to the issuance of the Company's common stock and advances on notes payable.

     Our total cash and cash equivalent balance at June 30, 2002, was $0, as compared to December 31, 2001, which was $142,754. Cash primarily was used for payment of professional fees. Additionally, some of this amount was cash of Dasibi. Because of the reductions in our cash balances and our inability to raise financing during the three months ended June 30, 2002, we ceased most of our operating activities. Currently, we are dependent upon potential financings to meet our operating needs and pay our current liabilities. Our future cash flow is dependent on our ability to raise debt or equity financing to form strategic ventures to jointly develop new products in the bio-terrorism industry in a timely and cost efficient manner, commercial acceptance of our technology and products, collections and the signing of new contracts, and other events and circumstances that also are difficult to predict with accuracy.

     Historically, we have financed operations through bank borrowings and the issuance of common stock. Since our financial statements have deteriorated, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been relatively expensive. Our working capital deficit at June 30, 2002, was $1,867,412. We require immediate financing to repay our indebtedness and continue operations. We require at least $1.5 million in the next six to twelve months to develop new products in the bio-terrorism industry, engage in marketing and sales and otherwise continue to execute our business plan. We actively continue to pursue additional equity or debt financings but to date have not received any funding commitments other than as reported in this report. Currently, we have no cash on hand, and sold only one product in the six months ended June 30, 2002. We cannot fund future operating losses and capital requirements. Since January 1, 2002, we have raised net proceeds of $102,526 in debt and equity financings. If we are unable to obtain additional financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

     During the past two fiscal years and through the date of this report, we have received debt financing upon various terms. Several of the debentures issued contain conversion features priced at a discount to the fair market value of our common stock at the time of conversion. Due to our financial condition at the time, including our immediate need for additional capital, and the difficult financing environment generally, we were not able to negotiate minimum conversion prices. We do not have any present plans to issue convertible securities without a minimum conversion price, however, may do so in the future if we otherwise cannot raise financing.

          (A) Three one-year loans from unaffiliated individuals evidenced by promissory notes with an aggregate face amount of $300,000, maturing June 1, 2001, with interest at the rate of 12% per annum. These loans were initially made in 1999 and restructured in 2000.

          (B) One subordinated convertible debenture with a face amount of $500,000, due June 2002, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.16 or 80% of the market price on the date of conversion. As of the date of this report, the outstanding balance is $300,000. The holder has agreed to extend the term of the debenture.

          (C) One convertible debenture with a face amount of $300,000, due June 30, 2001, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.25 or 80% of the market price on the date of conversion. As of the date of this report, the outstanding principal balance is $0.

          (D) One convertible debenture with a face amount of $500,000 was due June 30, 2002, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.00 or 85% of the market price on the date of conversion. During the first quarter of 2002, the debenture due date was extended to February 2004 and is now convertible at 70% of the market price on the date of conversion. $300,000 of the debt has been converted into 1,175,209 shares of our common stock. As of the date of this report, the outstanding balance is $200,000.

          (E) One loan to Dasibi China, Inc., a wholly-owned subsidiary of ours, evidenced by a promissory note with a face amount of $75,000, maturing on the extended due date of June 30, 2002, with interest at the rate of 10% per annum. Dasibi China has agreed to extend the term of the note.

          (F) One loan to Delta Capital evidenced by a promissory note with a face amount of $200,000, maturing on the extended due date of June 2002, with interest at the rate of 18% per annum. Delta Capital has agreed to extend the term of the note.

          (G) Eight convertible debentures with a total face amount of $365,000, due July 17, 2002, with interest at the rate of 9% per annum, convertible at a conversion price of the lesser of $2.34 or 80% of the market price on the date of conversion. As of the date of this report, the outstanding balalnce is $320,000. The holders have agreed to extend the term of the debentures.

          (H) One loan payable for $22,526 due the earlier of June 29, 2002 or the date upon which we raise funds in excess of $30,000. The loan bears interest at 10% per annum. If the loan is not repaid within 30 days after the due date, the loan will bear interest at 14% per annum. We have not raised the funds in excess of $30,000. The holder has agreed to extend the term of the loan.

          (I) One loan payable for $35,000, due the earlier of September 10, 2002 or upon which we raise funds in excess of $50,000. The loan bears interest at 10% per annum. If the loan is not repaid within 30 days after the due date, the holder will receive 50,000 shares of our common stock, and the loan will bear interest at 14%.

          (J) Demand note for $250,000 under Ex-Im Bank authorization at Wall Street Journal Prime +3.% per annum, maturing on March 31, 2002.

RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2002, we sold 250,000 shares of common stock for $100,000. In connection with this financing, we paid a placement fee in the amount of $5,000 to a company controlled by our President and Chief Executive Officer.

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

OUR INDEPENDENT AUDITOR'S REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     At December 31, 2001, our independent auditors' report, as prepared by AJ Robbins, PC and dated March 22, 2002, which appears in our 2001 Form 10-KSB, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2001 and the sale of our operating subsidiary. We have experienced operating losses since the date of the auditor's report and in prior years. Our cash and short-term investment balances have declined since December 31, 2001 to $0. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. We do not have any cash on hand or short-term investments and we do not expect that cash generated by operations will sufficiently fund future operating losses and capital requirements. We have attempted to raise additional capital through debt or equity financing and to date have had nominal success. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors

WE NEED ADDITIONAL CAPITAL TO FUND OUR RESEARCH AND DEVELOPMENT ACTIVITIES. IF WE OBTAIN FINANCING, EXISTING SHAREHOLDER INTERESTS MAY BE DILUTED AND IF WE CANNOT OBTAIN ADEQUATE FINANCING, WE MAY CEASE OPERATIONS.

     Recently we shifted our research and development, marketing and business development efforts away from the air pollution market in China towards th research and development of bio-terrorism detection devices and, to a lesser extent, to other medical applications for our products. If we cannot raise additional capital, we will not be able to pursue these strategies as scheduled, or at all, and we may cease operations. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. In addition, any convertible securities issued may not contain a minimum conversion price, which may make it more difficult for us to raise financing and may cause the market price of our common stock to decline because of the indeterminable overhang that is created by the discount to market conversion feature. In addition, any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot be certain that additional financing will be available when and to the extent we require or that, if available, it will be on acceptable terms.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2002.

     We have not been profitable in the past years and have an accumulated deficit of $15.3 million. During fiscal 2001 and the six months ended June 30, 2002, we incurred net losses of $7.4 million and $2.3 million, respectively. Achieving profitability depends upon numerous factors, including out ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2002.

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

WE ARE NOT RETAINING ANY OF THE DASIBI EMPLOYEES WHO HAVE SIGNIFICANT EXPERIENCE AND KNOWLEDGE IN DEVELOPING, ENHANCING OR MARKETING DASIBI'S CURRENT PRODUCTS, AND AS A RESULT, IT MAY BE MORE DIFFICULT TO DEVELOP OUR NEW PRODUCTS.

     If we cannot effectively manage the design, development, manufacture and marketing of our new bio-terrorism detection products, we will continue to experience losses and will cease operations. Our former employees had extensive experience in the development of the air monitoring systems that we are re-engineering and re-designing for the bio-terrorism detection device industry. Our management team does not have substantial experience in the research and development of bio-terrorism detection devices and may not be able to timely identify or anticipate all of the material risks associated with operating that business. We may not be able to form collaborative partnerships or retain a sufficient number of additional qualified employees on a timely business, or at all.

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

WE HAVE ISSUED DEBENTURES CONVERTIBLE AT A PRICE DISCOUNT TO MARKET AND CONVERSION OF THESE SECURITIES MAY DEPRESS THE MARKET VALUE OF OUR SHARES.

     As of June 30, 2002, we have outstanding an aggregate of $820,000 in convertible debentures which are convertible into our common stock at 70-85% of the market price on the date of conversion. It may be difficult to raise financing and the market price of our common stock may decline because of the indeterminable overhang that is created by the discount to market conversion feature of these debentures. If the holders of these debentures convert their debentures at the discounted price of 15-30% below the market price the existing shareholders will suffer substantial dilution and our stock price may substantially decline. The following table illustrates the range in number of shares that may be issued upon conversion of our debentures that do not contain minimum conversion prices based on various historical trading prices of our common stock as set forth in the table:

                                                   ASSUMED CONVERSION PRICE
                                       -----------------------------------------------
                                           $.20              $.40              $.60
                                           ----              ----              ----
NO. OF SHARES ISSUABLE UPON
CONVERSION                              4,100,000         2,050,000          1,366,667

PERCENT OF OUTSTANDING
COMMON STOCK PRIOR TO ISSUANCE             49.7%             24.8%              16.6%


     In addition, large numbers of shares purchased at a discount could cause short sales to occur which would lower the bid price of the common stock. The term "short sale" means any sale of our common stock which the seller does not own or any sale which is consummated by the delivery of our common stock borrowed by, or for the account of, the seller.

OUR COMMON SHARES HAVE BEEN DELISTED FROM THE NASDAQ STOCK MARKET.

     On June 11, 2002 we were notified by The Nasdaq Stock Market that we did not meet the continued listing requirements of The Nasdaq Small Capital Market and our common shares were delisted on the close of business on June 19, 2002. Our common stock currently is trading on The Over The Counter Bulletin Board. It may be more difficult to raise additional debt or equity financing while trading on the Over the Counter Bulletin Board. If we are unable to raise additional financing, we will not be able to accomplish our business objectives and may consider steps to protect our assets against creditors.

OUR OUTSTANDING OPTIONS AND WARRANTS, AND CONVERTIBLE DEBENTURES MAY DILUTE OUR SHAREHOLDERS' INTERESTS.

     As of June 30, 2002, we have granted options and warrants to purchase a total of 1,946,427 shares of common stock that have not been exercised and an aggregate of $820,000 outstanding debentures that are convertible based upon a conversion price of 70-85% of the market price on the date of conversion. To the extent these outstanding options and warrants are exercised or the convertible debentures are converted, our shareholder's interests will be diluted.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

WALT DISNEY WORLD CO. V. POLLUTION RESEARCH AND CONTROL CORP. AND DASIBI ENVIRONMENTAL CORP. (CASE NO. BC 274013 LOS ANGELES SUPERIOR COURT)

On May 15, 2002, the above plaintiff filed a lawsuit alleging a single cause of action for unlawful detainer against us and our former wholly-owned subsidiary, Dasibi Environmental Corp. The complaint alleges that pursuant to a lease agreement, we owe the plaintiff unpaid rent in the amount of $249,366.85, and damages at the rate of $1,272.50 for each day Dasibi continues possession of premises commencing May 1, 2002. Plaintiffs also seek immediate possession of the premises, reasonable attorneys' fees and costs. As of the date of this report, no discovery has taken place. We plan to vigorously defend the litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

               99.1   Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002 dated August 19, 2002.

               99.2   Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002 dated August 19, 2002.

        (b)  Reports on Form 8 K

               Current Report on Form 8-K filed April 9, 2002, Items 2 and 7.

               Current Report on Form 8-K/A filed May 24, 2002, Item 7.

               Current Report on Form 8-K filed June 20, 2002, Items 5 and 7.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    POLLUTION RESEARCH AND CONTROL CORP.


Date August 19, 2002                  /S/ JACQUES TIZABI
                                    -------------------------------------------
                                    By:     Jacques Tizabi
                                    Its:    President, Chief Executive Officer
                                            and Chairman of the Board