Form 10QSB
period 2002-09-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2002-11-19
CIK 763950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                For the quarterly period ended September 30, 2002

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

  For the transition period from __________________ to ______________________.


                         Commission file number 0-14266
                                                -------


                      POLLUTION RESEARCH AND CONTROL CORP.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



          CALIFORNIA                                             95-2746949
-------------------------------                             -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


                       9300 WILSHIRE BOULEVARD, SUITE 308
                         BEVERLY HILLS, CALIFORNIA 90212
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (310) 248-3655
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 10,881,100 shares issued and outstanding as of November 12, 2002.

Transitional Small Business Disclosure Format (check one):   Yes[_] No [X]

                      POLLUTION RESEARCH AND CONTROL CORP.

                                      INDEX

                                                                          PAGE

PART I  FINANCIAL INFORMATION...............................................3

Item 1. Financial Statements................................................3

        Consolidated Balance Sheet as of September 30, 2002.................3

        Consolidated  Statements of Operations  for the three and
        nine months ended September 30, 2002 and September 30, 2001.........4

        Consolidated Statements of Changes in Stockholders' Equity
        (Deficit) for the nine months ended September 30, 2002..............5

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2002 and September 30, 2001.........6

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

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           ==========================

                                                              September 30,
                                                                  2002
                                                              ------------
                                                              (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
       Cash                                                   $     40,434
       Accounts receivable                                          30,000
                                                              ------------

                     Total Current Assets                     $     70,434
                                                              ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
       Accounts payable                                       $    400,086
       Notes payable and convertible debt                        1,487,526
       Accrued interest expense                                    305,268
                                                              ------------

                     Total Current Liabilities                   2,192,880

LONG-TERM NOTES PAYABLE AND CONVERTIBLE DEBT                       200,000
                                                              ------------

                     Total Liabilities                           2,392,880
                                                              ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
       Preferred stock, no par value, 20,000,000 shares
           authorized, -0- issued and outstanding                     --
       Common stock, no par value, 30,000,000 shares
           authorized, 9,013,858 issued and outstanding         10,483,230
       Additional paid-in capital                                2,759,055
       Accumulated (deficit)                                   (15,564,731)
                                                              ------------

                     Total Stockholders' Equity (Deficit)       (2,322,446)
                                                              ------------

                                                              $     70,434
                                                              ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             Three Months    Three Months   Nine Months     Nine Months
                                                                Ended           Ended         Ended           Ended
                                                             September 30,   September30,  September 30,   September 30,
                                                                 2002            2001          2002            2001
                                                              -----------    -----------    -----------    -----------
                                                              (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

REVENUES                                                      $      --      $      --      $    30,000    $     --
                                                              -----------    -----------    -----------    -----------

COST OF GOODS SOLD                                                   --             --            8,600          --
                                                              -----------    -----------    -----------    -----------

GROSS PROFIT                                                         --             --           21,400          --
                                                              -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   Selling, general and administrative                            162,852        391,565        541,327      1,174,695
   Loss on write-down of inventory                                   --             --        1,914,342           --
                                                              -----------    -----------    -----------    -----------

         Total Operating Expenses                                 162,852        391,565      2,455,669      1,174,695
                                                              -----------    -----------    -----------    -----------

(LOSS) FROM OPERATIONS                                           (162,852)      (391,565)    (2,434,269)    (1,174,695)
                                                              -----------    -----------    -----------    -----------

OTHER (EXPENSE):
   Interest expense                                               (62,882)       (56,408)      (188,567)      (169,224)
   Beneficial conversion feature of convertible debt                 --             --         (113,000)          --
   Amortization of loan fees                                         --          (14,080)          --         (326,818)
                                                              -----------    -----------    -----------    -----------

         Net Other (Expense)                                      (62,882)       (70,488)      (301,567)      (496,042)
                                                              -----------    -----------    -----------    -----------

(LOSS) FROM CONTINUING OPERATIONS                                (225,734)      (462,053)    (2,735,836)    (1,670,737)
                                                              -----------    -----------    -----------    -----------


DISCONTINUED OPERATIONS:
   Gain (Loss) from operations of discontinued subsidiaries          --          389,763       (149,745)      (271,695)
   Gain on disposal of subsidiary                                    --             --        1,490,553           --
                                                              -----------    -----------    -----------    -----------

         Total Income (Loss) From Discontinued Operations            --          389,763      1,340,808       (271,695)
                                                              -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                             $  (225,734)   $   (72,290)   $(1,395,028)   $(1,942,432)
                                                              ===========    ===========    ===========    ===========


NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
   Continuing operations                                      $     (0.03)   $     (0.08)   $     (0.37)   $     (0.26)
   Discontinued operations:
       Gain (Loss) from operations                                   --             0.07          (0.02)         (0.04)
       Gain on disposal                                              --             --             0.20           --
                                                              -----------    -----------    -----------    -----------

                                                              $     (0.03)   $     (0.01)   $     (0.19)   $     (0.30)
                                                              ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING,
   BASIC  AND DILUTED                                           8,603,046      5,950,085      7,374,633      6,456,196
                                                              ===========    ===========    ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (Unaudited)
                                                                                                         Total
                                         Common Stock                  Additional                     Stockholders'
                                         ------------                  Paid-In        Accumulated        Equity
                                            Shares         Amount       Capital        (Deficit)        (Deficit)
-------------------------------------------------------------------------------------------------------------------

                                                                                      -
Balances, December 31, 2001                 5,949,616   $  9,789,742   $  2,485,062   $(14,169,703)   $ (1,894,899)

Stock issued for consulting services          120,000         43,250           --             --            43,250

Conversion of convertible debt              2,072,464        505,238           --             --           505,238

Stock issued in Private Placement             597,222        145,000           --             --           145,000

Value of stock based compensation
   issued for sale of Dasibi                     --             --          160,993           --           160,993

Value of beneficial conversion feature
   of convertible debt                           --             --          113,000           --           113,000

Net (loss) for the period                        --             --             --       (1,395,028)     (1,395,028)

                                         -------------------------------------------------------------------------
Balances, September 30, 2002                8,739,302   $ 10,483,230   $  2,759,055   $(15,564,731)   $ (2,322,446)
                                         =========================================================================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the nine months ended
                                                                          September 30,
                                                                   --------------------------
                                                                      2002           2001
                                                                   -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
         Reconciliation of net (loss) to net cash flows provided
           by (used in) operating activities:
         Net (loss) from continuing operations                     $(2,735,836)   $(1,670,737)
         Depreciation and amortization                                    --           18,675
         Amortization of loan fees                                        --          423,544
         Amortization of consulting fee                                   --          514,932
         Loss from unconsolidated joint venture                           --          234,579
         Deferred rent                                                    --          (10,901)
         Beneficial conversion feature of convertible debt             113,000           --
         Stock issued for services                                      43,250           --
    Changes in assets and liabilities
         Accounts receivable                                           (30,000)      (186,743)
         Inventories                                                 1,914,342       (356,977)
         Inventory held by joint venture                                  --         (500,000)
         Other current assets                                             --           (2,190)
         Accounts payable and accrued expenses                         390,398        580,135
         Deferred revenue                                                 --          550,000
                                                                   -----------    -----------
           Net cash flows (to) continuing operations                  (304,846)      (405,683)
           Net cash flows (to) discontinued operations                    --         (271,695)
                                                                   -----------    -----------

               Net Cash (Used in) Operating Activities                (304,846)      (677,378)
                                                                   -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

               Net Cash (Used in) Investing Activities                    --             --
                                                                   -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                             150,000        100,000
    Payment of offering costs                                           (5,000)          --
    Capital Contribution                                                  --          250,000
    Advances on notes payable                                           57,526        370,000
    Repurchase of common stock                                            --          (12,600)
    Advances on letter of credit                                          --          350,000
    Repayments under letter of credit                                     --         (350,000)
                                                                   -----------    -----------


               Net Cash Provided by Financing Activities               202,526        707,400
                                                                   -----------    -----------

INCREASE (DECREASE) IN CASH                                           (102,320)        30,022

CASH, beginning of period                                              142,754        172,306
                                                                   -----------    -----------

CASH, end of period                                                $    40,434    $   202,328
                                                                   ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Pollution Research and Control Corp. included in our Form 10-KSB for the fiscal year ended December 31, 2001.

2. STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2002, we sold 597,222 shares of common stock for $150,000, $50,000 of which had been received prior to December 31, 2001 and had been recorded as a liability. We paid a $5,000 placement fee to a company controlled by our President and CEO. The investors will receive warrants to purchase 159,721 shares of common stock at prices ranging from $.027 to $.063 per share.

Subsequent to period end and through the date of this report, the Company sold 1,524,100 shares of common stock for $249,000. The investors will receive warrants to purchase 1,055,022 shares of common stock at prices ranging from $.225 to $.60 per share.

In addition, the Company issued 410,000 shares of its common stock for services and loan fees subsequent to period-end.

3. SALE OF DASIBI

In March 2002, the Company entered into an agreement to sell Dasibi to one of its note holders in exchange for the forgiveness of $1,500,000 of debt, including $1,220,000, which was outstanding at December 31, 2001 then due to that note holder. The purchaser assumed all liabilities of Dasibi as of the date of the closing of the sale and all liabilities of the Company incurred on behalf of Dasibi. As part of the transaction, Dasibi assigned all of its inventory to the Company. The agreement also amended and restated the option grants to purchase common stock of the Company to the purchaser as follows: 50,000 at $0.25 per share, 100,000 at $0.50 per share, 528,571 at $0.875 per share,
100,000 at $1.00 per share and 21,875 at $3.10 per share. The options are vested immediately and expire in March 2005. The options are valued at the fair market value of $160,993 on the date of grant utilizing the Black-Scholes pricing model. The average risk-free interest rate used was 4.73%, volatility was estimated at 99.86%, the expected life was three years.

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

4. CONVERTIBLE DEBT

During the nine months ended September 30, 2002, certain convertible debt holders converted $435,000 to 1,801,252 shares of the Company's common stock. In addition, certain convertible debt holders converted $70,238 of accrued interest on the convertible debt to 271,212 shares of the Company's common stock.

In March 2002, the holder of $450,000 of convertible debt agreed to extend the due date of the debt to February 23, 2004 and the Company agreed to reduce the conversion rate on the convertible debt from 85% of the market price of the Company's common stock to 70% of the market price of the Company's common stock. The Company recorded the $113,000 as an expense for the beneficial conversion feature of the new conversion rate. As of September 30, 2002, $250,000 had been converted and the outstanding balance was $200,000.

5. BRIDGE NOTES

During April 2002, the Company borrowed $22,526, due the earlier of June 29, 2002 or upon the Company raising funds in excess of $30,000. The Company did not raise these funds. The original interest rate was 10% per annum. Pursuant to the terms of the loan, since the loan was not repaid within 30 days after the due date, the loan bears default interest at 14% per annum. The lender has agreed to extend the terms of the note at least until year-end.

During June 2002, the Company borrowed $35,000, due the earlier of September 10, 2002 or upon the Company raising funds in excess of $50,000. The original interest rate was 10% per annum. If the loan was not repaid within 30 days after the due date, the holder was to receive 50,000 shares of the Company's common stock. The note has not been repaid and the lender agreed to extend the terms of the note at least until year-end. The 50,000 shares of the Company's common stock have not been issued.

6. TECHNOLOGY AFFILIATES AGREEMENT

We entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for our planned bio-terrorism detection equipment. The agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into our developing bio-terrorism detection device. The intent is to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. All related projects are to be completed by September 28, 2003, though we may terminate the agreement at any time with written notice. We are entitled to maintain non-exclusive rights to any technology developed under the terms of the agreement. The estimated cost of the project to us is $249,000. No payments had been made as of September 30, 2002. As of the date of this report, we have paid NASA $80,000 towards the project.

In August 2002, we entered into an option agreement with the California Institute of Technology, which granted us an exclusive irrevocable option and right to acquire an exclusive worldwide license to products developed as part of the above technology affiliates agreement. The option is exercisable for a one-year period commencing upon grant. A payment of $2,000 was required within 60 days to exercise the option. We did not make the payment and entered into a new option agreement in October 2002 under the same terms except requiring payment of $2,000 within 30 days of the agreement to exercise the option. Any license agreement that we may enter into upon exercise of the option will provide royalties of 0.5% to 5% for sales of licensed products and 20% to 50% for revenues received from a sub-licensee for consideration of future sale of or sale of licensed products.

7. INVENTORIES

Inventories are stated at the lower of cost (first-in first-out) basis or market. At September 30, 2002 a full valuation allowance has been established for the inventory. Following the sale of Dasibi, we arranged with Dasibi that it would continue to house the inventory that Dasibi assigned to us as part of the sale of Dasibi. During the second quarter of 2002, we were informed that Dasibi vacated its manufacturing space, taking the inventory that was assigned to us. We currently are in the process of investigating the location of our inventory and reviewing our rights under the circumstances.

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

The forward-looking information set forth in this quarterly report on Form 10-Q is as of November 12, 2002, and we undertake no duty to update this information. If events occur subsequent to November 12, 2002 that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-QSB or a current report on Form 8-K. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

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

Our board of directors believed that the sale of Dasibi would assist us in pursuing our business strategy, which emphasizes the research and development of bio-terrorism detection devices and, to a lesser extent, medical diagnostic equipment. In early February 2002, we announced the launch of a pilot program geared towards early adopters of our bio-terrorism detection devices currently in development. Currently, these devices are able to collect particles to view by microscope, but are not capable of differentiating between different types of particles. Under this program, we made available our Model 7001 to select customers for installation and use while we continued our ongoing modification and reengineering of the device to enable real-time detection of airborne biological and chemical agents. We sold our first Model 7001 device to Summit Sportswear, a then existing customer of our air monitoring systems. Subsequently, Anaheim Hilton agreed to participate in our pilot program and we installed a Model 7001 in its facilities. We hope to obtain valuable performance data from these installations, which we believe will assist us in developing collaborative partnerships to develop bio-terrorism detection devices. Moreover, we expect that this performance data will help us determine the type of particles that the device detects in real life settings.

After engaging in initial research and development efforts to further develop our bio-terrorism device, we determined to identify and pursue collaborative partners with whom we plan to further enhance our initial bio-terrorism detection device and work together to develop new bio-terrorism detection devices. Consistent with this strategy, in August 2002, we entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory to develop technology for our bio-terrorism detection equipment. The agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into our bio-terrorism detection device. The intent of the agreement is to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. All related projects are to be completed by September 28, 2003, though we may terminate the agreement at any time with written notice. We are entitled to maintain non-exclusive rights to any technology developed under the terms of the agreement. The estimated cost of the project to us is $249,000. No payments had been made as of September 30, 2002. As of the date of this report, we have paid NASA $80,000 towards the project.

In August 2002, we also entered into an option agreement with the California Institute of Technology, which granted us an exclusive irrevocable option and right to acquire an exclusive worldwide license to products developed as part of the technology affiliates agreement. The option is exercisable for a one-year period commencing upon grant. We paid $2,000 for the option, which will be credited to our exercise price of $2,000 if we chose to exercise the option. Any license agreement that we may enter into upon exercise of the option will provide royalties of 0.5% to 5% for sales of licensed products and 20% to 50% for revenues received from a sub-licensee for consideration of future sale of or sale of licensed products.

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

CONSOLIDATION

The consolidated financial statements include the accounts of Pollution Research
and  Control  Corp.  and  our  wholly  owned   subsidiaries.   All   significant
intercompany balances and transactions have been eliminated in consolidation.

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

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate our long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets have been made.

INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At September 30, 2001, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after September 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 effective January 1, 2002. We have determined that the adoption of the provisions of SFAS 142 will have no material impact on our results of operations and financial position.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for us for the fiscal year beginning January 1, 2002, and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. We estimate that the new standard will not have a material impact on our financial statements but are still in the process of evaluating the impact on our results of operations and financial position.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for the Company for the fiscal year beginning January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We estimate that the new standard will not have a material impact on our financial statements but are still in the process of evaluating the impact on our results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. We have reviewed SFAS 145 and its adoption is not expected to have a material effect on our consolidated results of operations and financial position.

In July 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We have reviewed SFAS 146 and its adoption is not expected to have a material effect on our consolidated results of operations and financial position.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

The following discussion does not include the discontinued operations of Dasibi, which are discussed later in this section.

REVENUES. Revenues were $0 for the three months ended September 30, 2002 and 2001 and were $30,000 for the nine months ended September 30, 2002 compared to $0 for the nine months ended September 30, 2001. This increase was due to the sale of one Model 7001 during the three months ended March 31, 2002.

COST OF SALES. Cost of sales were $0 for the three months ended September 30, 2002 and 2001 and were $8,600 or 29% of sales for the nine months ended September 30, 2002 compared to $0 for the nine months ended September 30, 2001.

GROSS MARGIN. Gross margin was 71% of net revenues for the nine months ended September 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $228,713, or 58.4%, to $162,852 for the three months ended September 30, 2002 from $391,565 for the three months ended September 30, 2001 and decreased $633,368, or 53.9%, to $541,327 for the nine months ended September 30, 2002 from $1,174,695 in the nine months ended September 30, 2001. The decrease in selling, general and administrative expense primarily is a result of a substantial reduction in overhead costs, including rent and salaries. Selling, general and administrative costs consisted primarily of accounting fees, legal fees, bio-detection product consulting and other expenses.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Operating loss decreased $236,319, or 51.1%, to $225,734 for the three months ended September 30, 2001 as compared to $462,053 for the three months ended September 30, 2001. The decrease is primarily due to a substantial reduction in overhead costs, including rent and salaries. Operating loss increased $1,065,099, or 63.8% to $2,735,836 for the nine months ended September 30, 2002 compared to operating loss of $1,670,737, for the nine months ended September 30, 2001. The increase primarily is due to the loss on write-down of inventory of $1,914,342 during the three months ended June 30, 2002.

OPERATIONS OF DASIBI-DISCONTINUED OPERATIONS. We have reported the operations of Dasibi as discontinued operations. We entered into a plan to spin-off Dasibi effective October 1, 2001, but later determined that the spin-off was not in the best interests of the shareholders. We sold Dasibi effective March 25, 2002. Dasibi had assets of approximately $967,000 and liabilities of approximately $2,072,000 as of December 31, 2001 and a loss from operations from October 1, 2001 to December 31, 2001 of approximately $813,770. Dasibi had a loss from operations of approximately $150,000 during the three months ended March 31, 2002. We recognized a gain of approximately $1,491,000 on the sale of Dasibi.

LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) our operating activities during the nine months ended September 30, 2002 was ($304,846), primarily attributable to a net loss from continuing operations. Net cash provided by financing activities during the nine months ended September 30, 2002 was $202,526, primarily due to the issuance of the Company's common stock and advances on notes payable.

Our total cash and cash equivalent balance at September 30, 2002, was $40,434, as compared to December 31, 2001, which was $142,754. Cash primarily was used for payment of professional fees. Additionally, some of this amount was cash of Dasibi. Because of the reductions in our cash balances and our inability to raise financing during the three months ended March 31, 2002, we ceased most of our operating activities. Currently, we are dependent upon potential financings to meet our operating needs and pay our current liabilities. Our future cash flow is dependent on our ability to raise debt or equity financing to form strategic ventures to jointly develop new products in the bio-terrorism industry in a timely and cost efficient manner, commercial acceptance of our technology and products, collections and the signing of new contracts, and other events and circumstances that also are difficult to predict with accuracy.

Historically, we have financed operations through debt financing and the sale of common stock. Since our financial statements have deteriorated, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been relatively expensive. Our working capital deficit at September 30, 2002, was $2,122,446. We require immediate financing to repay our indebtedness and continue operations. We require at least $1.5 million in the next six to twelve months to develop new products in the bio-terrorism industry, engage in marketing and sales and otherwise continue to execute our business plan. We actively continue to pursue additional equity or debt financings but to date have not received any funding commitments other than as reported in this report. Currently, we have limited cash on hand, and sold only one product in the nine months ended September 30, 2002. We cannot fund future operating losses and capital requirements. Since January 1, 2002 and through the date of this report, we have raised net proceeds of $456,526 in debt and equity financings. If we are unable to obtain additional financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

(A) Three one-year loans from unaffiliated individuals evidenced by promissory notes with an aggregate face amount of $300,000, maturing June 1, 2001, with interest at the rate of 12% per annum. These loans were initially made in 1999 and restructured in 2000. These notes were due in June 2001 and are currently in default.

(B) One subordinated convertible debenture with a face amount of $500,000, due June 2002, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.16 or 80% of the market price on the date of conversion. As of the date of this report, the outstanding balance is $300,000. The lender has agreed to extend the term of the debenture at least until year-end.

(C) One convertible debenture with a face amount of $300,000, due September 30, 2001, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.25 or 80% of the market price on the date of conversion. As of the date of this report, the outstanding principal balance is $0.

(D) One convertible debenture with a face amount of $500,000 was due September 30, 2002, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.00 or 85% of the market price on the date of conversion. During the first quarter of 2002, the debenture due date was extended to February 2004 and is now convertible at 70% of the market price on the date of conversion. $300,000 of the debt has been converted into 1,175,209 shares of our common stock. As of the date of this report, the outstanding balance is $200,000.

(E) One loan to Dasibi China, Inc., a wholly-owned subsidiary of ours, evidenced by a promissory note with a face amount of $75,000, maturing on the extended due date of September 30, 2002, with interest at the rate of 10% per annum. The lender has agreed to extend the term of the debenture at least until year-end.

(F) One loan from Delta Capital evidenced by a promissory note with a face amount of $200,000, maturing on the extended due date of June 2002, with interest at the rate of 18% per annum. The lender has agreed to extend the term of the debenture at least until year-end.

(G) Eight convertible debentures with a total face amount of $365,000, due July 17, 2002, with interest at the rate of 9% per annum, convertible at a conversion price of the lesser of $2.34 or 80% of the market price on the date of conversion. As of the date of this report, the outstanding balance is $305,000. The lender has agreed to extend the term of the debenture at least until year-end.

(H) During April 2002, the Company borrowed $22,526, due the earlier of June 29, 2002 or upon the Company raising funds in excess of $30,000. The Company did not raise these funds. The original interest rate was 10% per annum. Pursuant to the terms of the loan, since the loan was not repaid within 30 days after the due date, the loan bears default interest at 14% per annum. The lender has agreed to extend the terms of the note at least until year-end.

(I) During June 2002, the Company borrowed $35,000, due the earlier of September 10, 2002 or upon the Company raising funds in excess of $50,000. The original interest rate was 10% per annum. If the loan was not repaid within 30 days after the due date, the holder was to receive 50,000 shares of the Company's common stock. The note has not been repaid and the lender agreed to extend the terms of the note at least until year-end. The 50,000 shares of the Company's common stock have not been issued.

(J) Demand note for $250,000 under Ex-Im Bank authorization at Wall Street Journal Prime +3% per annum, maturing on March 31, 2002.

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, we sold 250,000 shares of common stock for $100,000. In connection with this financing, we paid a placement fee in the amount of $5,000 to a company controlled by our President and Chief Executive Officer.

In connection with current and near-future financing, the Company intends to pay a 10% placement fee to a company controlled by its President and Chief Executive Officer for any money raised.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

At December 31, 2001, our independent auditors' report, as prepared by AJ. Robbins, PC and dated March 22, 2002, which appears in our 2001 Form 10-KSB, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2001 and the sale of our operating subsidiary. We have experienced operating losses since the date of the auditor's report and in prior years. Our cash and short-term investment balances have declined since December 31, 2001 to $40,434. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. We do not expect that cash generated by operations will sufficiently fund future operating losses and capital requirements. We have attempted to raise additional capital through debt or equity financing and to date have had nominal success. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors

WE NEED ADDITIONAL CAPITAL TO FUND OUR RESEARCH AND DEVELOPMENT ACTIVITIES. IF WE OBTAIN FINANCING, EXISTING SHAREHOLDER INTERESTS MAY BE DILUTED AND IF WE CANNOT OBTAIN ADEQUATE FINANCING, WE MAY CEASE OPERATIONS.

Recently we shifted our research and development, marketing and business development efforts away from the air pollution market in China towards the research and development of bio-terrorism detection devices and, to a lesser extent, to other medical applications for our products. If we cannot raise additional capital, we will not be able to pursue these strategies as scheduled, or at all, and we may cease operations. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. In addition, any convertible securities issued may not contain a minimum conversion price, which may make it more difficult for us to raise financing and may cause the market price of our common stock to decline because of the indeterminable overhang that is created by the discount to market conversion feature. In addition, any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot be certain that additional financing will be available when and to the extent we require or that, if available, it will be on acceptable terms.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2002.

We have not been profitable in the past years and have an accumulated deficit of $15.6 million. During fiscal 2001 and the nine months ended September 30, 2002, we incurred net losses of $7.4 million and $1.4 million, respectively. Achieving profitability depends upon numerous factors, including out ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2002.

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

If we cannot effectively manage the design, development, manufacture and marketing of our new bio-terrorism detection products, we will continue to experience losses and will cease operations. Our former employees had extensive experience in the development of the air monitoring systems that we are re-engineering and re-designing for the bio-terrorism detection device industry. Our management team does not have substantial experience in the research and development of bio-terrorism detection devices and may not be able to timely identify or anticipate all of the material risks associated with operating that business. We may not be able to form collaborative partnerships or retain a sufficient number of additional qualified employees on a timely business, or at all.
                                     Page 15

OUR PRODUCTS MAY NOT BE COMMERCIALLY ACCEPTED WHICH WILL ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

Our ability to enter into the bio-terrorism detection device market, establish brand recognition and compete effectively depends upon many factors, including broad commercial acceptance of our products. If our products are not commercially accepted, we will not recognize meaningful revenue and our results of operation will be materially adversely affected. The success of our products will depend in large part on the breadth of the information these products capture and the timeliness of delivery of that information. The commercial success of our products also depends upon the quality and acceptance of other competing products, general economic and political conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. We cannot assure you that our new products will achieve significant market acceptance or will generate significant revenue. If the marketplace does not broadly accept our products, our results of operations and financial condition could be materially and adversely affected.

WE HAVE ISSUED DEBENTURES CONVERTIBLE AT A PRICE DISCOUNT TO MARKET AND CONVERSION OF THESE SECURITIES MAY DEPRESS THE MARKET VALUE OF OUR SHARES.

As of September 30, 2002, we have outstanding an aggregate of $805,000 in convertible debentures which are convertible into our common stock at 70-85% of the market price on the date of conversion. It may be difficult to raise financing and the market price of our common stock may decline because of the indeterminable overhang that is created by the discount to market conversion feature of these debentures. If the holders of these debentures convert their debentures at the discounted price of 15-30% below the market price the existing shareholders will suffer substantial dilution and our stock price may substantially decline. The following table illustrates the range in number of shares that may be issued upon conversion of our debentures that do not contain minimum conversion prices based on various historical trading prices of our common stock as set forth in the table:



                                             ASSUMED CONVERSION PRICE
                                   -------------------------------------------
                                       $.10            $.15           $.20
                                       ----            ----           ----
NO. OF SHARES ISSUABLE UPON
CONVERSION                          8,050,000       5,366,667       4,025,000

PERCENT OF OUTSTANDING
COMMON STOCK PRIOR TO ISSUANCE         89.3%           59.5%           44.7%



In addition, large numbers of shares purchased at a discount could cause short sales to occur which would lower the bid price of the common stock. The term "short sale" means any sale of our common stock that the seller does not own or any sale that is consummated by the delivery of our common stock borrowed by, or for the account of, the seller.

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

OUR OUTSTANDING OPTIONS AND WARRANTS, AND CONVERTIBLE DEBENTURES MAY DILUTE OUR SHAREHOLDERS' INTERESTS.

As of September 30, 2002, we have granted options and warrants to purchase a total of 2,502,905 shares of common stock that have not been exercised and an aggregate of $805,000 outstanding debentures that are convertible based upon a conversion price of 70-85% of the market price on the date of conversion. To the extent these outstanding options and warrants are exercised or the convertible debentures are converted, our shareholder's interests will be diluted.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2002.

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

                                       POLLUTION RESEARCH AND CONTROL CORP.





Date November 12, 2002              /S/ JACQUES TIZABI
                                    -------------------------------------------
                                    By:     Jacques Tizabi
                                    Its:    President, Chief Executive Officer
                                            and Chairman of the Board