Form 10KSB
period 2002-12-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2003-04-15
CIK 763950

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-KSB
                                 _______________


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                         COMMISSION FILE NUMBER 0-14266


                      POLLUTION RESEARCH AND CONTROL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                                 95-2746949
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

         9300 WILSHIRE BLVD., SUITE 308, BEVERLY HILLS, CALIFORNIA 90212
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 248-3655

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $30,000.

     The number of outstanding shares of the registrant's common stock as of April 10, 2003, was 12,777,932 shares. Based on the closing sale price on the OTC Bulletin Board on April 10, 2003, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $2,427,427. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the registrant were "held by affiliates;" this assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

     Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits to this Annual Report as set forth in the Exhibit Index located at page E-1.

                      POLLUTION RESEARCH AND CONTROL CORP.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
PART I
      Item 1.     Description of Business....................................1
                        General..............................................1
                        Bio-terrorism Detection Device Market................2
                        Governmental Approval................................3
                        Company Products.....................................3
                        Marketing and Sales..................................4
                        Manufacturing........................................4
                        Research and Development.............................4
                        Employees............................................5
                        Scientific Advisory Board............................5
                        Competition..........................................5
                        Intellectual Property................................6
      Item 2.     Description of Properties..................................6
      Item 3.     Legal Proceedings..........................................6
      Item 4.     Submission of Matters to a Vote of Security Holders........7
PART II
      Item 5.     Market for Common Equity and Related Stockholder Matters...7
                        Recent Sales of Unregistered Securities..............7
      Item 6.     Management's Discussion and Analysis or Plan of Operation..9
                        Overview.............................................9
                        Summary of Significant Accounting Policies...........9
                        New Accounting Pronouncements.......................12
                        Results of Operations...............................13
                        Liquidity and Capital Resources.....................14
                        Seasonality.........................................15
                        Cautionary Statements and Risk Factors..............15
      Item 7.     Financial Statements......................................20
      Item 8.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures......................20
PART III
      Item 9.     Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act..............................................20
                        Directors, Executive Officers and Key Employees.....20
                        Business Experience.................................20
                        Section 16(a) Beneficial Ownership Reporting
                        Compliance..........................................21
      Item 10.    Executive Compensation....................................21
                        Executive Compensation..............................21
                        Compensation of Directors...........................22
                        Employment Agreements...............................22



                                     Page i

      Item 11.    Security Ownership of Certain Beneficial Owners and
                  Management................................................23
      Item 12.    Certain Relationships and Related Transactions............24
      Item 13.    Exhibits and Reports on Form 8-K..........................24
                        (a)   Exhibits......................................24
                        (b)   Reports on Form 8-K...........................24
      Item 14.    Controls and Procedures...................................25
      Item 15.    Principal Accountant Fees and Services....................25



                                    Page ii

                                     PART I

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-KSB includes "forward-looking statements." These include, among others, the statements about our plans and strategies under the headings "Description of Business" and "Management's Discussion and Analysis or Plan of Operation." When used in this document and the documents incorporated herein by reference, the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those we express in the forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the development of products in a timely and cost effective manner that are commercially accepted; the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis or Plan of Operation." Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve these plans, intentions or expectations. Actual results may differ materially from the forward-looking statements made in this Annual Report on Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        We primarily are engaged in the research and development of bio-terrorism detection devices. After engaging in initial research and development efforts, we determined to identify and pursue collaborative partners with whom we plan to further enhance our initial bio-terrorism detection device and work together to develop new bio-terrorism detection devices. Consistent with this strategy, in August 2002, we entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bio-terrorism detection equipment. JPL is a federally funded research and development center sponsored by NASA and also is an operating division of the California Institute of Technology, a private non-profit educational institution. The agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into our existing aerosol monitoring system, which we refer to as our Model 7001, resulting in a product which we sometimes refer to as the Anthrax Smoke Detector. The intent of the project is to develop a product which provides continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. Under the agreement, this project is to be completed by September 28, 2003, though we may terminate the agreement at any time with written notice. We are entitled to receive a non-exclusive, royalty-free license to any technology developed under the terms of the agreement. The estimated aggregate cost of the project to us is $249,000. As of the date of this report, we have paid NASA $80,000 towards the project.

        In October 2002, we entered into an option agreement with the California Institute of Technology, which granted us an irrevocable option and right to acquire an exclusive worldwide license to products developed as part of the technology affiliates agreement. The option is exercisable for a one year period commencing upon the date of grant. We paid $2,000 for the option, which will be credited to our exercise price of $2,000 if we choose to exercise the option. Any license agreement that we may enter into upon exercise of the option will require royalties of 0.5% to 5% of revenues we receive for sales of licensed products and 20% to 50% of revenues we receive from any sub-licensee.

        On January 15, 2003, we entered into a strategic partnership agreement with Aanko Technologies, Inc. to discover and evaluate opportunities for implementing practical bio-terrorism solutions. Under the terms of this strategic partnership agreement, the parties have agreed, among other things, to share information with respect to the marketing and sales of their respective products. We expect Aanko to provide industrial technology, information technology, risk assessment, public health education, communication and public relations, bio-threat management and decontamination expertise to integrate with our biological detection and analysis capability.

        To a lesser extent, we also intend to concentrate on further research and development to extend the applications of our nitric oxide machine to the medical diagnostics market. We previously have participated in developing an asthma diagnostic instrument with Logan Research of London England, a research institute, for these applications, but the project was halted due to a lack of funding. From time to time, we engage in discussions with potential research partners to pursue this plan. Dr. Louis Ignarro, who became a member of our Scientific Advisory Board in December 2002, is one of the leading researchers on nitric oxide and its effects. To date, we have not entered into any collaborative relationships with research partners in connection with the development of the nitric oxide machine.

BIO-TERRORISM DETECTION DEVICE MARKET

        The attacks of September 11, 2001, and the subsequent intentional spread of anthrax spores have created a new sense of urgency in the public health systems across the world, and especially in the United States. The United States government has responded to this urgent need for preparedness against bio-terrorism by approving federal legislation in 2002 to allocate $4.3 billion to prepare the country against future bio-terrorist attacks. The objective is to accelerate development of technologies that lead to cost effective and timely detection of biological and chemical warfare agents as well as effective treatments. Spending, as well as additional research and development support, has been allocated to both the private and public sectors. We continue to work with our partners with substantive knowledge in the field of research grants to consistently screen the applicable grants for us. At this time, we have not received any portion of these grants, and cannot assure you that we will receive any portion in the future.

        In the wake of the 2001 anthrax attacks, JPL has informed us that the U.S. Postal Service intends to protect its employees and citizens by requesting funds to purchase sensor technologies based on the Polymerase Chain Reaction DNA amplification method, which we refer to as PCR that will be able to detect anthrax laden letters. The funds requested by the U.S. Postal Service amount to several hundred million dollars for equipment purchase and installation with operating costs estimated at approximately $100 million per year. We believe that our Anthrax Smoke Detector may provide an attractive low cost complement to PCR for continuous, long term monitoring (see Competition section for more detail). We anticipate the Anthrax Smoke Detector operating cost for the U.S. Postal Service across all U.S. postal facilities to be approximately $1 million, a substantial reduction in the operating costs currently budgeted by the U.S. Postal Service. Our JPL partners have contacted the U.S. Postal Service and have requested to test the Anthrax Smoke Detector prototype in a mail sorting room environment. We are awaiting a response from the U.S. Postal Service.

GOVERNMENTAL APPROVAL

        We do not anticipate the need for EPA nor any other governmental agency approval for the Anthrax Smoke Detector before we can sell the bio-terrorism detection devices in the United States. Completion of the research and development of nitric oxide instrument is dependent upon FDA approval. We have not applied for any regulatory approvals with respect to any of our products currently under development. To the extent that any governmental approval is required in the future, we intend to obtain all required approvals consistent with applicable law. We cannot assure that governmental regulation will not adversely affect our business.

COMPANY PRODUCTS

        In February 2002, we sold our first Model 7001 airborne particle detector to Summit Sportswear, a producer of custom private labeled sportswear based in Orange County, California. The Model 7001 enables analysis of particles on a periodic or on-demand basis. It measures the amount of air-borne particulate matter, or dust, which is collected as a series of independent, sequential samples on a self contained filter tape. Ambient air is drawn into the sample system through an inlet head located outside, directly above the instrument. Dust concentration calculations are performed automatically by a self-contained microprocessor and are displayed by the instrument. We are continuing to modify and reengineer the Model 7001 to enable real-time detection of airborne biological and chemical agents.

        In connection with our collaboration with JPL, the Model 7001 is being developed to function as an Anthrax Smoke Detector. The device is designed to continuously monitor the air for Anthrax spores, using a microwave to "pop" the spores, thus releasing a chemical from inside the spore called dipicolinic acid, which is unique to bacterial spores. This dipicolinic acid instantaneously reacts with the chemical sensor in the solution. The sensor triggers an intense green luminescence when viewed under ultraviolet light. The intensity of the luminescence corresponds to the concentration of bacterial spores in the sample.

        Pursuant to our development plan, if an increase in spore concentration is detected, an alarm will sound notifying both a buildings internal security as well as local emergency services through the devices landline or wireless networking capability. The maximum time it takes for the instrument to detect and generate an alarm in response to a release of bacterial spores is approximately 15 minutes, which we believe will be adequate to substantially reduce the likelihood of widespread contamination. The system is designed for constant and unattended monitoring of spaces such as public facilities and commercial buildings. Two features of the device are designed to prevent false alarms. JPL's detection technology discriminates against detecting aerosol components, such as dust, and the device only sounds an alarm when it detects a significant increase in spore count.

        The Anthrax Smoke Detector is designed to function as a stand-alone product, or as a complement to an existing bio-terrorism detection device. For example, we believe that the Anthrax Smoke Detector would function well with the PCR. The Anthrax "Smoke Detector" detects airborne bacterial spores with automated, continuous, long-term capabilities and an operating cost that is substantially less than the PCR. In the case of a positive reading, the PCR would be employed to validate the Anthrax Smoke Detector reading to help reduce the possibility of a false positive.

        The first generation Anthrax "Smoke Detector" prototype developed at JPL was based on an aerosol samples into which airborne bacterial spores were deposited into a solution. The second generation device that will consist of our modified aerosol sampler is based on aerosol deposits onto a glass fiber tape. To date, we have validated that the chemistry for bacterial spore detection works well on the glass fiber tape. We expect to incorporate the chemistry and optics into our aerosol sampler, and to have tested the second generation prototype with a simulated anthrax attack, by the end of our third quarter 2003.

MARKETING AND SALES

        We primarily are focused on research and development of our bio-terrorism product. However, we are in the process of developing our sales and marketing plan which may include strategic partnership agreements such as the one we recently entered into with Aanko Technologies, Inc., retention of an in-house staff or consultants, or a combination of the foregoing.

MANUFACTURING

        Currently, we do not have any manufacturing or distribution capabilities. We are considering a variety of different manufacturing strategies which may include third party contractors or an in-house staff.

RESEARCH AND DEVELOPMENT

        Historically, we were actively engaged in research and development activities to produce automated continuous monitoring instruments to detect air pollution. We spent $82,000 and $92,173 on research and development for the years ended December 31, 2002 and 2001, respectively. Currently, we are working with JPL to redesign, modify and reengineer our Model 7001 device to enable real-time detection of airborne chemical and biological agents. The aim of the research is to develop a fully automated particle detection device that requires no human involvement by integrating JPL's bacterial spore detection technology into our Model 7001 device. We also are considering whether to modify and improve our nitric oxide instrument to be used as a non-invasive asthma diagnostic device. Engaging in further research and development of this medical device is dependent on us raising funds adequate to develop a prototype, file for and seek FDA approvals, and to establish a medically oriented sales and marketing network once FDA approval is obtained. We currently intend to focus substantially all of our efforts and resources to the development, testing, and commercialization of our detection device.

EMPLOYEES

        As of April 14, 2003, we have one full-time employee. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

SCIENTIFIC ADVISORY BOARD

        We have assembled a group of scientific advisors with demonstrated expertise in fields related to molecular, chemical and medical pharmacology and hepatic science. Our Scientific Advisory Board meets periodically with our Chief Executive Officer and certain of our consultants to discuss our present and long-term research and development activities. Scientific Advisory Board members include: Leonard Makowka, M.D., Ph.D. and Louis Ignarro, Ph.D., Distinguished Professor of Pharmacology, University of California at Los Angeles School of Medicine.

COMPETITION

        As we have shifted our business strategy towards the bio-terrorism detection device market, we are focused predominantly on research and development to re-engineer our current products at this time. Our competitors may offer or be developing products superior to ours. From time to time, we have been required to reduce our research efforts while we seek to raise additional funds. Our competitors may be significantly better financed than us. There are various technological approaches available to our competitors and us that may be applicable to the detection of pathogens in the air, and the feasibility and effectiveness of these techniques has yet to be fully evaluated or demonstrated.

        We expect to encounter intense competition from a number of companies that offer various bio-terrorism detection devices. Centrex, Inc., a publicly traded company, owns the exclusive worldwide license to develop, manufacture, and market a system for detecting microbial contamination in air, food and water. Centrex is seeking to develop and market a detection system designed to detect a variety of bacterial and viral organisms by recognizing the unique DNA fingerprint of the organism. Similarly, Cepheid, a publicly traded company, focuses on the detection and analysis of DNA in samples such as blood, urine, cell cultures, food and industrial air and water. Cellomics, Inc. has developed a system that utilizes living cells for the detection, classification, and identification of chemical and biological warfare threat agents such as anthrax and botulinum neurotoxin. Smiths Detection, a privately held U.K. company, has developed an automated biological agent detector that simultaneously detects up to eight different agents using Immuno-ligand Assay chemistries. This device is an on-demand, portable system that identifies specific biological agents and their concentration levels.

        We believe that the primary competition for the Anthrax "Smoke Detector" for automated continuous airborne bacterial spore monitoring application is PCR based methods. However, the complexity of PCR makes automated implementation extremely expensive. We believe that the Anthrax "Smoke Detector" operating costs will be substantially less than PCR based methods. Thus, we expect to be competitive with companies advertising these PCR methods. Moreover, we believe the two technologies are synergistic and may be employed in concert.

INTELLECTUAL PROPERTY

        As part of the sale of Dasibi to a third party, we obtained a perpetual nonexclusive license to exploit all of Dasibi's intellectual property rights anywhere in the universe outside of mainland China.

        We have a right to receive a non-exclusive royalty-free license to any intellectual property developed by JPL under tasks that we have funded pursuant to our technology affiliate agreement with them. If we believe that we need rights greater than a non-exclusive royalty-free license to successfully develop and market a product likely to emerge from an individual task pursuant to this technology affiliate agreement, we have a right to apply for the additional intellectual property rights before initiation of the task. The United States government will receive a non-exclusive, non-transferable, royalty-free license to any intellectual property developed by JPL pursuant to the technology affiliate agreement we have with JPL. In addition, we also have entered into an option agreement with the California Institute of Technology, which granted us an irrevocable option and right to acquire an exclusive worldwide license to products developed as part of the technology affiliates agreement.

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

ITEM 3. LEGAL PROCEEDINGS

TAYLOR, TAYLOR & DREIFUS V POLLUTION RESEARCH AND CONTROL CORP.
No. 99-1100-CA01 Circuit Court Escambia, Florida

        In June, 1999, a lawsuit was filed against us by Taylor, Taylor, & Dreifus, a Florida general partnership alleging default by our company under a promissory note and failure to make lease payments, all relating to a former subsidiary bankruptcy in 1998. The amount of claim is estimated at $300,000. We have filed a counterclaim against the partnership alleging that the note and lease payments are not due because of fraudulent representations made at the time of acquisition of the former subsidiary business. Plaintiff has failed to pursue this action.

WALT DISNEY WORLD CO. V. POLLUTION RESEARCH AND CONTROL CORP. AND DASIBI ENVIRONMENTAL CORP. (Case No. BC 274013 Los Angeles Superior Court)

        On May 15, 2002, the above plaintiff filed a lawsuit alleging a single cause of action for unlawful detainer against us and our former wholly-owned subsidiary, Dasibi Environmental Corp. The complaint alleges that pursuant to a lease agreement, we owe the plaintiff unpaid rent in the amount of $249,366.85, and damages at the rate of $1,272.50 for each day Dasibi continued possession of the premises commencing May 1, 2002. Plaintiff has obtained a default judgment against us and a writ of execution has been obtained.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Company's common stock is traded on the OTC Bulletin Board under the symbol "UDET." The following table sets forth the high and low bid prices of our common stock on the OTC Bulletin Board for the periods indicated, as reported by the OTC Bulletin Board.

                                   Fiscal 2002                Fiscal 2001
QUARTER ENDED                 HIGH BID      LOW BID       HIGH BID     LOW BID
-------------                 --------      -------       --------     -------
Common Stock:
March 31                      $ 0.69        $0.36         $ 1.44       $0.75
June 30                         0.42         0.12           1.24        0.50
September 30                    0.27         0.14           0.70        0.20
December 31                     0.32         0.16           1.75        0.31

        As of April 10, 2003, we had 702 shareholders of record of our common stock. We have not paid or declared any dividends on our common stock during the past two fiscal years and do not anticipate paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        During fiscal 2002, we sold the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or general advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were exempt from registration pursuant to Rules 506 and/or Section 4(2) of the Securities Act:

    o In March 2002, we issued 154,799 shares of common stock at $0.323 per share for an aggregate offering price of $50,000, which was received during the year ended December 31, 2001.

    o On March 27, 2002, we sold 250,000 shares of common stock at $0.40 per share for an aggregate offering price of $90,000 net of $10,000 in placement fees.

    o On August 6, 2002, we sold 69,444 shares of common stock at $0.144 per share for an aggregate offering price of $9,000 net of $1,000 in placement fees. In connection with this private placement, we issued 6,944 warrants to purchase shares of common stock at $0.27 per share, 6,944 warrants to purchase shares of common stock at $0.45 per share, and 6,944 warrants to purchase shares of common stock at $0.63 per share.

    o On September 26, 2002, we sold 277,778 shares of common stock at $0.144 per share for an aggregate offering price of $36,000 net of $4,000 in placement fees. In connection with this private placement, we issued 27,778 warrants to purchase shares of common stock at $0.27 per share, 27,778 warrants to purchase shares of common stock at $0.45 per share, 83,333 warrants to purchase shares of common stock at $0.63 per share.

    o On October 2, 2002, we sold 241,677 shares of common stock at $0.12 per share for an aggregate offering price of $26,100 net of $2,900 in placement fees. In connection with this private placement, we issued 24,167 warrants to purchase shares of common stock at $0.225 per share, 24,167 warrants to purchase shares of common stock at $0.375 per share, 24,167 warrants to purchase shares of common stock at $0.525 per share.

    o On October 12, 2002, we sold 1,135,364 shares of common stock at $0.176 per share for an aggregate offering price of $180,000 net of $20,000 in placement fees. In connection with this private placement, we issued 681,818 warrants to purchase shares of common stock at $0.33 per share and 227,273 warrants to purchase shares of common stock at $0.55 per share.

    o On November 1, 2002, we sold 147,059 shares of common stock at $0.136 per share for an aggregate offering price of $18,000 net of $2,000 in placement fees. In connection with this private placement, we issued 44,118 warrants to purchase shares of common stock at $0.26 per share, 14,706 warrants to purchase shares of common stock at $0.375 per share, 14,706 warrants to purchase shares of common stock at $0.525 per share.

        During fiscal 2002, we also issued shares of our common stock and/or options to purchase our common stock to various consultants for their consulting services. We did not employ any form of general solicitation or general advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were exempt from registration pursuant to Rules 506 and/or Section 4(2) of the Securities Act:

    o On January 25, 2002, we issued options to purchase 100,000 shares of our common stock at $1.00 per share, 50,000 shares of our common stock at $1.50 per share, and 100,000 shares of our common stock at $2.00 per share.

    o On January 30, 2002, we issued 5,000 shares of common stock at $0.65 per share.

    o On March 1, 2002, we issued 50,000 shares of common stock at $0.43 per share.

    o On March 27, 2002, we issued 10,000 shares of common stock at $0.43 per share.

    o On April 17, 2002, we issued 200,000 shares of common stock at $0.18 per share and 25,000 shares of common stock at $0.34 per share.

    o On July 1, 2002, we issued 30,000 shares of common stock at $0.19 per share.

    o On October 9, 2002, we issued 100,000 shares of common stock at $0.19 per share.

    o On October 23, 2002, we issued 275,000 shares of common stock at $0.18 per share.

    o On November 1, 2002, we issued 15,000 shares of common stock at $0.20 per share and 20,000 shares of common stock at $0.175.

    o On December 18, 2002, we issued warrants to purchase 200,000 shares of our common stock at $0.25 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

        Historically, our core business had been the design, manufacture and marketing of automated continuous monitoring instruments used to detect and measure various types of air pollution, such as "acid rain," "ozone depletion" and "smog episodes," primarily through our then wholly-owned subsidiary, Dasibi. We also supplied computer-controlled calibration systems that verify the accuracy of our instruments, data loggers to collect and manage pollutant information and our final reporting software for remote centralized applications. We did not recognize material revenues from these products. Beginning in the fourth quarter of fiscal 2001, we began to shift our business focus and strategy to the bio-terrorism detection device and medical diagnostic equipment markets.

        On March 19, 2002, upon approval by our board of directors, we entered into a binding letter of intent to sell all of the outstanding shares of Dasibi to an individual. Effective March 25, 2002, we consummated the sale pursuant to the terms and conditions of the binding letter of intent. The consideration we received in exchange for the stock of Dasibi included, among other things, cancellation of $1.5 million of indebtedness, a perpetual, nonexclusive license to exploit all of Dasibi's intellectual property rights outside of mainland China, and an assignment by Dasibi of its inventory to us.

        Currently, we do not plan to pursue any business in the air pollution monitoring market; however, we may determine to engage in that business at a later date.

        In August 2002, we entered into a technology affiliates agreement with JPL to develop technology for our bio-terrorism detection equipment. The agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into our existing aerosol monitoring system. We anticipate this project be completed by the end of our third quarter 2003. We are entitled to receive a non-exclusive, royalty-free license to any technology developed under the terms of the agreement.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

        The consolidated financial statements include the accounts of Pollution Research and Control Corp. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

        Revenue is recognized upon shipment of products. Title of goods is transferred when the products are shipped from our facility. Income not earned is recorded as deferred revenue.

INVENTORIES

        Inventories are stated at the lower of cost (first-in first-out) basis or market.

ADVERTISING EXPENSES

        We expense advertising costs as incurred. During the years ended December 31, 2002 and 2001, we did not have significant advertising costs.

STOCK-BASED COMPENSATION

        We account for stock based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This standard requires us to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. We did not change our method of accounting with respect to employee stock options; we continue to account for these under the "intrinsic value" method and to furnish the pro-forma disclosures required by SFAS 123.

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

RESEARCH AND SOFTWARE DEVELOPMENT COSTS

        We developed software to control our monitoring equipment available for sale, which were sold on a package basis. The software development costs were expensed as research and development costs as incurred until October 2001 when the operations of Dasibi were discontinued. Revenues from software sold were insignificant during the years ended December 31, 2002 and 2001. In 2002, we entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory to develop technology for our planned bio-terrorism detection equipment. These costs are charged to expense as incurred. Research and development expense was $82,000 and $92,173 for the years ended December 31, 2002 and 2001, respectively.

INCOME TAXES

        Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2002, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

RECLASSIFICATION

        Certain amounts reported in our financial statements for the year ended December 31, 2001, have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. We are currently evaluating SFAS No. 148 to determine if we will adopt SFAS No. 123 to account for employee stock options using the fair value method.

        In July 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS No. 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We have reviewed SFAS 146 and our adoption is not expected to have a material effect on our consolidated financial statements.

        In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002, and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. We have reviewed SFAS 145 and our adoption is not expected to have a material effect on our consolidated financial statements.

        SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was effective for us for the fiscal year beginning January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We do not believe that the new standard will have a material impact on our financial statements.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

        REVENUES. Revenues in 2002 were $30,000 compared to $0 in 2001. This increase was due to the sale of one Model 7001 during 2002.

        GROSS MARGIN. Gross margin was 71.3% of net revenues in 2002.

        COST OF SALES. Cost of sales were $8,600 or 28.7% of sales in 2002 and $0 in 2001.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $766,487 in 2002 and $1,566,261 in 2001. The decrease in selling, general and administrative expenses primarily is a result of a substantial reduction in overhead costs, including rent and salaries. Selling, general and administrative expenses consist primarily of accounting fees, legal fees and bio-terrorism product consulting.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $82,000 in 2002 from $0 in 2001. In 2001, we incurred $92,173 of research and development expenses that were attributed to our former subsidiary, Dasibi.

        INCOME (LOSS) FROM OPERATIONS. Operating loss for 2002 was $3,321,526 compared to operating loss of $4,279,316 in 2001. This decrease is primarily due to a substantial reduction in overhead costs, including rent and salaries. The decrease was partially offset by a loss on write-down of inventory of $1,914,342.

        We have reported the operations of Dasibi as discontinued operations. We sold Dasibi on March 25, 2002. Dasibi had assets of approximately $967,000 and liabilities of approximately $2,072,000 as of December 31, 2001 and a loss from operations from October 1, 2001 to December 31, 2001 of approximately $813,770.

        INTEREST EXPENSE. Interest expense decreased from $234,571 in 2001 to $232,345 in 2002.

        At December 31, 2002, we had an approximate net operating loss carry-forward of $8,400,000.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by (used in) our operating activities during 2002 was ($555,062), and during 2001 was ($1,006,952). Net cash provided by (used in) our investing activities during 2002 was $0, and during 2001 was ($12,600). Net cash provided by financing activities during 2002 was $421,626, and during 2001 was $990,000.

        Our total cash and cash equivalent balance at December 31, 2002, was $9,318, as compared to December 31, 2001, which was $142,754. Because of the reductions in our cash balances, we may not be able to continue operations at our current levels. Our cash flow is dependent on development of products in a cost efficient manner that are commercially accepted on a timely basis, acceptance of our technology, the signing of contracts, collections, all of which are difficult to predict with accuracy.

        Historically, we have financed operations through private debt and the issuance of common stock. Since our financial position has deteriorated, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive.

        During fiscal 2002 and 2001 and through the date of this report, we have received debt financing upon various terms, as follows:

        A. Three one-year loans from unaffiliated individuals evidenced by promissory notes with an aggregate face amount of $300,000, maturing June 1, 2001, with interest at the rates of 11% and 12% per annum. These loans were initially made in 1999 and restructured in 2000. These notes were due in June 2001 and are currently in default.

        B. One subordinated convertible debenture with a face amount of $500,000, due June 2002 and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.16 or 80% of the market price on the date of conversion. As of the date of this report $200,000 had been converted to common stock and the outstanding balance is $300,000.

        C. One convertible debenture with a face amount of $300,000, due September 30, 2001, with interest at the rate of 12% per annum, convertible at a conversion price of the lesser of $2.25 or 80% of the market price on the date of conversion. As of the date of this report, the outstanding principal balance is $0.

        D. One convertible debenture with a face amount of $500,000 and interest at a rate of 12% per annum, originally due February 23, 2001, and convertible at a conversion price of the lesser of $2.00 or 80% of the market price on the date of conversion. During 2002 the maturity date of the debenture was extended to February 23, 2004 in exchange for a reduction in the conversion price to 70% of the market price on the date of conversion. As of the date of this report, $320,000 had been converted to common stock and the outstanding balance is $180,000.

        E. One loan to Dasibi China, Inc., a wholly-owned subsidiary of ours, evidenced by a promissory note with a face amount of $75,000, maturing on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum.

        F. One loan from Delta Capital evidenced by a promissory note with a face amount of $200,000, maturing on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum.

        G. Eight convertible debentures with a total face amount of $365,000, due July 17, 2002, and verbally extended, with interest at the rate of 9% per annum, convertible at a conversion price of the lesser of $2.34 or 80% of the market price on the date of conversion. As of the date of this report, the outstanding balance is $290,000.

        H. During April 2002, we borrowed $22,526, due the earlier of June 29, 2002, or upon us raising funds in excess of $30,000, bearing interest at 10% per annum. We did not raise these funds. The lender has verbally agreed to extend the terms of the note to a date to be mutually agreed upon by the parties.

        I. During June 2002, we borrowed $35,000, due the earlier of September 10, 2002, or upon us raising funds in excess of $50,000, bearing interest at 10% per annum. If the loan was not repaid within 30 days after the due date, the holder was to receive 50,000 shares of our common stock. The note has not been repaid and the lender has verbally agreed to extend the terms of the note to a date to be mutually agreed upon by the parties. The 50,000 shares of our common stock have not been issued.

        J. Demand note for $250,000 under Ex-Im Bank authorization at Wall Street Journal Prime +3% per annum, maturing on an extended due date of June 30, 2002, and currently in default.

        Our working capital deficit at December 31, 2002, was $2,266,924. We require immediate financing to repay our indebtedness and continue operations. We require at least $1.5 million in the next six to twelve months to complete the re-engineering of our existing product, continue development of future products and continue to execute our business plan, which includes increasing our presence in the bio-terrorism detection and medical diagnostic equipment markets. We actively continue to pursue additional equity or debt financings but at the date hereof, do not have any funding commitments. Currently, our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

        At December 31, 2002, our independent auditors' report, dated March 11, 2003, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2002, and the sale of our operating subsidiary. We have experienced operating losses since the date of the auditors' report and in prior years. Our cash and short-term investment balances have declined since December 31, 2002, to $9,318. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. We have limited cash on hand and short-term investments and we do not expect to generate material cash from operations. We have attempted to raise additional capital through debt or equity financing and to date have had limited success. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE NEED ADDITIONAL CAPITAL TO FUND OUR RESEARCH AND DEVELOPMENT ACTIVITIES. IF WE OBTAIN FINANCING, EXISTING SHAREHOLDER INTERESTS MAY BE DILUTED AND IF WE CANNOT OBTAIN ADEQUATE FINANCING, WE MAY CEASE OPERATIONS.

        The current down-trend in the financial markets have made it extremely difficult for us to raise additional capital for our research and development activities. If we cannot raise additional capital, we will not be able to pursue our business strategies as scheduled, or at all, and we may cease operations. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. In addition, any convertible securities issued may not contain a minimum conversion price, which may make it more difficult for us to raise financing and may cause the market price of our common stock to decline because of the indeterminable overhang that is created by the discount to market conversion feature. In addition, any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot be certain that additional financing will be available when and to the extent we require or that, if available, it will be on acceptable terms.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2003.

        We have not been profitable in the past years and have an accumulated deficit of $16.1 million. During fiscal 2002, we incurred a net loss of $1.98 million. Achieving profitability depends upon numerous factors, including out ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2003.

WE CANNOT GUARANTEE THAT OUR BIOTERRORISM DETECTION DEVICE WILL WORK OR BE COMMERCIALLY VIABLE.

        Our product in development requires further research, development, laboratory testing, and demonstration of commercial scale manufacturing before it can be proven to be commercially viable. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the product may be ineffective, unsafe, difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance, or is precluded from commercialization by proprietary rights of third parties. Our product development efforts may be unsuccessful and the failure of our research and development activities to result in a commercially viable product would materially adversely affect our future prospects.

OUR RELIANCE ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT MAY AFFECT OUR FUTURE PROSPECTS.

        We do not maintain our own laboratory and we do not employ our own researchers. We have contracted with third parties in the past to conduct research and development activities and we expect to continue to do so in the future. Because we rely on third parties for our research and development activities, we have less direct control over those activities and cannot assure you that the research will be done properly or in a timely manner. Our inability to conduct research and development may delay or impair our ability to commercialize our technology. The cost and time to establish or locate an alternative research and development facility to develop our technology could have a materially adverse affect on our future prospects.

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

THE MARKET FOR OUR PLANNED PRODUCT IS RAPIDLY CHANGING AND COMPETITIVE. NEW PRODUCTS MAY BE DEVELOPED BY OTHERS WHICH COULD IMPAIR OUR ABILITY TO DEVELOP, GROW OR MAINTAIN OUR BUSINESS AND BE COMPETITIVE.

        Our industry is subject to rapid and substantial technological change. Developments by others may render our technology and planned product noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Competition from other biotechnology companies, universities, government research organizations and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially greater marketing, manufacturing, financial, and managerial resources. These entities could represent significant competition for us. We are a development stage enterprise and as such our resources are limited and we may experience technical challenges inherent in developing our technology. Our competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Our competitors may use different methods to detect biological pathogens in a manner that is more effective and less costly than our planned product and, therefore, represent a serious competitive threat to us.

WE HAVE ISSUED DEBENTURES CONVERTIBLE AT A PRICE DISCOUNT TO MARKET AND CONVERSION OF THESE SECURITIES MAY DEPRESS THE MARKET VALUE OF OUR SHARES.

        As of December 31, 2002, we have outstanding an aggregate of $805,000 in convertible debentures which are convertible into our common stock at 70-80% of the market price on the date of conversion. It may be difficult to raise financing and the market price of our common stock may decline because of the indeterminable overhang that is created by the discount to market conversion feature of these debentures. If the holders of these debentures convert their debentures at the discounted price of 20-30% below the market price the existing shareholders will suffer substantial dilution and our stock price may substantially decline. The following table illustrates the range in number of shares that may be issued upon conversion of our debentures that do not contain minimum conversion prices based on various historical trading prices of our common stock as set forth in the table:

                                                 ASSUMED CONVERSION PRICE
                                            ---------------------------------
                                               $.10        $.15        $.20
                                            ---------   ---------   ---------
NO. OF SHARES ISSUABLE UPON CONVERSION      8,050,000   5,366,667   4,025,000

PERCENT OF OUTSTANDING COMMON STOCK
PRIOR TO ISSUANCE                             74.0%       49.4%       37.0%


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

OUR COMMON SHARES HAVE BEEN DELISTED FROM THE NASDAQ STOCK MARKEt.

        On June 11, 2002 we were notified by The Nasdaq Stock Market that we did not meet the continued listing requirements of The Nasdaq Small Capital Market and our common shares were delisted on the close of business on June 19, 2002. Our common stock currently is trading on the OTC Bulletin Board. It may be more difficult to raise additional debt or equity financing while trading on the OTC Bulletin Board. If we are unable to raise additional financing, we will not be able to accomplish our business objectives and may consider steps to protect our assets against creditors.

OUR OUTSTANDING OPTIONS AND WARRANTS, AND CONVERTIBLE DEBENTURES MAY DILUTE OUR SHAREHOLDERS' INTERESTS.

        As of December 31, 2002, we have granted options and warrants to purchase a total of 4,191,689 shares of common stock that have not been exercised and an aggregate of $805,000 outstanding debentures that are convertible based upon a conversion price of 70-80% of the market price on the date of conversion. To the extent these outstanding options and warrants are exercised or the convertible debentures are converted, our shareholder's interests will be diluted.

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

ITEM 7. FINANCIAL STATEMENTS

        Our financial statements and related notes are set forth at pages F-1 through F-23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

        Set forth below are the names, ages, positions and business experience of our directors, executive officers and key employees as of April 14, 2003.


NAME                     AGE     POSITION(S) WITH POLLUTION RESEARCH AND DASIBI
----                     ---     ----------------------------------------------
Jacques Tizabi           31      Chief Executive Officer,  President and
                                 Chairman of the Board of Directors

Michael Collins(1)(2)    34      Chief Financial Officer, Secretary and Director

Matin Emouna(1)(2)       34      Director

(1) Audit Committee Member
(2) Compensation Committee


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

        MICHAEL COLLINS has been the Secretary and a director of our Company since October 2001, and the Chief Financial Officer since September 2002. He has been an independent business consultant since December 1998. Between 1993 and 1997, Mr. Collins worked for Twentieth Century Fox International, PolyGram Filmed Entertainment and Savoy Pictures in the field of media management. Mr. Collins received a B.A. in Political Science from Columbia University and an M.B.A. from The Anderson School at UCLA.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of common stock and other equity securities of Pollution Research. Executive officers, directors and greater than ten percent shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, and representations that no other reports were required during the fiscal year ended December 31, 2002, our executive officers, directors and greater than ten per cent beneficial owners of our common stock, complied with all Section 16(a) filing requirements applicable to them, except Mr. Daniel Greenspun, a holder of approximately 14.9% of our common stock, has failed to file a Form 3.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table sets forth information concerning the annual and long-term compensation for services in all capacities rendered to us for the fiscal years ended December 31, 2002, 2001, and 2000, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2002. We refer to the Chief Executive Officer and these other officers as, the Named Executive Officers:

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                    LONG TERM
                                                                 OTHER         COMPENSATION AWARDS
NAME AND                                                        ANNUAL        SECURITIES UNDERLYING
PRINCIPAL POSITION            YEAR      SALARY     BONUS     COMPENSATION        OPTIONS/SARS(#)
------------------            ----      -------    -----     ------------     ---------------------
Jacques Tizabi                2002      -0- (1)      -0-          -0-
President, Chief              2001      -0- (1)      -0-          -0-               1,150,000
Executive Officer, &          2000        --         --           --                    --
Chairman of the Board

(1) To enable us to meet a portion of our obligations as they become due, our Chairman and CEO has agreed to allow the Company to waive cash compensation pursuant to his employment agreement.

COMPENSATION OF DIRECTORS

        Directors do not receive compensation for their services as directors.

                          OPTION GRANTS IN FISCAL 2002

        No grant of stock options were made during fiscal 2002 to the Named Executive Officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options during fiscal 2002, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the common stock on the OTC Bulletin Board on December 31, 2002 ($0.20 per share).

                                           NUMBER OF SECURITIES
                                          UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                  SHARES                        OPTIONS AT          IN-THE-MONEY OPTIONS AT
                 ACQUIRED                   DECEMBER 31, 2002          DECEMBER 31, 2002
                    ON        VALUE     --------------------------- -------------------------
NAME             EXERCISE   REALIZED    EXERCISABLE   UNEXERCISABLE EXERCISABLE UNEXERCISABLE
--------------  ---------   --------    -----------   ------------- ----------- -------------
Jacques Tizabi     -0-         -0-       1,150,000         -0-           -0-         -0-


EMPLOYMENT AGREEMENTS

        We have an employment agreement with Jacques Tizabi. Mr. Tizabi's employment agreement, dated as of September 24, 2001, provides for Mr. Tizabi to serve as our Chairman of the Board, Chief Executive Officer and President for a term five years from any given date, such that there shall always be a minimum of at least five years remaining under his employment agreement. The employment agreement provides for Mr. Tizabi to receive an annual base salary of $250,000, subject to annual increase based on comparable compensation packages provided to executives in similarly situated companies, and to participate in a bonus plan based on annual performance standards to be established by the compensation committee. Mr. Tizabi also is entitled to specified perquisites. Mr Tizabi has waived claim to his cash compensation until an as yet undetermined date in the future.

        If Mr. Tizabi's employment is terminated due to his death, the employment agreement provides that we will pay Mr. Tizabi's estate his remaining base salary during the remaining scheduled term of the employment agreement, accelerate the vesting of his options and continue to provide family medical benefits. If Mr. Tizabi's employment is terminated due to his disability, the employment agreement provides that we will pay Mr. Tizabi his remaining base salary during the remaining scheduled term of the employment agreement (reduced by any amounts paid under long-term disability insurance policy maintained by us for the benefit of Mr. Tizabi).

        If Mr. Tizabi terminates the employment agreement for cause, if we terminate the employment agreement without cause or in the event of a change of control, in which event the employment of Mr. Tizabi terminates automatically, we will pay Mr. Tizabi his remaining base salary during the remaining scheduled term of the employment agreement and an amount based on his past bonuses and continue to provide specified benefits and perquisites.

        If Mr. Tizabi terminates the employment agreement without cause or we terminate the employment agreement for cause, Mr. Tizabi is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation and sick pay.

        If any of the payments due Mr. Tizabi upon termination qualify as "excess parachute payments" under the Internal Revenue Code, Mr. Tizabi also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of April 10, 2003, relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) our Chief Executive Officer and each of our Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of us, 9300 Wilshire Boulevard, Suite 308, Beverly Hills, California 90212, unless otherwise set forth below.

                                       Number of Shares of
                                          Common Stock
                                       Beneficially Owned    Percent of
Name and Address                               (1)           Class (1)
-----------------------------------    -------------------   ----------
Jacques Tizabi (2).................            1,357,223       9.6%
Michael Collins....................                    0         0%
Matin Emouna.......................                    0         0%
Ronald Patterson (3)...............              748,030       5.8%
Silverline Partners, Ltd. (4)......              700,000       5.5%
Daniel Greenspun (5)...............            2,044,455      14.9%
Directors and executive officers
as a group (3 persons) (6).........            1,357,223       9.6%

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person in the table above, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 10, 2003.

(2) Includes (a) 1,150,000 shares that may be acquired upon the exercise of options, which are or will become exercisable on or prior to June 9, 2003,
    (b) 189,900 shares that may be




    acquired upon the exercise of warrants owned by Astor Capital, Inc., (c) 6,000 shares that may be acquired upon the exercise of warrants owned by JRT Holdings, Inc., and 9,523 shares that may be acquired upon the conversion of a convertible debenture owned by JRT Holdings, Inc. Mr. Tizabi is a fifty-percent owner of Astor Capital, Inc. and JRT Holdings, Inc.

(3) Includes 187,858 shares that may be acquired upon the exercise of options, which are or will become exercisable on or prior to June 9, 2003. The address of Ronald Patterson is 1243 Fairway Point Row, Sand Diego, CA 92128. This information is based solely on the Schedule 13-D/A filed by Mr. Patterson on March 31, 2000.

(4) The address of Silverline Partners is 27 Wellington Road, Cork, Ireland.

(5) Includes 909,091 shares that may be acquired upon the exercise of warrants, which are or will become exercisable on or prior to June 9, 2003.

(6) Represents shares that may be acquired upon the exercise of options and warrants, which are or will become exercisable on or prior to June 9, 2003, and the conversion of a convertible debenture.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On March 19, 2002, upon approval by our board of directors, we entered into a binding letter of intent to sell all of the outstanding shares of Dasibi to Steven Sion. Effective March 25, 2002, we consummated the sale pursuant to the terms and conditions of the binding letter of intent. The consideration we received in exchange for the stock of Dasibi included, among other things, cancellation of indebtedness of $1.5 million, a perpetual, nonexclusive license to exploit all of Dasibi's intellectual property rights outside of mainland China, and an assignment by Dasibi of its inventory to us.

        During fiscal 2002, Astor Capital, Inc., a company in which our CEO owns a 50% interest, received placement fees in the aggregate amount of $34,900 in connection with private placements and equity financings for the Company.

        Also see "Employment Agreements" under Item 10.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

        The exhibits listed in the Exhibit Index located at Page E-1 are filed pursuant to Item 13(a) of this Report.

   (b)  REPORTS ON FORM 8-K

        None.

ITEM 14. CONTROLS AND PROCEDURES

        Within 90 days prior to the filing date of our annual report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

        In accordance with SEC requirements, our chief executive officer and chief financial officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of our Annual Report on Form 10-KSB, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Our management, including the chief executive officer and our chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Board Committee approved the engagement of AJ. Robbins, PC as our independent auditors for the year ended December 31, 2002. The Board Committee also has approved the engagement of AJ. Robbins as our independent auditors for the year ended December 31, 2003.

AUDIT FEES

        The aggregate fees billed by AJ. Robbins, PC for assurance and related services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2001 and 2002, were approximately $85,787 and $59,345, respectively.

AUDIT-RELATED FEES

        The aggregate fees billed by AJ. Robbins, PC for professional services rendered for assurance and related services by AJ. Robbins that are reasonably related to the performance of the audit or the review of the financial statements for the fiscal years ended December 31, 2001 and 2002, were approximately $11,795 and $25,707, respectively.

TAX FEES

        The aggregate fees billed by AJ. Robbins, PC for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2001 and 2002, were approximately $3,570 and $10,996, respectively.

ALL OTHER FEES

        No other fees were billed by AJ. Robbins, PC for the fiscal years ended December 31, 2001 and 2002.

        Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement, the Audit Committee pre-approves all non-audit services to be performed by the independent auditor.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2003               POLLUTION RESEARCH AND CONTROL CORP.
                                                        (Registrant)

                               By:  /S/ JACQUES TIZABI
                                    --------------------------------------------
                                    Jacques Tizabi, President, Chief Executive
                                    Officer and Chairman of the Board of
                                    Directors

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


Date:  April 14, 2003                 /S/ JACQUES TIZABI
                                      ------------------------------------------
                                      Jacques Tizabi, President, Chief Executive
                                      Officer and Chairman of the Board of
                                      Directors
                                      (Principal Executive Officer)


Date:  April 14, 2003                 /S/ MICHAEL COLLINS
                                      ------------------------------------------
                                      Michael Collins, Chief Financial Officer
                                      and Director


Date:  April 14, 2003                 /S/ MATIN EMOUNA
                                      ------------------------------------------
                                      Matin Emouna, Director

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                     OF POLLUTION RESEARCH AND CONTROL CORP.


I, Jacques Tizabi, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pollution Research and Control Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003


By: /S/ JACQUES TIZABI
    ----------------------------
        Jacques Tizabi
        Chief Executive Officer

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER
                     OF POLLUTION RESEARCH AND CONTROL CORP.


I, Michael Collins, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pollution Research and Control Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003


By: /S/ MICHAEL COLLINS
    ---------------------------
        Michael Collins
        Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

Independent Auditors' Report                                                F-2

Consolidated Balance Sheet                                                  F-3

Consolidated Statements of Operations                                       F-4

Consolidated Statements of Stockholders' Equity (Deficit)                   F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                                  F-7



                                AJ. ROBBINS, P.C.
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202


                          INDEPENDENT AUDITORS' REPORT


Audit Committee
Pollution Research and Control Corp.
Beverly Hills, California


We have audited the accompanying consolidated balance sheet of Pollution Research and Control Corp. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pollution Research and Control Corp. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles in the United States of America.

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

                                          AJ. ROBBINS, PC
                                          CERTIFIED PUBLIC ACCOUNTANTS



DENVER, COLORADO
MARCH 11, 2003



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
CURRENT ASSETS:
  Cash                                                            $      9,318
  Accounts receivable, trade                                            30,000
  Inventories                                                           20,000
  Prepaid expenses                                                      45,938
                                                                  -------------
        Total Current Assets                                      $    105,256
                                                                  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable, trade                                         $    239,461
  Accrued liabilities                                                  301,000
  Notes payable and convertible debt, current portion                1,487,526
  Accrued interest expense                                             344,193
                                                                  -------------
        Total Current Liabilities                                    2,372,180

NOTES PAYABLE, net of current portion                                  200,000
                                                                  -------------
        Total Liabilities                                            2,572,180
                                                                  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, 20,000,000 shares authorized,
    -0- shares issued and outstanding                                       -
  Common stock, no par value, 30,000,000 shares
    authorized, 10,873,392 issued and outstanding                   10,813,330
  Additional paid-in capital                                         2,870,167
  Accumulated (deficit)                                            (16,150,421)
                                                                  -------------
        Total Stockholders' Equity (Deficit)                        (2,466,924)
                                                                  -------------
                                                                  $    105,256
                                                                  =============




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                 2002              2001
                                                             ------------      ------------
NET REVENUES                                                 $    30,000       $      -

COST OF GOODS SOLD                                                 8,600              -
                                                             ------------      ------------
GROSS PROFIT                                                      21,400              -
                                                             ------------      ------------
OPERATING EXPENSES:
  Selling, general and administrative                            766,487         1,566,261
  Research and development                                        82,000              -
  Loss on write-down of inventory                              1,894,342              -
  Loss on legal judgment                                         249,000              -
                                                             ------------      ------------
         Total Operating Expenses                              2,991,829         1,566,261
                                                             ------------      ------------
(LOSS) FROM OPERATIONS                                        (2,970,429)       (1,566,261)
                                                             ------------      ------------
OTHER (EXPENSE):
  Interest expense                                              (232,345)         (234,571)
  Amortization of loan fees                                       (5,752)         (279,484)
  Beneficial conversion feature of convertible debt             (113,000)             -
                                                             ------------      ------------
        Total Other (Expense)                                   (351,097)         (514,055)
                                                             ------------      ------------
(LOSS) FROM OPERATIONS, BEFORE INCOME TAXES                   (3,321,526)       (2,080,316)
                                                             ------------      ------------
INCOME TAX EXPENSE                                                 -             2,199,000
                                                             ------------      ------------
(LOSS) FROM CONTINUING OPERATIONS                             (3,321,526)       (4,279,316)
                                                             ------------      ------------
DISCONTINUED OPERATIONS (Note 13):
  (Loss) from operations of discontinued subsidiaries
    (less applicable tax expense of $-0- and $1,188,000)        (149,745)       (1,846,605)
  Gain (Loss) on disposal of subsidiaries, including
    provision of $-0- and $487,344 for operating losses
    during phaseout period (less applicable taxes
    of $-0- and $-0-)                                          1,490,553        (1,301,114)
                                                             ------------      ------------
        Total Gain (Loss) From Discontinued Operations         1,340,808        (3,147,719)
                                                             ------------      ------------
NET (LOSS)                                                   $(1,980,718)      $(7,427,035)
                                                             ============      ============
NET (LOSS) PER SHARE - BASIC AND DILUTED:
  Continuing operations                                      $      (.40)      $      (.72)
  Discontinued operations:
    (Loss) from operations                                          (.02)             (.31)
    Gain (loss) on disposal                                          .18              (.22)
                                                             ------------      ------------
                                                             $      (.24)      $     (1.25)
                                                             ============      ============
WEIGHTED AVERAGE SHARES, BASIC AND DILUTED                     8,212,300         5,924,222
                                                             ============      ============





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                 POLLUTION RESEARCH AND CONTROL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002

                                                                                                                      TOTAL
                                                                       NOTE DUE      ADDITIONAL                   STOCKHOLDERS'
                                                 COMMON STOCK          FROM SALE      PAID-IN      ACCUMULATED      EQUITY
                                             SHARES       AMOUNT       OF STOCK       CAPITAL       (DEFICIT)      (DEFICIT)
                                           ----------  ------------  ------------   -----------   -------------   -------------
BALANCES, DECEMBER 31, 2000                 5,116,752  $10,269,076   $(1,667,400)   $ 2,216,505   $ (6,742,668)   $ 4,075,513

Exercise of warrants                          200,000      100,000          -              -              -           100,000

Conversion of convertible debt                498,364      175,000          -              -              -           175,000

Stock based compensation for loan fees           -            -             -            76,100           -            76,100

Stock based compensation for finders fee         -            -             -           192,457           -           192,457

Common stock issued for services              974,500      925,666          -              -              -           925,666

Stock purchased by the Company                   -            -          (12,600)          -              -           (12,600)

Cancellation of employee stock plan          (840,000)  (1,680,000)    1,680,000           -              -              -

Net (loss) for the year                          -            -             -              -        (7,427,035)    (7,427,035)
                                           ----------  ------------  ------------   -----------   -------------   ------------

BALANCES, DECEMBER 31, 2001                 5,949,616    9,789,742          -         2,485,062    (14,169,703)    (1,894,899)

Conversion of convertible debt and
  accrued interest                          2,072,464      505,238          -              -              -           505,238

Stock based compensation for
  consulting services                            -            -             -           111,112           -           111,112

Common stock issued for services              730,000      154,250          -              -              -           154,250

Stock issued in private placements,
  net of offering costs of $34,900          2,121,312      364,100          -              -              -           364,100

Value of stock based compensation
  issued for sale of Dasibi                      -            -             -           160,993           -           160,993

Value of beneficial conversion
  feature of convertible debt                    -            -             -           113,000           -           113,000

Net (loss) for the year                          -            -             -              -        (1,980,718)    (1,980,718)
                                           ----------  ------------  ------------   -----------   -------------   ------------

BALANCES, DECEMBER 31, 2002                10,873,392  $10,813,330   $      -       $ 2,870,167   $(16,150,421)   $(2,446,924)
                                           ==========  ============  ============   ===========   =============   ============




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   2002            2001
                                                               ------------    ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Reconciliation of net (loss) to net cash flows
      provided by(used in) operating activities:
    Net (loss) from continuing operations                      $(3,321,526)    $(4,279,316)
    Deferred income taxes                                             -          2,199,000
    Beneficial conversion feature of convertible debt              113,000            -
    Stock issued for services                                      154,250         925,666
    Stock based compensation issued for services                   111,112            -
  Changes in assets and liabilities:
    Accounts receivable                                            (30,000)           -
    Accounts receivable, related party                                -            203,937
    Inventories                                                  1,894,342         188,452
    Prepaid expenses                                               (45,938)        343,794
    Accounts payable                                               222,950            -
    Accrued expenses and liabilities                               346,748         100,000
                                                               ------------    ------------
      Net cash flows (used in) continuing operations              (555,062)       (318,467)
      Net cash flows from (used in) discontinued
        operations                                                    -           (688,485)
                                                               ------------    ------------
          Net Cash Flows (Used in) Operating Activities           (555,062)     (1,006,952)
                                                               ------------    ------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Repurchase of common stock                                          -            (12,600)
                                                               ------------    ------------
      Net cash flows from (used in) continuing operations                          (12,600)
      Net cash flows (used in) discontinued operations                -               -
                                                               ------------    ------------
          Net Cash Flows (Used in) Investing Activities               -            (12,600)
                                                               ------------    ------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                           399,000            -
  Payments of offering costs                                       (34,900)           -
  Proceeds from exercise of warrants                                  -            100,000
  Advances on notes payable                                         57,526       1,500,000
  Payments on notes payable                                           -         (1,080,000)
                                                               ------------    ------------
      Net cash flows from continuing operations                    421,626         520,000
      Net cash flows from discontinued operations                     -            470,000
                                                               ------------    ------------
          Net Cash Flows Provided by Financing Activities          421,626         990,000
                                                               ------------    ------------

(DECREASE) IN CASH                                                (133,436)        (29,552)
CASH, beginning of year                                            142,754         172,306
                                                               ------------    ------------
CASH, end of year                                              $     9,318     $   142,754
                                                               ============    ============

Supplemental Cash Flow Information:
See Note 11



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - BUSINESS ACTIVITY

Pollution Research and Control Corp., a California corporation, primarily designed, manufactured and marketed air pollution monitoring instruments, through its wholly-owned subsidiary Dasibi Environmental Corporation ("Dasibi"). The Company's wholly owned subsidiary Nutek, Inc. ("Nutek") is inactive. The Company's wholly owned subsidiary Logan Medical Devices, Inc. ("Logan") was renamed Dasibi China, Inc. ("Dasibi China") and is currently inactive. Beginning in 2002, the Company began doing business as Universal Detection Technology and has focused its research and development efforts in developing a real time biological weapon detection device. To accelerate development of its initial biological weapon detection device, the Company has developed and is implementing a collaborative partnering strategy. Under this strategy, the Company identifies and partners with researchers and developers. The Company has entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its planned bio-terrorism detection equipment and an option agreement with the California Institute of Technology, which granted the Company an exclusive irrevocable option and right to acquire an exclusive worldwide license to products developed as part of the above technology affiliates agreement. (See Note 10).

In March 2002 the Company sold Dasibi to one of its creditors in exchange for forgiveness of $1,500,000 in debt and accrued interest owed to the creditor. A non-exclusive license agreement for all of the Dasibi's technology was also granted to the Company (see Note 13). In May 2002 Dasibi vacated its premises and has suspended operations.

GOING CONCERN AND MANAGEMENT'S PLANS
In March 2002 the Company sold its operating subsidiary, Dasibi Environmental Corp., and as of December 31, 2002 had a working capital deficit and a capital deficit. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its efforts to raising capital and research and development of bio-terrorism detection devices. The Company has entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its planned bio-terrorism detection equipment and an option agreement with the California Institute of Technology, which granted the Company an exclusive irrevocable option and right to acquire an exclusive worldwide license to products developed as part of the above technology affiliates agreement. (See Note 10) The Company anticipates completion of the research and development of its planned bio-terrorism detection devices in September 2003.



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The consolidated financial statements include the accounts of Pollution Research and Control Corp. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION
Revenue is recognized upon shipment of products. Title of goods is transferred when the products are shipped from the Company's facility. Income not earned is recorded as deferred revenue.

INVENTORIES
Inventories are stated at the lower of cost (first-in first-out) basis or market.

ADVERTISING EXPENSES
The Company expenses advertising costs as incurred. During the years ended December 31, 2002 and 2001, the Company did not have significant advertising costs.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS AND DEPRECIATION
Property, equipment and leasehold improvements were recorded at cost less accumulated depreciation and amortization. Depreciation was provided for on the straight-line method over the estimated useful lives of the assets, generally five to ten years. Amortization of leasehold improvements was over the shorter of the life of the lease or five years. Total depreciation expense was $-0- and $23,716 for the years ended December 31, 2002 and 2001, respectively.

STOCK-BASED COMPENSATION
The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method, and to furnish the proforma disclosures required by SFAS 123. (See Note 8).

VALUATION OF THE COMPANY'S COMMON STOCK
Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Black-Scholes Model to estimate the fair market value.



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER COMMON SHARE
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. (See Note 9).

CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt approximate fair value because of the short maturity of these items.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets has been made.

RESEARCH AND SOFTWARE DEVELOPMENT COSTS
The Company developed software to control its monitoring equipment available for sale, which were sold on a package basis. The software development costs were expensed as research and development costs as incurred until October 2001 when the operations of Dasibi were discontinued. Revenues from software sold were insignificant during the years ended December 31, 2002 and 2001. In 2002 the Company entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its planned bio-terrorism detection equipment. These costs are charged to expense as incurred. Research and development expense was $82,000 and $92,173 for the years ended December 31, 2002 and 2001, respectively.



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences (see Note 6). At December 31, 2002 a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

RECLASSIFICATION
Certain amounts reported in the Company's financial statements for the year ended December 31, 2001 have been reclassified to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method.



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS No. 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has reviewed SFAS 146 and its adoption is not expected to have a material effect on its consolidated financial statements.

In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption is not expected to have a material effect on its consolidated financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was effective for the Company for the fiscal year beginning January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company does not believe that the new standard will have a material impact on its financial statements.



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 3 - INVENTORIES

As part of the sale of Dasibi, the Company arranged with Dasibi that Dasibi would continue to house the inventory that was assigned to the Company (See Note
13). During the second quarter of 2002, Dasibi vacated its manufacturing space, and moved the inventory that was assigned to the Company to a location unknown to the Company. The Company currently is in the process of reviewing its rights under the circumstances and has been unsuccessful in locating the inventory. At December 31, 2002 the inventory has been written down to reflect the loss. Remaining inventory consists entirely of finished goods.

NOTE 4 - ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

At December 31, 2002, the accounts receivable balance from one customer was $30,000, or 100% of the total accounts receivable balance. Generally no collateral is required. The Company's credit losses in the aggregate have not exceeded management's estimates.

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 5 - NOTES PAYABLE AND CONVERTIBLE DEBT

Notes payable consisted of the following at December 31, 2002:

Notes payable to individuals; interest at 11% per annum;
    principal and interest due June 2001; unsecured                 $   150,000

Notes payable to individuals; interest at 12% per annum;
    principal and interest due June 2001; unsecured                     150,000

Notes payable; interest at 18% per annum; principal and
    interest due June 2002 and verbally extended; unsecured             200,000

Demand note under Ex-Im Bank authorization at Wall Street
    Journal Prime rate +3.0% per annum (8.25% at December 31,
    2002); matured June 30, 2002 and verbally extended;
    secured by customer line of credit                                  250,000

Notes payable interest at 10% per annum; principal and
     interest due June 2002 and verbally extended; unsecured             75,000

Bridge loan payable; interest of 10% per annum; principal and interest due June 2002 and verbally extended; unsecured;
     effective rate of interest, which includes values ascribed to
     stock compensation granted and other loan fees is 25%               22,526

Bridge loan payable; interest of 10% per annum; principal and interest due September 2002 and verbally extended; unsecured;
     effective rate of interest, which includes values ascribed to
     stock compensation granted and other loan fees is 28%               35,000
                                                                    ------------
                                                                        882,526
                                                                    ------------

Convertible debt consisted of the following at December 31, 2002:

Convertible debenture; interest at 12% per annum due monthly;
     principal due June 2002 and verbally extended; convertible at the lesser of 80% of the market price of the common
     stock on the date of conversion or 115% of the market
     price of the common stock on May 28, 1999                          300,000

Convertible debenture; interest at 12% per annum due monthly;
     principal due February 2004; convertible at 70% of the market
     price of the common stock on the date of conversion                200,000

Convertible debenture; interest at 9% per annum due monthly;
     principal due July 2002 and verbally extended; convertible at the lesser of 80% of the market price of the common stock
     on the date of conversion or $2.34                                 305,000
                                                                    ------------
                                                                        805,000
                                                                    ------------
                                                                      1,687,526
                                                                    ------------
Less current portion                                                 (1,487,526)
                                                                    ------------
Total long-term debt                                                $   200,000
                                                                    ============



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 5 - NOTES PAYABLE AND CONVERTIBLE DEBT (CONTINUED)


Principal payments under the loans, including past
     due amounts, are due as follows:
Year ending December 31, 2003                                      $  1,487,526
Year ending December 31, 2004                                           200,000
                                                                   -------------
                                                                   $  1,687,526
                                                                   =============

During the year ended December 31, 2002, certain convertible debt holders converted $435,000 to 1,801,252 shares of the Company's common stock. In addition, certain convertible debt holders converted $70,238 of accrued interest on the convertible debt to 271,212 shares of the Company's common stock.

In March 2002, the holder of $450,000 of convertible debt agreed to extend the due date of the debt to February 23, 2004 and the Company agreed to reduce the conversion rate on the convertible debt from 85% of the market price of the Company's common stock to 70% of the market price of the Company's common stock. The Company recorded $113,000 as an expense for the beneficial conversion feature of the new conversion rate. During 2002, $250,000 was converted and the remaining outstanding debt balance was $200,000 as of December 31, 2002. Subsequent to year end, an additional $35,000 was converted to 258,997 shares of the Company's common stock and an additional $43,500 of accrued interest was converted to 319,852 shares of the Company's common stock.

NOTE 6 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2002 and 2001 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                         2002           2001
                                                     ------------   ------------
Computed expected income tax provision (benefit)     $  (673,000)   $(1,414,000)
Non-deductible meals and entertainment                                     -
Temporary differences for items deductible from
(includible in) taxable income in future years:
        Inventory valuation allowance                       -           (33,000)
        Bad debt allowance                                  -           (12,000)
Estimated loss on discontinued operations                   -           171,000
Net operating loss carryforward increased                964,000      1,140,000
Accrued litigation                                        85,000           -
Stock-based expenses                                      93,000        148,000
Beneficial conversion feature of convertible debt         38,000           -
Increase (decrease) in valuation allowance                  -         3,387,000
Discontinued operations                                     -        (1,188,000)
Gain on disposal of subsidiary                          (507,000)          -
                                                     ------------   ------------
    Income tax provision (benefit)                   $      -       $ 2,199,000
                                                     ============   ============



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6 - INCOME TAXES (CONTINUED)

The components of the deferred tax assets and (liabilities) as of December 31, 2002 were as follows:

Deferred tax assets:
Temporary differences:
    Net operating loss carryforward                                $  3,280,000
    Valuation allowance                                              (3,280,000)
                                                                   -------------
    Net long-term deferred tax asset                               $       -
                                                                   =============


The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2002 and 2001:

                                                        2002            2001
                                                    ------------    ------------
    Allowance for doubtful accounts                 $      -        $   (14,000)
    Inventory valuation allowance                          -            (38,000)
    Accrued expenses                                    (83,000)          1,000
    Depreciation                                         (4,000)         (1,000)
    Increase in net operating loss carryforward       1,356,000       1,304,000
    Change in valuation allowance                    (1,335,000)     (2,263,000)
    Loss on previous joint venture investment
       with Logan                                        66,000            -
    Discontinued operations                                -         (1,188,000)
                                                    ------------    ------------
                                                    $      -        $(2,199,000)
                                                    ============    ============


As of December 31, 2002 the Company has net operating loss carryforwards available to offset future taxable income of approximately $8,400,000 expiring in 2005 through 2021.

NOTE 7 - STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK
In April, November and December 2001 the Company issued a total of 274,500 shares of common stock as payment for services valued at $225,666, based upon the market value of the Company's common stock on the date of issuance.

In January 2001 the Company entered into an agreement with Silverline Partners, Inc., to provide consulting services to locate and form alliances with well-financed, European companies with synergistic technologies. In January 2001 the Company issued 700,000 restricted shares of common stock valued at $700,000 based upon the price of the Company's common stock on the day of issuance to Silverline Partners. The Company recognized $700,000 in related expense during the year ended December 31, 2001.



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

During the year ended December 31, 2002 the Company sold 2,121,312 shares of common stock for $399,000, $50,000 of which had been received prior to December 31, 2001 and had been recorded as a liability. The Company paid a $34,900 placement fee to a company controlled by its President and CEO. Certain investors received warrants to purchase 1,214,843 shares of common stock at prices ranging from $0.225 to $0.63 per share.

The Company issued 730,000 shares of its common stock for services valued at $154,250, the fair market value of the stock on the date issuable, during the year ended December 31, 2002.

In February 2002 the Company entered into an agreement with an individual to provide consulting services through December 31, 2002 in connection with the Company's corporate business development and strategy. As compensation for services received, the Company issued 50,000 unrestricted shares of its common stock valued at $21,500 based upon the price of the Company's common stock on the date of issuance. The Company recognized $21,500 in related expenses. In August 2002, the agreement was amended and extended through June 30, 2003. An additional 50,000 unrestricted shares of the Company's common stock were issued as consideration. The shares were valued at $9,500 based on the price of the Company's common stock on the date of issuance. Accordingly, the Company recorded $9,500 as prepaid consulting expenses and will amortize that amount over the additional six months of the agreement.

Subsequent to December 31, 2002, the Company sold 899,820 shares of common stock for $67,380 and paid a $6,738 placement fee to a company controlled by its President and CEO. In addition, the Company also issued 40,000 shares of common stock for services, valued at $8,050, the fair market value of the stock on the date issuable.

Subsequent to December 31, 2002, the Company agreed to reprice 300,000 stock purchase warrants related to outstanding debt from $2.25 and $4.50 per share to $0.12 per share. The repriced options were valued at $30,000, the fair market value using the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 1.19%, volatility was estimated at 93% and the expected life was one day. The value of the repriced warrants was expensed as loan fees. Warrants to purchase 300,000 shares of common stock were immediately exercised for proceeds of $36,000.

PREFERRED STOCK
The Company is authorized to issue up to 20,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors. The Series A Preferred Stock have voting rights but no dividend rights. No preferred shares are issued.



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS AND OPTIONS
In January 2001 the Company issued 228,571 options to purchase common stock for $0.875 per share, expiring in January 2004 and valued at $192,457 as a finder's fee in connection with a proposed business combination. In estimating the above expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 4.73%, volatility was estimated at 103%, the expected life was three years.

In connection with debt financing during the year ended December 31, 2001, the Company granted options to purchase 100,000 shares of common stock at $1.00 per share and 100,000 shares of common stock at $.50 per share. Options issued with the debt financing were valued using the fair market value using the Black-Scholes European pricing model totaling $76,100. The average risk-free interest rate was 6.3%, volatility was estimated at 104% and 98%, and the expected life was three years.

In January 2002 the Company issued 250,000 options to purchase its common stock at prices ranging from $1.00 to $2.00 per share, expiring in 2006 and valued at $79,674 for public relations services. In estimating the expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 3.99%, volatility was estimated at 103%, and the expected life was four years.

In December 2002 the Company issued 200,000 warrants to purchase its common stock for $0.26 per share, expiring in 2005 and valued at $31,438 in connection with an agreement for advisory board and product development services. The Company has recorded this amount as a prepaid consulting expense and will amortize the expense over the two-year term of the contract. In estimating the expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 2.63%, volatility was estimated at 93%, and the expected life was three years.



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

EMPLOYEE STOCK OPTION PLAN
On June 29, 2000 the Company adopted the Employees' Stock Option Plan (the Plan) which provides for the granting of options to officers, directors, employees and consultants. 1,500,000 shares of common stock are reserved under the plan for the granting of options. The Plan was to be in effect until June 29, 2010, unless extended by the Company's stockholders. The options are exercisable to purchase stock for a period of ten years from the date of grant.

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

The following table summarizes the activity of options and warrants under all agreements and plans for the two years ended December 31, 2002:

                                                                   WEIGHTED
                                                                   AVERAGE
                                            NUMBER OF              EXERCISE       EXERCISE
                                      OPTIONS       WARRANTS        PRICE          AMOUNT
                                     ----------    ----------      ---------    ------------
Outstanding, December 31, 2000         617,625     1,234,606       $   2.86     $ 5,291,093

Granted                              1,478,571          -               .44         646,142
Expired/cancelled                     (109,375)      (25,000)          1.68        (225,563)
                                     ----------    ----------      ---------    ------------
Outstanding, December 31, 2001       1,986,821     1,209,606           1.79       5,711,672

Granted                                250,000     2,125,289            .64       1,510,492
Expired/cancelled                     (753,696)     (626,331)          1.14      (1,573,961)
                                     ----------    ----------      ---------    ------------
Outstanding, December 31, 2002       1,483,125     2,708,564       $   1.35       5,648,203
                                     ==========    ==========      =========    ============



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 8 - STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $111,112 and $192,457 during the years ended December 31, 2002 and 2001, respectively.

In September 2001 the Company granted options to purchase 1,150,000 shares of common stock options to an employee, exercisable at $.30 and expiring in 2004.

Had the Company adopted the fair value method with respect to options issued to employees, an additional $220,800 would have been charged to income in 2001, proforma net loss would have been $7,547,835 and net loss per share would have been $1.27 on a basic and diluted basis. In estimating the above expenses, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 6.25%, volatility was estimated at 98%, the expected life was three years. Had the Company adopted the fair value method with respect to options issued to employees as well, there would have been no additional changes to income in 2002.


NOTE 9 - EARNINGS PER SHARE

                                           FOR THE YEAR ENDED DECEMBER 31, 2002
                                           -------------------------------------
                                                                           PER
                                               (LOSS)        SHARES       SHARE
                                            (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                           ------------   -------------  -------
BASIC EPS
    (Loss) available to common
     stockholders                          $(1,731,718)     8,212,300    $ (.21)

EFFECT OF DILUTIVE SECURITIES
    Convertible debt, options and
     warrants                                     -              -           -
                                           ------------     ---------    -------
DILUTED EPS
    (Loss) available to common
     stockholders including assumed
     conversions                           $(1,731,718)     8,212,300    $ (.21)
                                           ============     =========    =======



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 9 - EARNINGS PER SHARE (CONTINUED)

As of December 31, 2002, there were 4,191,689 warrants and options outstanding which were not included in the diluted earnings because their effect was anti-dilutive for the period presented.

                                           FOR THE YEAR ENDED DECEMBER 31, 2001
                                           -------------------------------------
                                                                           PER
                                               (LOSS)        SHARES       SHARE
                                            (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                           ------------   -------------  -------

BASIC EPS
    (Loss) available to common
     stockholders                          $(7,427,035)     5,924,222    $(1.25)

EFFECT OF DILUTIVE SECURITIES
    Convertible debt, options and
     warrants                                     -              -            -
                                           ------------     ---------    -------
DILUTED EPS
    (Loss) available to common
     stockholders including assumed
     conversions                           $(7,427,035)     5,924,222    $(1.25)
                                           ============     =========    =======


As of December 31, 2001, there were 3,196,427 warrants and options outstanding which were not included in the diluted earnings per share because their effect was anti-dilutive for the period presented.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
The Company leased its facilities under long-term non-cancelable operating leases. The lease terms provided for increases in future minimum rental payments based on the Consumer Price Index, and an option to purchase during the lease term. The Company assigned the lease to Dasibi in March 2002 (see Note 13). The Company was named in a lawsuit to collect past due rent. In February 2003, a judgment was entered against the Company for $249,000, which has been accrued as of December 31, 2002.

Total rentals under all operating leases charged against income amounted to $-0-and $349,681 for the years ended December 31, 2002 and 2001, respectively.



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

TECHNOLOGY AFFILIATES AGREEMENT
The Company entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for the Company's planned bio-terrorism detection equipment. The agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into the Company's developing bio-terrorism detection device. The intent is to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. All related projects are to be completed by September 28, 2003, though the Company may terminate the agreement at any time with written notice. The Company is entitled to maintain non-exclusive rights to any technology developed under the terms of the agreement. The estimated cost of the project to be paid by the Company is $249,000, payable as work progresses. As of December 31, 2002 the Company has paid NASA $80,000 towards the project.

In August 2002, the Company entered into an option agreement with the California Institute of Technology, which granted the Company an exclusive irrevocable option and right to acquire an exclusive worldwide license to products developed as part of the above technology affiliates agreement. The option is exercisable for a one-year period commencing upon grant. A payment of $2,000 was required within 60 days to exercise the option. The Company did not make the payment and entered into a new option agreement in October 2002 under similar terms, requiring payment of $2,000 within 30 days of the date of the agreement, which has been made. Any license agreement that the Company may enter into upon exercise of the option will provide royalties of 0.5% to 5% for sales of licensed products and 20% to 50% for revenues received from a sub-licensee for consideration of future sale of or sale of licensed products.

EMPLOYMENT AGREEMENTS
In September 2001 the Company entered into an employment agreement with an individual serving in the capacity of Chairman of the Board, Chief Executive Officer and President of the Company. According to the agreement, there shall always be a minimum of at least five years remaining on the term of the agreement. Base salary is $250,000 to be adjusted on an annual basis, with an as yet undetermined cash bonus plan, provisions for use of a luxury automobile, club memberships, and insurance plans. In addition, as inducement to retain the services of the Officer, the Company granted the Officer options to purchase 1,150,000 shares of its common stock exercisable at $.30 per share. The Officer has waived claim to his cash compensation until an as yet undetermined date in the future and therefore the Company has not accrued salary and benefits. The future minimum salary payable to the officer is $1,250,000.

LITIGATION
The Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

No cash was paid for income taxes during the years ended December 31, 2002 or 2001. Cash paid for interest was $7,661 and $77,734 during the years ended December 31, 2002 and 2001, respectively.

NOTE 12 - FOREIGN SALES

The following table sets forth certain information regarding the Company's foreign sales for the last two fiscal years:

                                                        YEAR ENDED DECEMBER 31,
                                                           2002           2001
                                                        ----------   -----------
Aggregate sales to unaffiliated foreign
  customers were approximately:
Europe and The United Kingdom                             $   -      $  275,000
Asia and Pacific Rim                                      $   -      $1,254,000


NOTE 13 - SALE OF SUBSIDIARY AND DISCONTINUED OPERATIONS

In March 2002 the Company entered into an agreement to sell Dasibi to one of its note holders in exchange for $1,500,000 of debt owed to the creditor. The purchaser assumed all liabilities of Dasibi as of the date of the agreement. The Company retained ownership of the inventory of Dasibi without limitations. Subsequent to the sale of Dasibi the inventory was moved by Dasibi to a location unknown to the Company and the inventory has been written down to reflect the loss. The Company has granted options to the purchaser of the subsidiaries to purchase the Company's common stock as follows; 50,000 at $0.25 per share, 100,000 at $0.50 per share, 528,571 at $0.875 per share, 100,000 at $1.00 per share and 21,875 at $3.10 per share. The options are vested immediately and expire in March 2005. The options are valued at the fair market value of $160,993 on the date of grant utilizing the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 4.73%, volatility was estimated at 99.86%, the expected life was three years.

The Company was granted a perpetual non-exclusive license for all products, software, technologies and other intellectual property (including the use of the name Dasibi and Dasibi Environmental Corp.) of Dasibi throughout the world with the exception of the Peoples Republic of China.



              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 13 - SALE OF SUBSIDIARY AND DISCONTINUED OPERATIONS (CONTINUED)

As a result of the sale of Dasibi, the Company has restated the accompanying financial statements to report the operations of Dasibi as discontinued operations. The Company sold Dasibi on March 18, 2002 in a transaction that closed on March 25, 2002. Dasibi had assets of approximately $967,000 and liabilities of approximately $2,072,000 as of December 31, 2001.

The Company recorded a gain on the sale of Dasibi of $1,490,553 because the liabilities assumed by the purchaser exceed the fair market value of the assets transferred in the sale.

Certain information with respect to discontinued operations of Dasibi is as follows:

                                                     2002             2001
                                                 ------------     ------------
Net sales                                        $      -         $ 2,393,681
Cost of sales                                           -           1,897,795
                                                 ------------     ------------
Gross profit                                            -             495,886
                                                 ------------     ------------
Operating expenses                                   149,745        1,968,261
                                                 ------------     ------------
(Loss) before income tax expense                    (149,745)      (1,472,375)
Income tax expense                                      -           1,188,000
                                                 ------------     ------------
(Loss) from discontinued operations              $  (149,745)     $(2,660,375)
                                                 ============     ============



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

3.4       Amended and Restated Bylaws of PRCC (incorporated by reference to
          Exhibit 3.4 of the Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.1 Binding letter of Intent dated March 19, 2002, by and between PRCC and Steven Sion. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2002).

10.2 Employment Agreement by and between PRCC and Jacques Tizabi dated September 25, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed on May 20, 2002).

10.3 Technology Affiliates Agreement by and between PRCC and California Institute of Technology, dated August 6, 2002. *

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


* filed concurrently herewith.



                                    Page E-1