Form 10QSB
period 2003-03-31
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2003-05-15
CIK 763950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2003

             [_]     Transition Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

       For the transition period from __________ to _____________.

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

Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 14,809,790 shares issued and outstanding as of May 14, 2003.

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

        Consolidated Balance Sheet as of March 31, 2003.....................3

        Consolidated Statements of Operations for the
        Three months ended March 31, 2003 and March 31, 2002................4

        Consolidated Statements of Changes in Stockholders' Equity
        (Deficit) for the three months ended March 31, 2003.................5

        Consolidated Statements of Cash Flows for the
        Three months ended March 31, 2003 and March 31, 2002................6

        Notes to Consolidated Financial Statements..........................7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ..........................................8

Item 3. Controls and Procedures ...........................................17

PART II OTHER INFORMATION..................................................17

Item 2. Legal Proceedings..................................................17

Item 6. Exhibits and Reports on Form 8-K...................................18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


             POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           ==========================


                                                                March 31,
                                                                  2003
                                                               -----------
                                                               (Unaudited)

                                 ASSETS

CURRENT ASSETS:
      Cash                                                      $ 12,199
      Accounts receivable, trade                                  30,000
      Inventories                                                 20,000
      Prepaid expenses                                            56,876
                                                               ----------
                 Total Current Assets                          $ 119,075
                                                               ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

      Accounts payable, trade                                  $ 182,180
      Accrued liabilities                                        251,000
      Notes payable and convertible debt                       1,652,526
      Accrued interest expense                                   348,522
                                                               ----------
                 Total Current Liabilities                     2,434,228
                                                               ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred stock, no par value, 20,000,000 shares
      authorized,
               -0-  issued and outstanding                             -
      Common stock, no par value, 30,000,000 shares authorized,
               14,194,567  issued and outstanding             11,114,750
      Additional paid-in capital                               2,900,167
      Accumulated (deficit)                                  (16,330,070)
                                                             ------------
                 Total Stockholders' Equity (Deficit)         (2,315,153)
                                                             ------------
                                                               $ 119,075
                                                             ============



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the three months ended March 31,
                                                                  2003              2002
                                                               (Unaudited)     (Unaudited)
REVENUES                                                     $         -       $   30,000
                                                              -------------     ------------
COST OF GOODS SOLD                                                     -            8,600
                                                              -------------     ------------
GROSS PROFIT                                                           -           21,400
                                                              -------------     ------------
OPERATING EXPENSES:
   Selling, general and administrative                            99,914          214,495
                                                              -------------     ------------
(LOSS) FROM OPERATIONS                                           (99,914)        (193,095)
                                                              -------------     ------------
OTHER INCOME (EXPENSE):
   Interest income                                                    48               -
   Interest expense                                              (49,783)         (58,775)
   Beneficial conversion feature of convertible debt                   -         (113,000)
   Amortization of loan fees                                     (30,000)               -
                                                              -------------     ------------
          Net Other Income (Expense)                             (79,735)        (171,775)
                                                              -------------     ------------
(LOSS) FROM CONTINUING OPERATIONS                               (179,649)        (364,870)
                                                              -------------     ------------
DISCONTINUED OPERATIONS:
   (Loss) from operations of discontinued subsidiaries                 -         (149,745)
   Gain on disposal of subsidiary                                      -        1,490,553
                                                              -------------     ------------
          Total Income From Discontinued Operations                    -        1,340,808
                                                              -------------     ------------

NET INCOME (LOSS)                                             $ (179,649)       $ 975,938
                                                              =============     ============
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
   Continuing operations                                         $ (0.01)         $ (0.06)
   Discontinued operations:
       Loss from operations                                            -            (0.03)
       Gain on disposal                                                -             0.25
                                                              -------------     ------------
                                                                 $ (0.01)          $ 0.16
                                                              =============     ============
WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING,
   BASIC  AND DILUTED                                         12,657,459        6,032,771
                                                              =============     ============







           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 (Unaudited)

                                           COMMON STOCK       Additional   Accumulated  (TotaliStockholders'
                                       Shares        Amount     Paid In     (Deficit)     Equity (Deficit)
                                      ----------------------------------------------------------------------
Balances, December 31, 2002           10,873,392 $10,813,330  $2,870,167  $ (16,150,421)  $ (2,466,924)

Common stock issued for services          57,000      11,280           -            -           11,280

Conversion of convertible debt and       578,849      78,500           -            -           78,500
accrued interest

Stock issued in private placement,     2,385,326     175,640           -            -          175,640
net of offering costs of $19,491

Fair market value of repriced warrants         -           -      30,000            -           30,000
Exercise of warrants                     300,000      36,000           -            -           36,000

Net (loss) for the period                      -           -           -       (179,649)      (179,649)
                                      ----------------------------------------------------------------------
Balances, March 31, 2003              14,194,567 $11,114,750  $2,900,167  $ (16,330,070)  $ (2,315,153)
                                      ======================================================================







           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the three months ended March 31,
                                                                 -----------------------------------
                                                                         2003              2002
                                                                    ------------      --------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Reconciliation of net (loss) to net cash flows provided
          by (used in) operating activities:
        Net (loss) from continuing operations                       $ (179,649)       $ (364,870)
        Beneficial conversion feature of convertible debt                    -           113,000
        Stock issued for services                                       11,280            29,050
        Fair market value of repriced warrants                          30,000                 -
   Changes in assets and liabilities
        Accounts receivable                                                  -           (30,000)
        Inventories                                                          -                 -
        Prepaid Expenses                                               (10,938)                -
        Accounts payable and accrued expenses                          (59,452)           70,971
                                                                    ------------      --------------
            Net Cash (Used in) Operating Activities                   (208,759)         (181,849)
                                                                    ------------      --------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

            Net Cash (Used in) Investing Activities                          -                 -
                                                                    ------------      --------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                              195,131            50,000
   Payment of offering costs                                           (19,491)           (5,000)
   Proceeds from exercise of warrants                                   36,000                 -
                                                                    ------------      --------------
            Net Cash Provided by Financing Activities                  211,640            45,000
                                                                    ------------      --------------

INCREASE (DECREASE) IN CASH                                              2,881          (136,849)

CASH, beginning of period                                                9,318           142,754
                                                                    ------------      --------------
CASH, end of period                                                   $ 12,199           $ 5,905
                                                                    ============      ==============









           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Pollution Research and Control Corp. included in our Form 10-KSB for the fiscal year ended December 31, 2002.

2. STOCKHOLDERS' EQUITY

During the three months ended March 31, 2003, the Company sold 2,385,326 shares of common stock for $195,131, $50,000 of which had been received prior to December 31, 2002, and had been recorded as a liability. The Company paid a $19,491 placement fee to a company controlled by its President and CEO. Certain investors received warrants to purchase 214,300 shares of common stock at prices ranging from $0.27 to $0.65 per share. In addition, the Company issued 57,000 shares of its common stock for services, valued at $11,800, the fair market value of the stock on the date issuable.

During the three months ended March 31, 2003, the Company agreed to reprice warrants to purchase 300,000 shares of common stock related to outstanding debt from $2.25 and $4.50 per share to $0.12 per share. The repriced warrants were valued at $30,000, the fair market value using the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 1.19%, volatility was estimated at 93% and the expected life was one day. The value of the repriced warrants was expensed as loan fees. The warrants to purchase 300,000 shares of common stock were immediately exercised for proceeds of $36,000.

At March 31, 2003, the Company offered to reprice warrants to purchase 260,191 shares of common stock issued as incentive to exercise warrants from $4.00 per share to $0.10 per share. The repriced warrants will be valued at the fair market value using the Modified Black-Scholes European pricing model and will be recorded as a reduction of the net proceeds generated from the subsequent exercise of the warrants. Subsequent to period end, the warrants to purchase 260,191 shares of common stock were exercised for proceeds of $26,019.

Subsequent to period end and through the date of this report, the Company sold 667,500 shares of common stock for $44,708.

3. CONVERTIBLE DEBT

During the three months ended March 31, 2003, certain convertible debt holders converted debt of $35,000 to 258,997 shares of the Company's common stock. In addition, certain convertible debt holders converted $43,500 of accrued interest on the convertible debt to 319,852 shares of the Company's common stock.

4. BRIDGE NOTE

During April 2003, the Company borrowed $75,000, due the earlier of May 10, 2003, or upon the Company raising additional funds in excess of $75,000. The loan bears interest at 18% per year and may be extended by mutual consent. As additional consideration, the Company paid the lender a closing fee of $5,000 and issued 75,000 shares of the Company's common stock to the lender. The Company paid a $7,500 loan fee to a company owned by its President and Chief Executive Officer.

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

The forward-looking information set forth in this quarterly report on Form 10-QSB is as of May 14, 2003, and we undertake no duty to update this information. If events occur subsequent to May 14, 2003, that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-QSB or a current report on Form 8-K. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

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

In August 2002, we entered into a technology affiliates agreement with JPL to develop technology for our bio-terrorism detection equipment. The agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into our existing aerosol monitoring system. We anticipate this project be completed by the end of our third quarter 2003, though we may terminate the agreement at any time with written notice. We are entitled to receive a non-exclusive, royalty-free license to any technology developed under the terms of the agreement. The estimated cost of the project to us is $249,000. As of the date of this report, we have paid NASA $165,000 towards the project.

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

ADVERTISING EXPENSES

We expense advertising costs as incurred. During the three month periods ended March 31, 2003 and 2002, we did not have significant advertising costs.

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

RESEARCH AND SOFTWARE DEVELOPMENT COSTS

In 2002, we entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory to develop technology for our planned bio-terrorism detection equipment. These costs are charged to expense as incurred. Research and development expense was $-0- during the three months ended March 31, 2003 and 2002.

INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At March 31, 2003, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

RECLASSIFICATION

Certain amounts reported in our financial statements for the three months ended March 31, 2003, have been reclassified to conform to the current year presentation.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS No. 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain

Employee   Termination  Benefits  and  Other  Costs  to  Exit  an  Activity
(including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We have reviewed SFAS 146 and our adoption is not expected to have a material effect on our consolidated financial statements.

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

RESULTS OF OPERATIONS

THREEMONTHS  ENDED MARCH 31, 2003  COMPARED TO THE THREE  MONTHS ENDED MARCH 31,
2002

The following discussion does not include the discontinued operations of Dasibi, which are discussed later in this section.

REVENUES. Revenues were $-0- for the three months ended March 31, 2003, compared to $30,000 for the three months ended March 31, 2002. This decrease was due to no sales during the three months ended March 31, 2003, as compared to the sale of one Model 7001 during the three months ended March 31, 2002.

COST OF SALES. Cost of sales were $-0- for the three months ended March 31, 2003, compared to $8,600 or 29% of sales for the three months ended March 31, 2002.

GROSS MARGIN. Gross margin was 71% of net revenues for the three months ended March 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $114,581, or 53%, to $99,914 for the three months ended March 31, 2003, from $214,495 for the three months ended March 31, 2002. The decrease in selling, general and administrative expense primarily is a result of decreased legal and accounting fees. Selling, general and administrative costs consisted primarily of accounting fees, legal fees, bio-detection product consulting and marketing expenses.

(LOSS) FROM CONTINUING OPERATIONS. Operating loss decreased $185,221, or 51%, to ($179,649) for the three months ended March 31, 2003, as compared to ($364,870) for the three months ended March 31, 2002. The decrease is primarily due to a substantial reduction in selling, general and administrative expenses.

OPERATIONS OF DASIBI-DISCONTINUED OPERATIONS. We have reported the operations of Dasibi as discontinued operations. We entered into a plan to spin-off Dasibi effective October 1, 2001, but later determined that the spin-off was not in the best interests of the shareholders. We sold Dasibi effective March 25, 2002. Dasibi had assets of approximately $967,000 and liabilities of approximately $2,072,000 as of December 31, 2001, and a loss from operations from October 1, 2001, to December 31, 2001, of approximately $813,770. Dasibi had a loss from operations of approximately $150,000 during the three months ended March 31, 2002. We recognized a gain of approximately $1,491,000 on the sale of Dasibi.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) our operating activities during the three months ended March 31, 2003, was ($208,759), and during the three months ended March 31, 2002, was ($181,849). Net cash provided by (used in) our investing activities was $-0- during the three months ended March 31, 2003 and 2002. Net cash provided by financing activities during the three months ended March 31, 2003, was $211,640, and during the three months ended March 31, 2002 was $45,000.

Our total cash and cash equivalent balance at March 31, 2003, was $12,199, as compared to March 31, 2002, which was $5,905. Because of our limited cash balances, we may not be able to continue operations at our current levels. Our cash flow is dependent on development of products in a cost efficient manner that are commercially accepted on a timely basis, acceptance of our technology, the signing of contracts, collections, all of which are difficult to predict with accuracy.

Historically, we have financed operations through private debt and the issuance of common stock. Since our financial position has deteriorated, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive.

During the three months ended March 31, 2003, and through the date of this report, we have debt financing under various terms, as follows:

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

C. One convertible debenture with a face amount of $500,000 and interest at a rate of 12% per annum, originally due February 23, 2001, and convertible at a conversion price of the lesser of $2.00 or 80% of the market price on the date of conversion. During 2002 the maturity date of the debenture was extended to February 23, 2004, in exchange for a reduction in the conversion price to 70% of the market price on the date of conversion. As of the date of this report, $320,000 had been converted to common stock and the outstanding balance is $180,000.

D. One loan to Dasibi China, Inc., a wholly-owned subsidiary of ours, evidenced by a promissory note with a face amount of $75,000, maturing on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum.

E. One loan from Delta Capital evidenced by a promissory note with a face amount of $200,000, maturing on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum.

F. Eight convertible  debentures with a total face amount of $365,000,  due
July 17, 2002, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 9% per annum, convertible at a conversion price of the lesser of $2.34 or 80% of the market price on the date of conversion. As of the date of this report, the outstanding balance is $290,000.

G. During April 2002, we borrowed $22,526, due the earlier of June 29, 2002, or upon us raising funds in excess of $30,000, bearing interest at 10% per annum. We did not raise these funds. The lender has verbally agreed to extend the terms of the note to a date to be mutually agreed upon by the parties.

H. During June 2002, we borrowed $35,000, due the earlier of September 10, 2002, or upon us raising funds in excess of $50,000, bearing interest at 10% per annum. If the loan was not repaid within 30 days after the due date, the holder was to receive 50,000 shares of our common stock. The note has not been repaid and the lender has verbally agreed to extend the terms of the note to a date to be mutually agreed upon by the parties. The 50,000 shares of our common stock have not been issued.

I. Demand note for $250,000 under Ex-Im Bank authorization at Wall Street Journal Prime +3% per annum, maturing on an extended due date of June 30, 2002, and currently in default.

J. During April 2003, we borrowed $75,000, due the earlier of May 10, 2003, or upon us raising additional funds in excess of $75,000. The loan bears interest at 18% per year and may be extended by mutual consent. As additional consideration, we paid the lender a closing fee of $5,000 and issued 75,000 shares of our common stock.

Our working capital deficit at March 31, 2003, was $2,315,153. We require immediate financing to repay our indebtedness and continue operations. We require at least $1.5 million in the next six to twelve months to complete the re-engineering of our existing product, continue development of future products and continue to execute our business plan, which includes increasing our presence in the bio-terrorism detection and medical diagnostic equipment markets. We actively continue to pursue additional equity or debt financings but at the date hereof, do not have any funding commitments. Currently, our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003, we sold 2,385,326 shares of common stock for $195,131, $50,000 of which was received prior to December 31, 2002, and was recorded as a liability. In connection with this financing, we paid a placement fee in the amount of $19,491 to a company controlled by our President and Chief Executive Officer.

In connection with current and near-future financing, we intend to continue to pay a 10% placement fee to a company controlled by our President and Chief Executive Officer for any money raised.

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2003.

We have not been profitable in the past years and had an accumulated deficit of $16.3 million as of March 31, 2003. During the three months ended March 31, 2003, we incurred a net loss of $180,000. Achieving profitability depends upon numerous factors, including out ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2003.

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

THE MARKET FOR OUR PLANNED PRODUCT IS RAPIDLY CHANGING AND COMPETITIVE. NEW PRODUCTS MAY BE DEVELOPED BY OTHERS, WHICH COULD IMPAIR OUR ABILITY TO DEVELOP, GROW OR MAINTAIN OUR BUSINESS AND BE COMPETITIVE.

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

WE HAVE ISSUED DEBENTURES CONVERTIBLE AT A PRICE DISCOUNT TO MARKET AND CONVERSION OF THESE SECURITIES MAY DEPRESS THE MARKET VALUE OF OUR SHARES.

As of March 31, 2003, we have outstanding an aggregate of $770,000 in convertible debentures which are convertible into our common stock at 70-80% of the market price on the date of conversion. It may be difficult to raise financing and the market price of our common stock may decline because of the indeterminable overhang that is created by the discount to market conversion feature of these debentures. If the holders of these debentures convert their debentures at the discounted price of 20-30% below the market price the existing shareholders will suffer substantial dilution and our stock price may substantially decline. The following table illustrates the range in number of shares that may be issued upon conversion of our debentures that do not contain minimum conversion prices based on various historical trading prices of our common stock as set forth in the table:


                            ASSUMED CONVERSION PRICE


                                     $.10              $.15            $.20
                                     ----              ----            ----
NO. OF SHARES ISSUABLE UPON
CONVERSION                          7,770,000       5,133,333       3,850,000

PERCENT OF OUTSTANDING
COMMON STOCK PRIOR TO ISSUANCE         54.7%           36.2%           27.1%


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

OUR COMMON SHARES HAVE BEEN DELISTED FROM THE NASDAQ STOCK MARKET.

On June 11, 2002, we were notified by The Nasdaq Stock Market that we did not meet the continued listing requirements of The Nasdaq Small Capital Market and our common shares were delisted on the close of business on June 19, 2002. Our common stock currently is trading on the OTC Bulletin Board. It may be more difficult to raise additional debt or equity financing while trading on the OTC Bulletin Board. If we are unable to raise additional financing, we will not be able to accomplish our business objectives and may consider steps to protect our assets against creditors.

OUR OUTSTANDING OPTIONS AND WARRANTS, AND CONVERTIBLE DEBENTURES MAY DILUTE OUR SHAREHOLDERS' INTERESTS.

As of March 31, 2003, we have granted options and warrants to purchase a total of 4,632,751 shares of common stock that have not been exercised and an aggregate of $770,000 outstanding debentures that are convertible based upon a conversion price of 70-80% of the market price on the date of conversion. To the extent these outstanding options and warrants are exercised or the convertible debentures are converted, our shareholders' interests will be diluted.

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

ITEM 3.  CONTROLS AND PROCEDURES.

        Within 90 days prior to the filing date of our quarterly report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

        In accordance with SEC requirements, our chief executive officer and chief financial officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of our Quarterly Report on Form 10-QSB, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

        99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2003.

        99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2003.

(b) Reports on Form 8 K

        None.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      POLLUTION RESEARCH AND CONTROL CORP.



DATE MAY 15, 2003                   /S/ JACQUES TIZABI
                                    -------------------------------------------
                                    BY:     JACQUES TIZABI
                                    ITS:    PRESIDENT, CHIEF EXECUTIVE OFFICER
                                            AND CHAIRMAN OF THE BOARD



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     OF POLLUTION RESEARCH AND CONTROL CORP.

I, Jacques Tizabi, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pollution Research and Control Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003





                          BY: /S/ JACQUES TIZABI
                          ----------------------------
                                JACQUES TIZABI
                            CHIEF EXECUTIVE OFFICER

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     OF POLLUTION RESEARCH AND CONTROL CORP.

I, Michael Collins, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pollution Research and Control Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003



                              BY: /S/ MICHAEL COLLINS
                              ---------------------------
                                    MICHAEL COLLINS
                                 CHIEF FINANCIAL OFFICER