Form 10QSB
period 2003-06-30
POLLUTION RESEARCH & CONTROL CORP /CA/
filed 2003-08-19
CIK 763950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 17,579,748 shares issued and outstanding as of August 15, 2003.

Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]

                      POLLUTION RESEARCH AND CONTROL CORP.


                                      INDEX

                                                                           PAGE

PART I  FINANCIAL INFORMATION...............................................3

Item 1. Financial Statements................................................3

        Consolidated Balance Sheet as of June 30, 2003......................3

        Consolidated Statements of Operations for the
        Three and six months ended June 30, 2003 and 2002...................4

        Consolidated Statements of Changes in Stockholders' Equity
        (Deficit) for the six months ended June 30, 2003....................5

        Consolidated Statements of Cash Flows for the
        Six months ended June 30, 2003 and 2002.............................6

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

Item 6. Exhibits and Reports on Form 8-K...................................18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                              June 30, 2003
                                                              -------------
                                                               (Unaudited)
                             ASSETS

CURRENT ASSETS:
      Cash                                                      $ 28,429
      Accounts receivable, trade                                  30,000
      Inventories                                                 20,000
      Prepaid expenses                                            49,665

                 Total Current Assets                          $ 128,094
                                                              ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Accounts payable, trade                                  $ 197,234
      Accrued liabilities                                        287,385
      Notes payable and convertible debt                       1,727,526
      Notes payable, related party                                45,000
      Accrued interest expense                                   399,338
                                                              ------------
                 Total Current Liabilities                     2,656,483
                                                              ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred stock, no par value, 20,000,000 shares
          authorized, -0-  issued and outstanding                      -
      Common stock, no par value, 30,000,000 shares
          authorized, 17,397,361  issued and outstanding      11,705,962
      Additional paid-in capital                               2,926,186
      Accumulated (deficit)                                  (17,160,537)
                                                             ------------
                 Total Stockholders' Equity (Deficit)         (2,528,389)

                                                               $ 128,094
                                                             ============




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          For the three months ended June 30,    For the six months ended June 30,
                                                          -----------------------------------   ----------------------------------
                                                                 2003              2002                2003             2002
                                                           ---------------   --------------     ----------------   ---------------
                                                            (Unaudited)         (Unaudited)        (Unaudited)       (Unaudited)
REVENUES                                                   $           -     $          -         $         -     $     30,000
                                                           ---------------   --------------     ----------------   --------------
COST OF GOODS SOLD                                                     -                -                   -            8,600
                                                           ---------------   --------------     ----------------   --------------
GROSS PROFIT                                                           -                -                   -           21,400
                                                           ---------------   --------------     ----------------   --------------
OPERATING EXPENSES:
   Selling, general and administrative                           579,472          163,980             679,386          378,475
   Research and development                                      169,000                -             169,000                -
   Loss on write-down of inventory                                     -        1,914,342                   -        1,914,342
                                                           ---------------   --------------     ----------------   --------------
          Total Operating Expenses                               748,472        2,078,322             848,386        2,292,817
                                                           ---------------   --------------     ----------------   --------------
(LOSS) FROM OPERATIONS                                          (748,472)      (2,078,322)           (848,386)      (2,271,417)
                                                           ---------------   --------------     ----------------   --------------
OTHER INCOME (EXPENSE):
   Interest income                                                     -                -                  48                -
   Interest expense                                              (52,844)         (66,910)           (102,627)        (125,685)
   Beneficial conversion feature of convertible debt                (651)               -                (651)        (113,000)
   Amortization of loan fees                                     (28,500)               -             (58,500)               -
                                                           ---------------  --------------     ---------------    --------------
          Net Other Income (Expense)                             (81,995)         (66,910)           (161,730)        (238,685)

(LOSS) FROM CONTINUING OPERATIONS                               (830,467)      (2,145,232)         (1,010,116)      (2,510,102)
                                                           ---------------  --------------     ---------------    --------------
DISCONTINUED OPERATIONS:
   (Loss) from operations of discontinued subsidiaries                 -                -                   -         (149,745)
   Gain on disposal of subsidiary                                      -                -                   -        1,490,553
                                                           ---------------  --------------     ---------------    --------------
          Total Income From Discontinued Operations                    -                -                   -        1,340,808

NET INCOME (LOSS)                                           $   (830,467)    $ (2,145,232)       $ (1,010,116)    $ (1,169,294)
                                                           ===============  ==============     ===============    ==============
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
   Continuing operations                                    $      (0.05)    $      (0.30)       $      (0.07)    $      (0.37)
   Discontinued operations:
       Loss from operations                                            -                -                   -            (0.02)
       Gain on disposal                                                -                -                   -             0.22
                                                           ---------------  --------------     ---------------    --------------
                                                            $      (0.05)    $      (0.30)       $      (0.07)    $      (0.17)
                                                           ===============  ==============     ===============    ==============
WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING,
   BASIC AND DILUTED                                          15,525,398        7,073,193          14,100,585        6,750,246
                                                           ===============  ==============     ===============    ==============







           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)


                                                                              Additional
                                                         Common Stock           Paid-in     Accumulated       Stockholders'
                                                    Shares          Amount      Capital      (Deficit)      Equity (Deficit)
                                               --------------- -------------- ------------ --------------  -------------------
Balances, December 31, 2002                      10,873,392    $10,813,330     $2,870,167  $ (16,150,421)     $ (2,466,924)

Common stock issued for services                     57,000         11,280              -              -            11,280

Common stock issued for loan fees                    75,000         16,500              -              -            16,500

Conversion of convertible debt and
 accrued interest                                   587,122         78,500              -              -            78,500

Stock issued in private placement, net of
 offering costs of $115,613                       5,244,659        724,334              -              -           724,334

Fair market value of repriced warrants                    -              -         56,019              -            56,019

Exercise of warrants                                560,188         62,018              -              -            62,018

Net (loss) for the period                                 -              -              -     (1,010,116)       (1,010,116)
                                               --------------  --------------  ----------- --------------   ------------------
Balances, June 30, 2003                          17,397,361    $11,705,962     $2,926,186  $ (17,160,537)     $ (2,528,389)
                                               ==============  ==============  =========== ==============   ==================



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              POLLUTION RESEARCH AND CONTROL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the six months ended June 30,
                                                                 ----------------------------------
                                                                        2003              2002
                                                                 ----------------   ---------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Reconciliation of net (loss) to net cash flows provided by
          (used in) operating activities:
        Net (loss) from continuing operations                     $ (1,010,116)     $ (2,510,102)
        Beneficial conversion feature of convertible debt                    -           113,000
        Stock issued for services                                       11,280            37,550
        Stock issued for loan fees                                      16,500                 -
        Fair market value of repriced warrants                          56,019                 -
   Changes in assets and liabilities
        Accounts receivable                                                  -           (30,000)
        Inventories                                                          -         1,914,342
        Prepaid expenses                                                (3,727)                -
        Bank overdraft                                                       -             2,094
        Accounts payable and accrued expenses                           42,803           217,117
        Accounts payable, related party                                      -            10,719
                                                                 ----------------   ---------------
            Net Cash (Used in) Operating Activities                   (887,241)         (245,280)
                                                                 ----------------   ---------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

            Net Cash (Used in) Investing Activities                          -                 -
                                                                 ----------------   ---------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                              839,947            50,000
   Payment of offering costs                                          (115,613)           (5,000)
   Advances on notes payable                                           145,000            57,526
   Payments of notes payable                                           (25,000)                -
   Proceeds from exercise of warrants                                   62,018                 -
                                                                 ----------------   ---------------
            Net Cash Provided by Financing Activities                  906,352           102,526
                                                                 ----------------   ---------------
INCREASE (DECREASE) IN CASH                                             19,111          (142,754)

CASH, beginning of period                                                9,318           142,754
                                                                 ----------------   ---------------
CASH, end of period                                                   $ 28,429               $ -
                                                                 ================   ===============



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

2.   STOCKHOLDERS' EQUITY

During the six months ended June 30, 2003, the Company sold 5,244,659 shares of common stock for $839,947, $50,000 of which had been received prior to December 31, 2002, and had been recorded as a liability. The Company paid a $43,347 placement fee to a company controlled by its President and CEO. The Company also paid a $72,266 placement fee to an unrelated company. Certain investors received warrants to purchase 214,300 shares of common stock at prices ranging from $0.27 to $0.65 per share. In addition, the Company issued 57,000 shares of its common stock for services and 75,000 shares of its common stock for loan fees, valued at $11,800 and $16,500, respectively, the fair market value of the common stock on the dates issuable.

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

During the three months ended June 30, 2003, the Company agreed to reprice warrants to purchase 260,191 shares of common stock issued as incentive to exercise warrants from $4.00 per share to $0.10 per share. The repriced warrants were valued at $26,019, the fair market value using the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 1.12%, volatility was estimated at 91% and the expected life was one day. The value of the repriced warrants was expensed as stock based compensation. The warrants to purchase 260,191 shares of common stock were exercised for proceeds of $26,019.

Subsequent to period end, the stockholders approved an increase in the number of shares of common stock authorized to 480,000,000 from 30,000,000.

3.   CONVERTIBLE DEBT

During the six months ended June 30, 2003, certain convertible debt holders converted debt of $35,000 to 258,997 shares of the Company's common stock. In addition, certain convertible debt holders converted $43,500 of accrued interest on the convertible debt to 328,125 shares of the Company's common stock.

4.   BRIDGE NOTES

During April 2003, the Company borrowed $20,000 from a related party entity, controlled by its Chairman and CEO. The note was due the earlier of July 10, 2003, or upon the Company raising additional funds of more than $100,000 and bears interest at 5% per year. The loan has been verbally extended by mutual consent.

During April 2003, the Company borrowed $75,000, due the earlier of May 10, 2003, or upon the Company raising additional funds in excess of $75,000. The loan bears interest at 18% per year and has been extended by mutual consent. As additional consideration, the Company paid the lender a closing fee of $5,000 and issued 75,000 shares of the Company's common stock to the lender, valued at $16,500, the fair market value of the common stock on the date of funding of the bridge note. The Company paid a $7,500 loan fee to a company owned by its President and Chief Executive Officer. The terms of the note specify that this note must be paid before any other creditor.

During June 2003, the Company borrowed $50,000 from a related party entity in which a company controlled by our Chairman and CEO has an equity interest. The note was due the earlier of July 10, 2003, or upon the Company raising additional funds of more than $100,000. As of June 30, 2003, $25,000 had been repaid and the remaining balance on the note was $25,000. The note was verbally extended by mutual consent and bears interest at 10% per year.

5.   SUBSEQUENT EVENTS

In August 2003, the Company agreed to accept the return of the Model 7001, sold during 2002, for a full credit to the customer. The Company will utilize the 7001 in its research and development activities.

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

The forward-looking information set forth in this quarterly report on Form 10-QSB is as of August 19, 2003, and we undertake no duty to update this information. If events occur subsequent to August 19, 2003, that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-QSB or a current report on Form 8-K. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

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

In August 2002, we entered into a technology affiliates agreement with JPL to develop technology for our bio-terrorism detection equipment. The agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into our existing aerosol monitoring system. We anticipate this project will be completed by the end of our third quarter 2003. We are entitled to receive a non-exclusive, royalty-free license to any technology developed under the terms of the agreement. The cost of the project to us was $249,000. As of the date of this report, the project has been fully funded.

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

ADVERTISING EXPENSES

We expense advertising costs as incurred. During the three-month periods ended June 30, 2003 and 2002, we did not have significant advertising costs.

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

EARNINGS PER SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). Basic earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded since the effect would be anti-dilutive.

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

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate our long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. During the year ended December 31, 2002, the Company recognized a $1,914,342 loss on the write-down of inventory.

RESEARCH AND SOFTWARE DEVELOPMENT COSTS

In 2002, we entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory to develop technology for our planned bio-terrorism detection equipment. These costs are charged to expense as incurred. Research and development expense was $169,000 during the six months ended June 30, 2003 and 2002.

INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At June 30, 2003, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

RECLASSIFICATION

Certain amounts reported in our financial statements for the six months ended June 30, 2002, have been reclassified to conform to the current year presentation.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

The following discussion does not include the discontinued operations of Dasibi, which are discussed later in this section.

REVENUES. Revenues were $-0- for the three months ended June 30, 2003 and 2002. Revenues were $-0- for the six months ended June 30, 2003 compared to $30,000 for the six months ended June 30, 2002. This decrease during the six-month period was due to no sales during the six months ended June 30, 2003, as compared to the sale of one Model 7001 during the six months ended June 30, 2002.

COST OF SALES. Cost of sales were $-0- for the three months ended June 30, 2003 and 2002. Cost of sales was $-0-during the six months ended June 30, 2003 compared to $8,600 or 29% of sales for the six months ended June 30, 2002.

GROSS MARGIN. Gross margin was 71% of net revenues for the six months ended June 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $415,492, or 253%, to $579,472 for the three months ended June 30, 2003, from $163,980 for the three months ended June 30, 2002 and increased $300,911 or 80% to $679,386 for the six months ended June 30, 2003 from $378,475 in the six months ended June 30, 2002. The increase in selling, general and administrative expense primarily is a result of increased marketing expenses and consulting fees. Selling, general and administrative costs consisted primarily of accounting fees, legal fees, bio-detection product consulting and marketing expenses.

(LOSS) FROM CONTINUING OPERATIONS. Operating loss decreased $1,314,765, or 61%, to ($830,467) for the three months ended June 30, 2003, as compared to ($2,145,232) for the three months ended June 30, 2002. Operating loss decreased $1,499,986, or 60%, to ($1,010,116) for the six months ended June 30, 2003, as compared to ($2,510,102) for the six months ended June 30, 2002. The decrease is primarily due to a loss on write-down of inventory recorded during 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) our operating activities during the six months ended June 30, 2003, was ($887,241), and during the six months ended June 30, 2002, was ($245,280). Net cash provided by (used in) our investing activities was $-0- during the six months ended June 30, 2003 and 2002. Net cash provided by financing activities during the six months ended June 30, 2003, was $906,352, and during the six months ended June 30, 2002 was $102,526.

Our total cash and cash equivalent balance at June 30, 2003, was $28,429, as compared to June 30, 2002, which was $-0-. Because of our limited cash balances, we may not be able to continue operations at our current levels. Our cash flow is dependent on development of products in a cost efficient manner that are commercially accepted on a timely basis, acceptance of our technology, the signing of contracts, collections, all of which are difficult to predict with accuracy.

Historically, we have financed operations through private debt and the issuance of common stock. Since our financial position has deteriorated, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive.

During the six months ended June 30, 2003, and through the date of this report, we have debt financing under various terms, as follows:

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

     J. During April 2003, we borrowed $75,000, due the earlier of May 10, 2003, or upon us raising additional funds in excess of $75,000. The loan bears interest at 18% per year and has been extended by mutual consent. As additional consideration, we paid the lender a closing fee of $5,000 and issued 75,000 shares of our common stock to the lender, valued at $16,500 the fair market value of the stock on the date of funding of the bridge note. We paid a $7,500 loan fee to a company owned by our President and Chief Executive Officer. The terms of the note specify that this note must be paid before any other creditor.

     K. During April 2003, we borrowed $20,000 from a related party entity, controlled by our Chairman and CEO. The note was due the earlier of July 10, 2003, or upon us raising additional funds of more than $100,000 and bears interest at 5% per year. The loan has been verbally extended by mutual consent.

     L. During June 2003, we borrowed $50,000 from a related party entity, in which a company controlled by our Chairman and CEO has an equity interest. The note was due the earlier of July 10, 2003 or upon us raising additional funds of more than $100,000. As of June 30, 2003, $25,000 had been repaid and the remaining balance on the note was $25,000. The note was verbally extended by mutual consent and bears interest at 10% per year.

Our working capital deficit at June 30, 2003, was $2,528,389. We require immediate financing to repay our indebtedness and continue operations. We require at least $1.5 million in the next six to twelve months to complete the re-engineering of our existing product, continue development of future products and continue to execute our business plan, which includes increasing our presence in the bio-terrorism detection and medical diagnostic equipment markets. We actively continue to pursue additional equity or debt financings but at the date hereof, do not have any funding commitments. Currently, our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2003, we sold 5,244,659 shares of our common stock for $839,947, $50,000 of which had been received prior to December 31, 2002, and had been recorded as a liability. We paid a $43,347 placement fee to a company controlled by our President and CEO.

During June 2003, we entered into a consulting agreement with a company controlled by our President and Chief Executive Officer. Pursuant to the terms of the agreement, we will pay that company $25,000 per month for investment banking and strategic advisory services and will pay a 10% placement fee for all debt and equity financing.

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2003.

We have not been profitable in the past years and had an accumulated deficit of approximately $17.2 million as of June 30, 2003. During the six months ended June 30, 2003, we incurred a net loss of approximately $1.0 million. Achieving profitability depends upon numerous factors, including out ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2003.

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

WE HAVE ISSUED DEBENTURES CONVERTIBLE AT A PRICE DISCOUNT TO MARKET AND CONVERSION OF THESE SECURITIES MAY DEPRESS THE MARKET VALUE OF OUR SHARES.

As of June 30, 2003, we have outstanding an aggregate of $770,000 in convertible debentures which are convertible into our common stock at 70-80% of the market price on the date of conversion. It may be difficult to raise financing and the market price of our common stock may decline because of the indeterminable overhang that is created by the discount to market conversion feature of these debentures. If the holders of these debentures convert their debentures at the discounted price of 20-30% below the market price the existing shareholders will suffer substantial dilution and our stock price may substantially decline.
 The following table illustrates the range in number of shares that may be issued upon conversion of our debentures that do not contain minimum conversion prices based on various historical trading prices of our common stock as set forth in the table:


                            ASSUMED CONVERSION PRICE


                                     $.10              $.15            $.20
                                     ----              ----            ----
NO. OF SHARES ISSUABLE UPON
CONVERSION                          7,770,000       5,133,333       3,850,000

PERCENT OF OUTSTANDING
COMMON STOCK PRIOR TO ISSUANCE       44.2%            29.5%           22.1%

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

OUR OUTSTANDING OPTIONS AND WARRANTS, AND CONVERTIBLE DEBENTURES MAY DILUTE OUR SHAREHOLDERS' INTERESTS.

As of June 30, 2003, we have granted options and warrants to purchase a total of 4,309,560 shares of common stock that have not been exercised and an aggregate of $770,000 outstanding debentures that are convertible based upon a conversion price of 70-80% of the market price on the date of conversion. To the extent these outstanding options and warrants are exercised or the convertible debentures are converted, our shareholders' interests will be diluted.

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

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CHANGES IN INTERNAL CONTROL. In accordance with SEC requirements, our chief executive officer and chief financial officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the filing date of our Quarterly Report on Form 10-QSB, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

99.1 Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 19, 2003.

99.2 Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 19, 2003.

(b)  Reports on Form 8 K

None.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      POLLUTION RESEARCH AND CONTROL CORP.




DATE AUGUST 19, 2003            /s/  JACQUES TIZABI
                               -------------------------------------------
                               BY:   JACQUES TIZABI
                               ITS:  PRESIDENT, CHIEF EXECUTIVE OFFICER
                                     AND CHAIRMAN OF THE BOARD