Form 10QSB
period 2003-09-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2003-11-19
CIK 763950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                 [_] Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

           For the transition period from __________ to _____________.

                         COMMISSION FILE NUMBER 0-14266

                         UNIVERSAL DETECTION TECHNOLOGY
                  (F/K/A POLLUTION RESEARCH AND CONTROL CORP.)


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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 29,315,428 shares issued and outstanding as of November 12, 2003.

Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)


                                      INDEX

                                                                            PAGE

PART I  FINANCIAL INFORMATION...............................................3

Item 1. Financial Statements................................................3

        Consolidated Balance Sheet as of September 30, 2003 (unaudited).....3

        Consolidated Statements of Operations for the
          three months ended September 30, 2003 and 2002 (unaudited)........4

        Consolidated Statements of Operations for the
           nine months ended September 30, 2003 and 2002 (unaudited)........5

        Consolidated Statement of Changes in Stockholders' (Deficit)
           Equity for the nine months ended September 30, 2003 (unaudited)..6

        Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2003 and 2002 (unaudited)........7

        Notes to Consolidated Financial Statements (unaudited)..............8

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................12

Item 3. Controls and Procedures............................................22

PART II OTHER INFORMATION..................................................23

Item 1. Legal Proceedings..................................................23

Item 3. Defaults Upon Senior Securities....................................23

Item 4. Submission of Matters to a Vote of Security Holders................23

Item 6. Exhibits and Reports on Form 8-K...................................24

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $      41,345
   Bridge note, related party                                                  20,000
   Inventories                                                                 20,000
   Prepaid expenses                                                         1,041,357
                                                                          --------------
      TOTAL CURRENT ASSETS                                              $   1,122,702
                                                                          ==============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:

   Accounts payable, trade                                              $     162,390
   Accrued liabilities                                                        749,197
   Notes payable and convertible debt                                       1,787,526
   Accrued interest expense                                                   451,821
                                                                          --------------

      TOTAL CURRENT LIABILITIES                                             3,150,934
                                                                          --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY:

   Preferred stock, no par value, 20,000,000 shares
     authorized, -0- issued and outstanding                                       ---
   Common stock, no par value, 480,000,000 shares
     authorized , 26,864,365 issued and outstanding                        13,917,317
   Additional paid-in-capital                                               2,926,186
   Accumulated (deficit)                                                  (18,871,735)
                                                                          --------------

      Total stockholders' (deficit) equity                                 (2,028,232)
                                                                          --------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   1,122,702
                                                                          ==============


          See accompanying notes to consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       FOR THE
                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                           ---------------    --------------
                                                                2003              2002
                                                           ---------------    --------------
REVENUES:                                                  $       ---        $       ---

COST OF GOODS SOLD                                                 ---                ---
                                                           ---------------    --------------
GROSS PROFIT                                                       ---                ---
                                                           ---------------    --------------
OPERATING EXPENSES:
     Selling, general and administrative                     1,584,022            162,852
     Research and development                                   30,000                ---
                                                           ---------------    --------------

     Total expenses                                          1,614,022            162,852
                                                           ---------------    --------------

(LOSS) FROM OPERATIONS                                      (1,614,022)          (162,852)

OTHER EXPENSE:
     Interest expense                                          (55,676)           (62,882)
     Amortization of loan fees                                 (41,500)               ---
                                                           ---------------    --------------
              Net other income (expense)                       (97,176)           (62,882)
                                                           ---------------    --------------

  NET (LOSS)                                              $ (1,711,198)       $  (225,734)
                                                           ===============    ==============

NET (LOSS) PER SHARE - BASIC AND DILUTED:                 $      (0.08)       $     (0.03)
                                                           ===============    ==============

Weighted average number of shares outstanding               21,058,963          8,603,046
                                                           ===============    ==============



          See accompanying notes to consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       FOR THE
                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------- -- --------------
                                                                 2003              2002
                                                           ---------------    --------------
REVENUES:                                                  $       ---        $    30,000

COST OF GOODS SOLD                                                 ---              8,600
                                                           ---------------    --------------

GROSS PROFIT                                                       ---             21,400
                                                           ---------------    --------------
OPERATING EXPENSES:
     Selling, general and administrative                     2,263,408            541,327
     Research and development                                  199,000                ---
     Loss on write-down of inventory                               ---          1,914,342
                                                           ---------------    --------------

     Total expenses                                          2,462,408          2,455,669
                                                           ---------------    --------------

(LOSS) FROM OPERATIONS                                      (2,462,408)        (2,434,269)

OTHER EXPENSE:
     Interest income                                                48                ---
     Interest expense                                         (158,303)          (188,567)
     Interest expense, related party                              (651)               ---
     Beneficial conversion feature of convertible debt             ---           (113,000)
     Amortization of loan fees                                (100,000)               ---
                                                           ---------------    --------------
              Net other income (expense)                      (258,906)          (301,567)
                                                           ---------------    --------------

(LOSS) FROM CONTINUING OPERATIONS                           (2,721,314)        (2,735,836)
                                                           ---------------    --------------

DISCONTINUED OPERATIONS:
     (Loss) from operations of discontinued                        ---           (149,745)
       subsidiaries
     Gain on disposal of subsidiary                                ---          1,490,553
                                                           ---------------    --------------
       Total income from discontinued operations                   ---          1,340,808
                                                           ---------------    --------------

  NET LOSS                                                $ (2,721,314)       $(1,395,028)
                                                           ===============    ==============
  NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
     Continuing operations                                $      (0.17)       $     (0.37)
     Discontinued operations:
          Loss from operations                                     ---              (0.02)
          Gain on disposal                                         ---                .20
                                                           ---------------    --------------

                                                          $      (0.17)       $     (0.19)
                                                           ===============    ==============

Weighted average number of shares outstanding               16,445,533          7,374,633
                                                           ===============    ==============


          See accompanying notes to consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                                          Total
                                         Common Stock             Additional        Accumulated       Stockholders'
                                                                                                        (Deficit)
                                     Shares        Amount       Paid-in-Capital       Deficit             Equity
                                   -----------   -----------    ---------------    ---------------    ---------------
Balance, December 31, 2002         10,873,392  $ 10,813,330     $    2,870,167     $ (16,150,421)     $  (2,466,924)

Common stock issued for services    3,057,000     1,121,280                ---               ---          1,121,280

Common stock issued for loan fees     175,000        45,000                ---               ---             45,000

Conversion of convertible debt
     and accrued interest             587,122        78,500                ---               ---             78,500

Stock issued in private
     placements net of offering
     costs of $277,714             11,611,663     1,797,189                ---               ---          1,797,189

Fair market value of repriced
     warrants                             ---           ---             56,019               ---             56,019

Exercise of warrants                  560,188        62,018                ---               ---             62,018

Net loss for the period                   ---           ---                ---         (2,721,314)       (2,721,314)
                                   -----------   -----------    ---------------    ---------------    ---------------

Balance, September 30, 2003        26,864,365  $ 13,917,317     $    2,926,186        (18,871,735)       (2,028,232)
                                   ===========   ===========    ===============    ===============    ===============

          See accompanying notes to consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            FOR THE
                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                      2003             2002
                                                               ---------------  ---------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss from continuing operations                            $ (2,721,314)    $ (2,735,836)
Adjustments to reconcile net loss to net cash (used in)
   operations:
   Beneficial conversion feature of convertible debt                    ---          113,000
   Stock issued for services                                      1,121,280           43,250
   Stock issued for loan fees                                        45,000              ---
   Fair market value of repriced warrants                            56,019              ---
   Changes in operating assets and liabilities:
          Accounts receivable                                        30,000          (30,000)
          Inventories                                                   ---        1,914,342
          Prepaid expenses                                         (995,419)             ---
          Accounts payable and accrued expenses                     522,254          390,398
                                                               ---------------  ---------------

                    Net cash (used in) operating activities      (1,942,180)        (304,846)
                                                               ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

                    Net cash used in investing activities               ---              ---
                                                               ---------------  ---------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                          2,074,903         150,0000
  Payment of offering costs                                        (277,714)          (5,000)
  Proceeds from exercise of warrants                                 62,018              ---
  Proceeds on notes payable                                         230,000           57,526
  Bridge note to related party                                      (20,000)             ---
  Payments on notes payable                                         (95,000)             ---
                                                               ---------------  ---------------

                  Net cash provided by financing activities       1,974,207          202,526
                                                               ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 32,027         (102,320)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        9,318          142,754
                                                               ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $     41,345     $     40,434
                                                               ===============  ===============


          See accompanying notes to consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

1.   BASIS OF PRESENTATION

On August 8, 2003, the stockholders approved the change of the name of Pollution Research and Control Corp. to Universal Detection Technology.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Universal Detection Technology, formerly Pollution Research and Control Corp., included in our Form 10-KSB for the fiscal year ended December 31, 2002.

2.   STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2003, the Company sold 11,611,663 shares of common stock for $2,074,903, $50,000 of which had been received prior to December 31, 2002, and had been recorded as a liability. The Company paid $97,202 in placement fees to another company in which its President and CEO has an equity interest. The Company also paid a $180,512 placement fee to an unrelated company. Certain investors received warrants to purchase 214,300 shares of common stock at prices ranging from $0.27 to $0.65 per share. In addition, the Company issued 3,057,000 shares of its common stock for services and 175,000 shares of its common stock for loan fees, valued at $1,121,280 and $45,000, respectively, the fair market value of the common stock on the dates issuable. Of the shares issued for services, 3,000,000 shares valued at $1,110,000 were issued during the three months ended September 30, 2003.

On August 8, 2003, the stockholders approved an increase in the number of shares of common stock authorized to 480,000,000 from 30,000,000.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003
                                   (CONTINUED)


2.   STOCKHOLDERS' EQUITY (CONTINUED)

Effective August 18, 2003, the board of directors of the Company granted an option to the President and CEO to purchase 6,800,000 shares of the Company's common stock at $0.33 per share, the closing price on the date of the grant. The option expires in ten years. The fair value of the option is estimated at $1,995,000 based on the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 4.49%, volatility was estimated at 93.5% and the expected life was ten years.

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

During the three months ended June 30, 2003, the Company agreed to reprice warrants to purchase 260,188 shares of common stock issued as incentive to exercise warrants from $4.00 per share to $0.10 per share. The repriced warrants were valued at $26,018, the fair market value using the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 1.12%, volatility was estimated at 91% and the expected life was one day. The value of the repriced warrants was expensed as stock based compensation. The warrants to purchase 260,188 shares of common stock were exercised for proceeds of $26,018.

During August 2003, the Company entered into two agreements for strategic business planning, financial advisory, investor relations and public relations services. As compensation, the Company issued a total of 3,000,000 shares of its common stock to the consultants, valued at $1,110,000, the fair market value of the stock on the effective date of the agreements, which amount is being amortized over the one-year term of the agreements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003
                                   (CONTINUED)

3.   CONVERTIBLE DEBT

During the six months ended June 30, 2003, certain convertible debt holders converted debt of $35,000 into 258,997 shares of the Company's common stock. In addition, certain convertible debt holders converted $43,500 of accrued interest on the convertible debt to 328,125 shares of the Company's common stock.

4.   BRIDGE NOTES

During April 2003, the Company borrowed $20,000 from a related party entity, controlled by its Chairman and CEO. The note was due the earlier of July 10, 2003, or upon the Company raising additional funds of more than $100,000 and bears interest at 5% per year. The note was repaid in September 2003.

During April 2003, the Company borrowed $75,000, due the earlier of May 10, 2003, or upon the Company raising additional funds in excess of $75,000. The loan bears interest at 18% per year and has been extended by mutual consent. As additional consideration, the Company paid the lender a closing fee of $5,000 and issued 75,000 shares of the Company's common stock to the lender, valued at $16,500, the fair market value of the common stock on the date of funding of the bridge note. The Company paid a $7,500 loan fee to another company in which its President and CEO has an equity interest. The terms of the note specify that this note must be paid before any other creditor.

During June 2003, the Company borrowed $50,000 from a related party entity in which a company controlled by our President and CEO has an equity interest. The note was due the earlier of July 10, 2003, or upon the Company raising additional funds of more than $100,000. As of September 30, 2003, the note had been repaid.

During July 2003, the Company borrowed from a company in which its President and CEO has an equity interest, $25,000 under two separate agreements. The Company paid loan fees of $2,500 and repaid the loans in July 2003.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003
                                   (CONTINUED)

4.   BRIDGE NOTES (CONTINUED)

During July 2003, the Company borrowed $60,000 under two separate agreements with the same entity, each due the earlier of August 10, 2003 or upon the Company raising additional funds in excess of $75,000. The loan bears interest at 18% per year and has been extended by mutual consent. As additional consideration, the Company paid the lender a closing fee of $2,000 and issued 100,000 shares of our common stock to the lender, valued at $28,500, the fair market value of the stock on the dates of funding of the bridge notes. The Company paid a $6,000 loan fee to a company in which our President and CEO has an equity interest. The terms of the note specify that this note must be paid before any other creditor.

5.   RELATED PARTY TRANSACTIONS

Effective June 1, 2003, the Company entered into an agreement with a company in which its President and CEO has an equity interest. The agreement requires the Company to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised by the Company. The Company paid the related party a total of $211,702 under the agreement during the nine months ended September 30, 2003.

In September 2003, the Company loaned $20,000 to a related party entity in which a company controlled by our President and CEO has an equity interest. The bridge note is due upon the sooner of October 15, 2003, or upon the Company raising additional funds of more than $50,000, and bears interest at the rate of 6%. The note has been extended by mutual consent and must be repaid from financing before any other creditor.

6.   SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the Company issued 2,860,276 shares of common stock for net proceeds of $304,904 less a $30,490 placement fee paid to a related party entity in which the Company's President and CEO has an equity interest.

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

The forward-looking information set forth in this quarterly report on Form 10-QSB is as of November 18, 2003, and we undertake no duty to update this information. If events occur subsequent to November 18, 2003, that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-QSB or a current report on Form 8-K. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

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

In August 2002, we entered into a technology affiliates agreement with Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bio-terrorism detection equipment, which we will refer to as the "Technology Agreement" throughout this report. The Technology Agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into our existing aerosol monitoring system. We anticipate to complete this project during the first quarter of 2004. The cost of the project to us was $249,000.

On September 30, 2003, we entered into a licensing agreement with the California Institute of Technology, who we refer to throughout this report as Caltech, whereby we obtained an exclusive, royalty-bearing license to make, have made, import, use, sell and offer for sale specified licensed products developed under the terms of the agreement as well as a nonexclusive, royalty-bearing license to make, import, use, sell, offer for sale, reproduce, distribute, display, perform, create derivative works of, and otherwise exploit the technology developed under the terms of the agreement. The specified licensed products include any product or device used to detect pathogens, spores, and biological warfare agents developed under the terms of the agreement. Caltech reserves the right to make, have made, import, use, sell, and offer for sale the licensed products for noncommercial educational and research purposes, but not for commercial purposes. Under this licensing agreement, we also have a right to sublicense to third parties, but the sublicensees do not have a right to grant further sublicenses.

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


                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of Universal Detection Technology (f/k/a Pollution Research and Control Corp.) and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue is recognized upon shipment of products. Title of goods is transferred when the products are shipped from our facility. Income not earned is recorded as deferred revenue.

INVENTORIES

Inventories are stated at the lower of cost (first-in first-out) basis or market.

ADVERTISING EXPENSES

We expense advertising costs as incurred. During the nine-month periods ended September 30, 2003 and 2002, we did not have significant advertising costs.

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

RESEARCH AND SOFTWARE DEVELOPMENT COSTS

In 2002, we entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory to develop technology for our planned bio-terrorism detection equipment. These costs are charged to expense as incurred. Research and development expense was $199,000 and $-0- during the nine months ended September 30, 2003 and 2002, respectively.

INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At September 30, 2003, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

RECLASSIFICATION

Certain amounts reported in our financial statements for the nine months ended September 30, 2002, have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This instrument amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The adoption of this standard did not have a material impact on the Company's financial statements.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS No. 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We have reviewed SFAS 146 and our adoption did not have a material effect on our consolidated financial statements.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

The following discussion does not include the discontinued operations of Dasibi, which are discussed later in this section.

REVENUES. Revenues were $-0- for the three months ended September 30, 2003 and 2002. Revenues were $-0- for the nine months ended September 30, 2003 compared to $30,000 for the nine months ended September 30, 2002. This decrease during the nine-month period was due to no sales during the nine months ended September 30, 2003, as compared to the sale of one Model 7001 during the nine months ended September 30, 2002.

COST OF SALES. Cost of sales were $-0- for the three months ended September 30, 2003 and 2002. Cost of sales was $-0-during the nine months ended September 30, 2003 compared to $8,600 or 29% of sales for the nine months ended September 30, 2002.

GROSS MARGIN. Gross margin was 71% of net revenues for the nine months ended September 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,421,170, or 873%, to $1,584,022 for the three months ended September 30, 2003, from $162,852 for the three months ended September 30, 2002 and increased $1,722,081 or 318% to $2,263,408 for the nine months ended September 30, 2003 from $541,327 in the nine months ended September 30, 2002. The increase in selling, general and administrative expense primarily is a result of increased marketing expenses and consulting fees. Selling, general and administrative costs consisted primarily of accounting fees, legal fees, bio-detection product consulting and marketing expenses.

(LOSS) FROM CONTINUING OPERATIONS. Operating loss increased $1,451,170, or 891%, to ($1,614,022) for the three months ended September 30, 2003, as compared to ($162,852) for the three months ended September 30, 2002. Operating loss increased $28,139, or 1.2%, to ($2,462,408) for the nine months ended September 30, 2003, as compared to ($2,434,269) for the nine months ended September 30, 2002. The increase is primarily due to increased marketing expenses and consulting fees compared to a loss on write-down of inventory recorded during 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) our operating activities during the nine months ended September 30, 2003, was ($1,942,180), and during the nine months ended September 30, 2002, was ($304,846). Net cash provided by (used in) our investing activities was $-0- during the nine months ended September 30, 2003 and 2002. Net cash provided by financing activities during the nine months ended September 30, 2003, was $1,974,207, and during the nine months ended September 30, 2002 was $202,526.

Our total cash and cash equivalent balance at September 30, 2003, was $41,345, as compared to September 30, 2002, which was $40,434. Because of our limited cash balances, we may not be able to continue operations at our current levels. Our cash flow is dependent on development of products in a cost efficient manner that are commercially accepted on a timely basis, acceptance of our technology, the signing of contracts, collections, all of which are difficult to predict with accuracy.

Historically, we have financed operations through private debt and the issuance of common stock. Since our financial position has deteriorated, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive.

During the nine months ended September 30, 2003, and through the date of this report, we have debt financing under various terms, as follows:

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

I. Demand note for $250,000 with Ex-Im Bank authorized at Wall Street Journal Prime +3% per annum, maturing on an extended due date of June 30, 2002, and currently in default.

J. During April 2003, we borrowed $75,000, due the earlier of May 10, 2003, or upon us raising additional funds in excess of $75,000. The loan bears interest at 18% per year and has been extended by mutual consent. As additional consideration, we paid the lender a closing fee of $5,000 and issued 75,000 shares of our common stock to the lender, valued at $16,500 the fair market value of the stock on the date of funding of the bridge note. We paid a $7,500 loan fee to a company in which our President and Chief Executive Officer has an equity interest. The terms of the note specify that this note must be paid before any other creditor.

K. During April 2003, we borrowed $20,000 from a related party entity, controlled by our Chairman and CEO. The note was due the earlier of July 10, 2003, or upon us raising additional funds of more than $100,000 and bears interest at 5% per year. We repaid the loan in September 2003 and has an outstanding balance of $-0-.

L. During June 2003, we borrowed $50,000 from a related party entity, in which a company controlled by our Chairman and CEO has an equity interest. The note was due the earlier of July 10, 2003 or upon us raising additional funds of more than $100,000. As of September 30, 2003, the note had been repaid and the outstanding balance was $-0-.

M. During July 2003, we borrowed $25,000 from a company in which our President and CEO has an equity interest, under two separate agreements. We paid loan fees of $2,500 to the same related party and repaid the loans approximately one week later.

N. During July 2003, we borrowed $60,000 under two separate agreements with the same entity, each due the earlier of August 10, 2003, or upon us raising additional funds in excess of $75,000. The loan bears interest at 18% per year and has been extended by mutual consent. As additional consideration, we paid the lender a closing fee of $2,000 and issued 100,000 shares of our common stock to the lender, valued at $28,500 the fair market value of the stock on the dates of funding of the bridge notes. We paid a $6,000 loan fee to a company in which our President and Chief Executive Officer has an equity interest. The terms of the note specify that this note must be paid before any other creditor.

Our working capital deficit at September 30, 2003, was $2,028,232. We require immediate financing to repay our indebtedness and continue operations. We require at least $1.5 million in the next six to twelve months to complete the re-engineering of our existing product, continue development of future products and continue to execute our business plan, which includes increasing our presence in the bio-terrorism detection and medical diagnostic equipment markets. We actively continue to pursue additional equity or debt financings but at the date hereof, do not have any funding commitments. Currently, our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2003, we sold 11,611,663 shares of our common stock for $2,074,903, $50,000 of which had been received prior to December 31, 2002, and had been recorded as a liability, less offering costs of $277,714, including a $97,202 placement fee to a company in which our President and CEO has an equity interest.

During June 2003, we entered into a consulting agreement with a company in which our President and Chief Executive Officer has an equity interest. Pursuant to the terms of the agreement, we pay that company $25,000 per month for investment banking and strategic advisory services and pay a 10% placement fee for all debt and equity financing.

Effective August 18, 2003, our board of directors granted an option to our President and CEO to purchase 6,800,000 shares of our common stock at $0.33 per share, the closing price on the date of the grant. The option expires in ten years. The fair value of the option is estimated at $1,995,000 based on the Modified Black-Scholes European pricing model

CAUTIONARY STATEMENTS AND RISK FACTORS

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

At December 31, 2002, our independent auditors' report, dated March 11, 2003, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2002, and the sale of our operating subsidiary. We have experienced operating losses since the date of the auditors' report and in prior years. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, we are in default on certain debt obligations equaling approximately $697,273 as of September 30, 2003. These defaults currently restrict our ability to file registration statements in connection with capital raising transactions on Form S-3, which may make it more difficult for us to raise additional capital. We have limited cash on hand and short-term investments and we do not expect to generate material cash from operations. We have attempted to raise additional capital through debt or equity financing and to date have had limited success. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2003.

We have not been profitable in the past years and had an accumulated deficit of approximately $18.9 million as of September 30, 2003. During the nine months ended September 30, 2003, we incurred a net loss of approximately $2.7 million. Achieving profitability depends upon numerous factors, including out ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2003.

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

WE HAVE ISSUED DEBENTURES CONVERTIBLE AT A PRICE DISCOUNT TO MARKET AND CONVERSION OF THESE SECURITIES MAY DEPRESS THE MARKET VALUE OF OUR SHARES.

As of September 30, 2003, we have outstanding an aggregate of $770,000 in convertible debentures which are convertible into our common stock at 70-80% of the market price on the date of conversion. It may be difficult to raise financing and the market price of our common stock may decline because of the indeterminable overhang that is created by the discount to market conversion feature of these debentures. If the holders of these debentures convert their debentures at the discounted price of 20-30% below the market price the existing shareholders will suffer substantial dilution and our stock price may substantially decline.

The following table illustrates the range in number of shares that may be issued upon conversion of our debentures that do not contain minimum conversion prices based on various historical trading prices of our common stock as set forth in the table:

                            ASSUMED CONVERSION PRICE


                                     $.10              $.15            $.20
                                     ----              ----            ----
NO. OF SHARES ISSUABLE UPON
CONVERSION                          7,770,000       5,133,333       3,850,000

PERCENT OF OUTSTANDING
COMMON STOCK PRIOR TO ISSUANCE      28.9%             19.1%           14.3%

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

OUR OUTSTANDING OPTIONS AND WARRANTS, AND CONVERTIBLE DEBENTURES MAY DILUTE OUR SHAREHOLDERS' INTERESTS.

As of September 30, 2003, we have granted options and warrants to purchase a total of 11,109,560 shares of common stock that have not been exercised and an aggregate of $770,000 outstanding debentures that are convertible based upon a conversion price of 70-80% of the market price on the date of conversion. To the extent these outstanding options and warrants are exercised or the convertible debentures are converted, our shareholders' interests will be diluted.

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

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our executive officer and financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

Our management, including the chief executive officer and our chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We obtained three one-year loans from unaffiliated individuals evidenced by promissory notes with an aggregate face amount of $300,000, maturing June 1, 2001, with interest at the rates of 11% and 12% per annum. These loans were initially made in 1999 and restructured in 2000. These notes were due in June 2001 and are currently in default. The aggregate amount due under these loans as of September 30, 2003, is $413,523, consisting of $300,000 of principal and $113,523 of interest.

We executed a demand note for $250,000 with Ex-Im Bank accruing interest at Wall Street Journal Prime +3% per annum, which matured on an extended due date of June 30, 2002, and currently is in default. The aggregate amount due under this note as of September 30, 2003, is $283,750, consisting of $250,000 of principal and $33,750 of interest..

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 8, 2003, we held our annual meeting of the shareholders. At this meeting, our shareholders were asked to vote on four matters:

     o    the election of three directors;

     o an amendment to our Articles of Incorporation to change our name to Universal Detection Technology;

     o an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock; and

     o    the approval of our 2003 Stock Incentive Plan.

Of the total outstanding shares, 8,686,490 or 54.26%, were voted.

The first item presented for a vote before our shareholders was the re-election of our three directors. Set forth below is information with respect to the nominees elected as directors at the annual meeting and the votes cast for, against and/or withheld with respect to each such nominee. There were no broker non-votes in connection with this proposal.

 Individual                          For           Against         Withheld
 ------------------------------ --------------- --------------- --------------
 Jacques Tizabi                   8,623,355          781             62,354
 Michael Collins                  8,621,855         2,281            62,354
 Matin Emouna                     8,621,355         2,781            62,354


The second item presented for a vote before the shareholders was an amendment to our Articles of Incorporation to change our company name from Pollution Research and Control Corp. to Universal Detection Technology. Of the votes received, 8,640,969 were in favor of the proposal, 14,731 were against, 31,063 were withheld, and three was 0 broker non-votes.

The third item presented for a vote before the shareholders was an amendment to our Articles of Incorporation to increase the aggregate number of shares of common stock authorized for issuance form 30,000,000 shares to 48,000,0000 shares. Of the votes received, 8,560,414 were in favor of the proposal, 123,771 were against, 2,305 were withheld, and there was 0 broker non-votes.

The fourth item presented for a vote before the shareholders was the approval of our 2003 Stock Incentive Plan. Of the votes received, 8,546,635 were in favor of the proposal, 124,674 were against, 15,181 were withheld, and there was 0 broker non-votes.

There were no other matters submitted for a vote of our shareholders during the period covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     10.4 Licensing Agreement by and between Universal Detection Technology and California Institute of Technology, dated September 30, 2003.

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 14, 2003.

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 14, 2003.

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 14, 2003.

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 14, 2003

(b)  Reports on Form 8 K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         UNIVERSAL DETECTION TECHNOLOGY
                  (F/K/A POLLUTION RESEARCH AND CONTROL CORP.)



DATE NOVEMBER 18, 2003          /s/  JACQUES TIZABI
                               -------------------------------------------
                               BY:   JACQUES TIZABI
                               ITS:  PRESIDENT, CHIEF EXECUTIVE OFFICER
                                     AND CHAIRMAN OF THE BOARD