Form 10KSB
period 2003-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2004-03-31
CIK 763950

UNITED STATES
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-KSB
                                 ---------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                         COMMISSION FILE NUMBER 0-14266


                         UNIVERSAL DETECTION TECHNOLOGY
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          CALIFORNIA                                     95-2746949
STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

         9595 WILSHIRE BLVD., SUITE 700, BEVERLY HILLS, CALIFORNIA 90212
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (310) 248-3655
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

                SECURITIES REGISTERED UNDER SECTION 12(G) OF THE
                    EXCHANGE ACT: COMMON STOCK, NO PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $0.

     Based on the closing sale price on the OTC Bulletin Board on March 25, 2004, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $31,599,465. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant's outstanding common stock. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

     The number of shares outstanding of the registrant's common stock as of March 25, 2004, was 39,501,132.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         UNIVERSAL DETECTION TECHNOLOGY
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                                          PAGE
PART I.......................................................................................1
        Item 1.       Description of Business................................................1
                             General.........................................................1
        Item 2.       Description of Property................................................8
        Item 3.       Legal Proceedings......................................................8
        Item 4.       Submission of Matters to a Vote of Security Holders....................9
PART II......................................................................................9
        Item 5.       Market for Common Equity and Related Stockholder Matters...............9
                             Recent Sales of Unregistered Securities........................10
        Item 6.       Management's Discussion and Analysis or Plan of Operation.............10
                             Plan of Operation..............................................10
                             Summary of Significant Accounting Policies.....................11
                             New Accounting Pronouncements..................................13
                             Results of Operations..........................................15
                             Liquidity and Capital Resources................................15
                             Seasonality....................................................16
                             Cautionary Statements and Risk Factors.........................16
        Item 7.       Financial Statements..................................................21
        Item 8.       Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure..................................................21
        Item 8A.      Controls and Procedures...............................................21
PART III....................................................................................22
        Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act.....................22
                             Directors, Executive Officers and Key Employees................22
                             Business Experience............................................22
                             Section 16(a) Beneficial Ownership Reporting Compliance........23
        Item 10.      Executive Compensation................................................23
                             Executive Compensation.........................................23
                             Compensation of Directors......................................25
        Item 11.      Security Ownership of Certain Beneficial Owners and Management and
                      Related Stockholder Matters...........................................26
        Item 12.      Certain Relationships and Related Transactions........................27
        Item 13.      Exhibits and Reports on Form 8-K......................................27
                             (a)    Exhibits................................................27
                             (b)    Reports on Form 8-K.....................................27
        Item 14.      Principal Accountant Fees and Services................................28


                                     PART I

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB includes "forward-looking statements." These include, among others, the statements about our plans and strategies under the headings "Description of Business" and "Management's Discussion and Analysis or Plan of Operation." When used in this document and the documents incorporated herein by reference, the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those we express in the forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the development of products in a timely and cost effective manner; the commercial acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees or collaborative partners; competition from technologies developed by other companies; the ability to attract and retain employees; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis or Plan of Operation." Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve these plans, intentions, or expectations. Actual results may differ materially from the forward-looking statements made in this Annual Report.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     We primarily are engaged in the research and development of bio-terrorism detection devices. After engaging in initial research and development efforts, we determined to pursue a strategy to identify qualified strategic partners and collaborate to develop commercially viable bio-terrorism detection devices. Consistent with this strategy, in August 2002, we entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bio-terrorism detection equipment. JPL is a federally funded research and development center sponsored by NASA and also is an operating division of the California Institute of Technology, a private non-profit educational institution. The agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into our existing aerosol monitoring system, resulting in a product which we refer to as the Anthrax Smoke Detector. Our goal with JPL is to develop a product which provides continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality.

     To a lesser extent, we also may engage in research and development relating to our nitric oxide machine and applications in the medical diagnostics market. We previously have participated in developing an asthma diagnostic instrument with Logan Research of London

England, a research institute, for these applications, but the project was halted due to a lack of funding. From time to time, we engage in discussions with potential research partners to pursue further research and development efforts in this regard. Dr. Louis Ignarro, who became a member of our Scientific Advisory Board in December 2002, is one of the leading researchers on nitric oxide and its effects. To date, we have not entered into any collaborative relationships with research partners in connection with the development of the nitric oxide machine.

INDUSTRY BACKGROUND

     The attacks of September 11, 2001, and the subsequent spread of anthrax spores have created a new sense of urgency in the public health systems across the world, and especially in the United States. During the 2001 anthrax attacks in the United States, emergency response personnel, clinicians, laboratories, and public health officials were overwhelmed by requests for evaluation of suspicious powders and by calls from patients concerned about exposures to bio-terrorism agents. Systems designed to detect bio-terrorism agents in clinical and environmental samples have become essential components of responses to both hoaxes and actual bio-terrorism events. First responders and public health officials require sensitive and specific detection systems that can identify bio-terrorism agents early enough to take actions that limit the spread of disease.

     The United States government has responded to this urgent need for preparedness against bio-terrorism by establishing the Department of Homeland Security. The Department of Homeland Security is intended to unite much of the federal government's effort to secure the homeland, with the primary goal being an America that is stronger, safer, and more secure. The primary mission of the Department is to, among other things,

     o    prevent terrorist attacks within the United States,

     o    reduce the vulnerability of the United States to terrorism, and

     o minimize the damage, and assist in the recovery, from terrorist attacks that do occur within the United States.

For fiscal 2004, the Department has allocated $350 million in new funding for research, development, testing, and evaluation capabilities. According to the Department, these funds are targeted to promote innovative, high payoff capabilities through the Homeland Security Advanced Research Projects Agency, as well as focused efforts to rapidly evaluate and prototype near-term technologies available from the private sector. We may retain an outside consultant specialized in government grants, to screen the applicable grants for us. At this time, we have not received any portion of these grants, and cannot assure you that we will receive any portion in the future.

     The private sector also has responded to the need for preparedness against bio-terrorism. A number of companies have developed or are in the process of developing various methods to detect harmful pathogens in the air through genetic analysis, including DNA or RNA analysis. In recent years, significant advances in molecular biology have led to the development of increasingly efficient and sensitive techniques for detecting and measuring the presence of a particular genetic sequence in a biological sample. Genetic testing involves a number of highly technical procedures, including:

     o SAMPLE PREPARATION - procedures that must be performed to isolate the target cells and to separate and purify their nucleic acids;

     o AMPLIFICATION - a chemical process to make large quantities of DNA from the nucleic acids isolated from the sample; and

     o DETECTION - the method of determining the presence or absence of the target DNA or RNA, typically through the use of fluorescent dyes.

     Existing technologies for determining the genetic composition of a cell or organism generally face the following limitations:

     o REQUIRE HIGHLY SKILLED TECHNICIANS AND SPECIAL LABORATORIES. Currently available methods and systems for genetic analysis require highly skilled scientists and technicians in a controlled laboratory setting, including, in many cases, separate rooms to prevent contamination of one sample by another. Some progress has been made to automate this process.

     o LARGE AND INFLEXIBLE EQUIPMENT. Most currently available genetic analysis equipment is large and inflexible and requires a technically complex operating environment. New designs are attempting to address miniaturization of equipment.

     o TIMELINESS OF RESULT. Current sample preparation, amplification and detection technologies rely on processes that often require hours to complete, rendering results that may not be timely enough to be medically useful. Some new instruments are attempting to reduce analysis times.

     o SENSITIVITY CONSTRAINTS. Some existing technologies accept and process only very small sample volumes, forcing laboratory technicians to spend significant effort in concentrating larger samples in order to obtain the required level of sensitivity for detecting and measuring the presence of a genetic sequence.

     o LACK OF INTEGRATION. We believe that current amplification and detection systems do not fully automate and integrate sample preparation into their processes in a manner that can be useful in a non-laboratory setting in a cost effective fashion.

     o OPERATIONAL COST. The operating costs for existing technologies can be extremely high, making the implementation of the device cost-prohibitive.

     o FALSE POSITIVES. Most existing technologies are susceptible to false positive results, which can have significant social and economic consequences.

     Currently, the two most commonly used methods for genetic testing are microbial culture and Polymerase Chain Reaction, commonly referred to as PCR. With microbial culture, a sample from the environment is placed into a small laboratory dish containing a nutrient rich media. The microbial culture is allowed to grow for a specified period of time, usually between

24-48 hours. The sample is then examined and a determination is made as to whether an organism is present in the sample. Although highly accurate, the disadvantages of microbial cultures are the time required to determine the presence of an organism and the need for a laboratory and an expertise in culture preparation and analysis. PCR has been one of the most promising methods for an automated anthrax detection system. PCR amplifies DNA targets of choice, such as gene sequences encoded for the anthrax toxins to detectable levels. PCR is very sensitive and is able to detect very small amounts of DNA. But, the PCR process requires about three to eight hours to complete, plus an additional three hours for sample preparation time, which must usually be performed by a trained technician. Some developments have been made to automate the PCR process and reduce the analysis time.

     We believe that the principal desired characteristics of an anthrax detection system are sustained, online operation with minimal maintenance, minimal susceptibility to false alarms, and low operating costs. These attributes require that we address the limitations inherent in most current technologies.

OUR SOLUTION

     Our Anthrax Smoke Detector combines a bioaerosol capture device with a chemical test for bacterial spores that we believe will provide accurate results in a timely fashion. Our system is designed to function fully automated and at a low cost compared to existing technologies. We believe that the technology developed by JPL and incorporated into our Anthrax Smoke Detector will substantially reduce the occurrence of false positives that could arise due to natural fluctuations in bacterial spore concentrations.

     COMPANY PRODUCTS

     We are expending all of our research and development efforts towards the design and testing of the Anthrax Smoke Detector. This instrument consists of four components:

     o an air sampler for aerosol capture, which collects aerosolized particles on a meshed glass fiber tape,

     o    thermal lysis for releasing the dipicolinic acid from the spores,

     o    reagent delivery via syringe pump, and

     o a lifetime gated luminescence detection of the terbium-dipicolinate complex.

     The device is designed to continuously monitor the air and the measure concentration of airborne bacterial endospores every 15 minutes. Bacterial endospores are captured on the glass fiber tape. Next, thermal lysis "pops" the endospores, releasing a chemical from inside the endospore called dipicolinic acid, which is unique to bacterial endospores. Then, a syringe pump adds a drop of terbium containing solution to the tape on the location where the endospores were lysed. Finally, a lifetime gated photometer measures the resultant terbium dipicolinate luminescence intensity, which is proportional to the bacterial spore concentration in the tape. A large change in endospore concentration is a strong indication of an anthrax attack, because endospores are the means by which anthrax travels. The collection tape becomes a permanent record of the air environment and can be sorted and subsequently reanalyzed as desired.

     Pursuant to our development plan, if an increase in spore concentration is detected, an alarm will sound notifying both a building's internal security as well as local emergency services through the device's landline or wireless networking capability. The system is designed to ensure the maximum time it takes to detect, and generate an alarm in response to, a release of bacterial spores is approximately 15 minutes, which we believe will be adequate to substantially reduce the likelihood of widespread contamination. This response time also provides adequate time to begin antibiotic treatment prior to the onset of symptoms which can arise within two to three days if left untreated. The system is designed for constant and unattended monitoring of spaces such as public facilities and commercial buildings.

     The device is designed to prevent false alarms. Technologies that allow a high percentage of false positive results are problematic not only for the obvious reason relating to their level of accuracy, but also because of the cost and consequences resulting from a false alarm. On one occasion, a false anthrax alarm shut down 11 postal facilities in the Washington D.C. area. JPL's detection technology is designed to sound an alarm only when it detects a significant increase in spore count and discriminates against detecting aerosol components such as dust. Thus, we anticipate that false positives will be rare, because natural background fluctuation of airborne endospores are very low, whereas an anthrax attack would result in a concentration swing many orders of magnitude greater than background levels, and spores from other microorganisms, such as fungi and molds, are not detected.

     The Anthrax Smoke Detector is designed to function as a stand-alone product, or as a complement to an existing bio-terrorism detection device in places such as public buildings and stadiums. For example, we believe that the Anthrax Smoke Detector would function well as a front-end monitor to a PCR-based device. In the case of a positive reading, the PCR-based device would be employed to validate the Anthrax Smoke Detector reading to help further reduce the possibility of a false positive.

     We expect to complete an automated prototype of our device by in the summer of 2004, and to begin testing in the fall of 2004.

     GOVERNMENTAL APPROVAL

     We are not presently aware of any governmental agency approval required for the Anthrax Smoke Detector before we can sell the bio-terrorism detection devices in the United States. Completion of a nitric oxide instrument is dependent upon FDA approval. We have not applied for any regulatory approvals with respect to any of our products currently under development. We cannot assure you that the Anthrax Smoke Detector is not subject to or will not become subject to governmental approval. To the extent that any governmental approval is required in the future, we intend to obtain all required approvals consistent with applicable law. We cannot assure you that future governmental regulation will not adversely affect our ability to successfully commercialize a viable product.

     MARKETING AND SALES

     We primarily are focused on research and development of our bio-terrorism product. However, we are in the process of developing our sales and marketing plan which may include strategic partnership agreements, retention of an in-house staff or consultants, or a combination of the foregoing.

     MANUFACTURING

     Currently, we do not have any manufacturing or distribution capabilities. We are considering a variety of different manufacturing strategies which may include third party contractors or an in-house staff.

     RESEARCH AND DEVELOPMENT

     We spent $199,000 and $82,000 on research and development for the years ended December 31, 2003 and 2002, respectively. We currently intend to focus substantially all of our efforts and resources to the development, testing, and commercialization of our Anthrax Smoke Detector.

     EMPLOYEES

     As of March 30, 2004, we had one full-time employee. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

     SCIENTIFIC ADVISORY BOARD

     We have assembled a group of scientific advisors with demonstrated expertise in fields related to molecular, chemical and medical pharmacology and hepatic science. Our Scientific Advisory Board meets periodically with our Chief Executive Officer and certain of our consultants and members of JPL to discuss our present and long-term research and development activities. Scientific Advisory Board members include: Leonard Makowka, M.D., Ph.D. and Louis Ignarro, Ph.D., Distinguished Professor of Pharmacology, University of California at Los Angeles School of Medicine.

     COMPETITION

     We face intense competition from a number of companies that offer products in our targeted application areas. Our competitors may offer or be developing products superior to ours. From time to time, we have been required to reduce our research efforts while we seek to raise additional funds. Our competitors may be significantly better financed than us. There are various technological approaches available to our competitors and us that may be applicable to the detection of pathogens in the air, and the feasibility and effectiveness of these techniques has yet to be fully evaluated or demonstrated.

     Several companies provide or are in the process of developing instruments for detection of bio-terrorism agents. Centrex, Inc., a publicly traded company, owns the exclusive worldwide license to develop, manufacture, and market a system for detecting microbial contamination in air, food and water. Centrex is seeking to develop and market an automated fully integrated system which enables rapid detection of harmful pathogens in the air by recognizing the unique DNA (or RNA) fingerprint of the organism, whether bacteria or virus. Its planned product is designed to be a system that automatically collects samples, prepares the DNA, performs the analysis rapidly, and communicates results to the end-user, via specially integrated software, with a goal to produce test results within 30 minutes after a sample is collected.

     Similarly, Cepheid, a publicly traded company, focuses on the detection and analysis of DNA in samples such as blood, urine, cell cultures, food and industrial air and water. Accordingly to public disclosures of Cepheid, Northrop Grumnan is developing a Biohazard Detection System that consists of a detection system (GeneXpert(R)) manufactured by Cepheid. This detection system offers rapid (about one hour) and sensitive detection of specific gene sequences present in BACILLUS ANTHRACIS, the causative agent for anthrax. The Biohazard Detection System currently is scheduled to be installed on a production basis in identified U.S. Postal Service mail sorting facilities throughout the United States beginning in 2004. Cepheid states that it is anticipating to commercially launch a self contained version of the GeneXpert system, which is in the final stages of development, into non-clinical markets in the second half of 2004 and in the clinical genetic assessment market in 2005.

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

     We believe that the primary competition for the Anthrax Smoke Detector is PCR-based methods. However, the complexity of PCR makes automated implementation extremely expensive. We believe that the Anthrax Smoke Detector operating costs will be substantially less than PCR-based methods. Thus, we expect to be competitive with companies offering these PCR methods. Moreover, we believe the two technologies are synergistic and may be employed in concert. In order to compete against vendors of PCR-based methods, we will need to demonstrate the advantages of our products over alternative existing technologies and products and the potential cost advantages of our products relative to these conventional technologies and products.

     We also expect to encounter intense competition from a number of established and development-stage companies that continually enter the bioterrorism detection device market. Our competitors may succeed in developing or marketing technologies and products that are more effective or commercially attractive than our potential products or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

     INTELLECTUAL PROPERTY

     We have a right to receive a non-exclusive royalty-free license to any intellectual property developed by JPL under tasks that we have funded pursuant to our technology affiliate agreement with them. If we believe that we need rights greater than a non-exclusive royalty-free license to successfully develop and market a product likely to emerge from an individual task pursuant to this agreement, we have a right to apply for the additional intellectual property rights before initiation of the task. The United States government will receive a non-exclusive, non-transferable, royalty-free license to any intellectual property developed by JPL pursuant to the technology affiliate agreement.

     On September 30, 2003, we entered into a licensing agreement with the California Institute of Technology, which we refer to as Caltech, whereby we obtained an exclusive, royalty-bearing license to make, have made, import, use, sell and offer for sale specified licensed products that incorporate patent rights referenced in the technology affiliates agreement with JPL as well as a nonexclusive, royalty-bearing license to make, import, use, sell, offer for sale, reproduce, distribute, display, perform, create derivative works of, and otherwise exploit the technology not covered by the patent rights incorporated into the specified licensed products. The specified licensed products include any product or device used to detect pathogens, spores, and biological warfare agents developed under the terms of the licensing agreement. Caltech reserves the right to make, have made, import, use, sell, and offer for sale the licensed products for noncommercial educational and research purposes, but not for commercial purposes. Under this licensing agreement, we also have a right to sublicense to third parties, but the sublicensees do not have a right to grant further sublicenses. Pursuant to this licensing agreement, we are required to have all licensed products manufactured substantially in the United States; this requirement may be waived upon a showing by us that domestic manufacturing is not commercially feasible. The United States government will receive a non-exclusive, non-transferable, paid-up license to practice or have practiced any inventions covered by the licensing agreement.

     As part of the sale of our wholly-owned subsidiary, Dasibi Environmental Corp. to a third party in March 2002, we obtained a perpetual nonexclusive license to exploit all of Dasibi's intellectual property rights anywhere in the universe outside of mainland China. Dasibi's core business had been the design, manufacture and marketing of automated continuous monitoring instruments used to detect and measure various types of air pollution, such as "acid rain," "ozone depletion" and "smog episodes." Dasibi also supplied computer-controlled calibration systems that verify the accuracy of our instruments, data loggers to collect and manage pollutant information, and final reporting software for remote centralized applications.

ITEM 2. DESCRIPTION OF PROPERTY

     We currently do not own or lease any property. As of January 2004, we moved our corporate headquarters to 9595 Wilshire Blvd., Suite 700, Beverly Hills, California, an office space leased by Astor Capital, Inc., a company partially owned by our President and Chief Executive Officer. We believe that this space is adequate for our current needs and plan to lease property for our manufacturing facility as our business demands require in the future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the OTC Bulletin Board under the symbol "UDTT." The following table sets forth the high and low sales prices of our common stock on the OTC Bulletin Board for the periods indicated, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                               HIGH           LOW

     YEAR ENDED DECEMBER 31, 2002
     First Quarter                            $0.69         $ 0.36
     Second Quarter                            0.42           0.12
     Third Quarter                             0.27           0.14
     Fourth Quarter                            0.32           0.16

     YEAR ENDED DECEMBER 31, 2003
     First Quarter                            $0.25          $0.17
     Second Quarter                            0.31           0.18
     Third Quarter                             0.54           0.22
     Fourth Quarter                            0.80           0.45

     YEAR ENDING DECEMBER 31, 2004
     First Quarter (Through March 29, 2004    $1.01          $0.60


     As of March 25, 2004, we had 1,180 shareholders of record of our common stock.

DIVIDENDS

     We do not currently pay any dividends on our common stock, and we currently intend to retain any future earnings for use in our business. Any future determination as to the payment of dividends on our common stock will be at the discretion of the Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of California. The declaration of dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time.

RECENT SALES OF UNREGISTERED SECURITIES

     During fiscal 2003, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

     o Commencing in January 2003 and during each month in 2003 thereafter (other than February and October), we were engaged in an offering of an aggregate of 1,719,106 shares of common stock for a total purchase price of $457,275. We incurred $45,581 in placement fees, and our net proceeds were $411,694.

     o In January, February and August 2003, we issued an aggregate of 3,357,000 shares of common stock to various consultants for their consulting services rendered to us valued at $1,181,280.

     o On October 15, 2003, we issued warrants to purchase an aggregate of 600,000 shares of common stock to two consultants in connection with consulting services rendered to us valued at $185,400. These warrants are immediately exercisable.

     o On February 15, 2003, we agreed to reprice warrants to purchase 300,000 shares of common stock, from $2.25 and $4.50 per share to $0.12 per share. The repriced warrants were valued at $30,000.

     o On March 31, 2003, we agreed to reprice warrants to purchase 260,191 shares of common stock, from $4.00 per share to $0.10 per share. The repriced warrants were valued at $26,019. We incurred $2,602 in offering costs in connection with the repricing.

     o In February and April 2003, we issued an aggregate of 559,858 shares of common stock pursuant to exercises of warrants. Our net proceeds from these exercises were $62,018.

     o In April, July, October and December 2003, we issued an aggregate of 415,000 shares of common stock to an unrelated entity in connection with loan fees arising from bridge financing provided by that entity. The loan fees are valued at $188,400.

     During fiscal 2003, we issued the following securities which were not registered under the Securities Act of 1933, as amended. No commission or other remuneration was paid or given in connection with the issuance of these securities. For these reasons, among others, the securities issued in the following transaction were exempt from registration by Section 3(a)(9) of the Securities Act:

     o In January, March and October 2003, we issued 3,889,044 shares of common stock upon the conversion of debt and accrued and unpaid interest in the aggregate amount of $573,805.

     During fiscal 2003, we issued the following securities which were not registered under the Securities Act of 1933, as amended. No offer or sale of the securities was made to a person in the United States. We believe that each purchaser of securities was not a U.S. person as defined in Rule 902(k) of Regulation S and did not acquire the securities for the account or benefit of any U.S. person. We did not engage in any directed selling efforts in the United States. For these reasons, among others, the offer and sale of the following securities were not subject to Section 5 of the Securities Act by virtue of Regulation S promulgated by the SEC under the Securities Act:

     o In fiscal 2003, we issued 14,188,797 shares of common stock to non-U.S. persons, as such term is defined in Regulation S, for an aggregate offering price of $2,861,980. We incurred $394,850 in placement fees, and our net proceeds were $2,467,130.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     In August 2002, we entered into a technology affiliates agreement with JPL to develop technology for our bio-terrorism detection equipment. The agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into our existing aerosol monitoring system. We are entitled to receive a non-exclusive, royalty-free license to any technology developed under the terms of the agreement. We also have entered into a licensing agreement with Caltech whereby we obtained an exclusive license to sell products that incorporate the patented technology referenced in the agreement with JPL. We expect to complete an automated prototype by in the summer of 2004, and to begin testing sometime during the fall of 2004.

     We require immediate financing to repay our indebtedness and continue operations. We require approximately $1.7 million to repay indebtedness in the next twelve months and at least $1.5 million in the next six to twelve months to complete our existing prototype, engage in testing of the device, and revise the technology or reengineer the device as may be necessary or desirable and otherwise execute our business plan. We actively continue to pursue additional equity or debt financings but at the date hereof, do not have any funding commitments. Currently, our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

     During the next twelve months we may purchase equipment to develop and manufacture our Anthrax Smoke Detector and we may hire approximately five employees, depending on the level of funding, if any, we receive, and our progress on the development of our Anthrax Smoke Detector.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of Universal Detection Technology and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     Revenue is recognized upon shipment of products. Title of goods is transferred when the products are shipped from our facility. Income not earned is recorded as deferred revenue.

INVENTORIES

     Inventories are stated at the lower of cost (first-in first-out) basis or market.

ADVERTISING EXPENSES

     We expense advertising costs as incurred. During the years ended December 31, 2003 and 2002, we did not have significant advertising costs.

EQUIPMENT AND DEPRECIATION

     Equipment was recorded at cost less accumulated depreciation. Depreciation was provided for on the straight-line method over the estimated useful lives of the assets, generally five years. Total depreciation expense was $152 and $-0-for the years ended December 31, 2003 and 2002, respectively.

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

EARNINGS PER SHARE

     We compute earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, SFAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. However, that presentation is not required if the effect is antidilutive. Accordingly, that presentation has not been made.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     We evaluate our long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of those assets exceeds their fair value, impairment is recognized. To date, no adjustments to the carrying value of the assets has been made.

RESEARCH AND SOFTWARE DEVELOPMENT COSTS

     In 2002, we entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory to develop technology for its bio-terrorism detection equipment. These costs are charged to expense as incurred. Research and development expenses were $199,000 and $82,000 for the years ended December 31, 2003 and 2002, respectively.

INCOME TAXES

     Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2003 and 2002, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

RECLASSIFICATION

     Certain amounts reported in our financial statements for the year ended December 31, 2002, have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified prospective method and Retroactive restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. Management does not anticipate the implementation of this Statement to have a material impact on the Company's financial statements.

     In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard is not expected to have a material impact on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on our financial statements.

     In December 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. We have historically not issued guarantees and therefore FIN 45 will not have a material effect on our financial statements.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company's adoption of FIN 46 did not have any impact upon the Company's financial condition or results of operations.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple-Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. We do not believe the adoption of EITF 00-21 will have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

2003 COMPARED TO 2002

     REVENUES. Revenues in 2003 were $0 compared to $30,000 in 2002. This decrease was due to the lack of any sales in 2003 compared to the sale of one prototype device during 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $1,655,863 in 2003 and $721,487 in 2002. The increase in selling, general and administrative expenses primarily is a result of a significant increase in our use of consultants and the payment of our officer's salary which had been waived from September 2001 through June 1, 2003, and a bonus. Selling, general and administrative expenses consist primarily of accounting fees, legal fees and bio-terrorism product consulting and marketing.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $199,000 in 2003 from $82,000 in 2002. This increase in research and development expenses was due to the additional payments made to JPL pursuant to our technology affiliates agreement.

     INCOME (LOSS) FROM OPERATIONS. Operating loss for 2003 was $4,725,153 compared to operating loss of $3,321,526 in 2002. This increase is primarily due to the increase in our selling, general and administrative expenses, marketing expenses, and our research and development expenses.

     We have reported the operations of Dasibi Environmental Corp. as discontinued operations. We sold Dasibi on March 25, 2002. Dasibi had assets of approximately $967,000 and liabilities of approximately $2,072,000 as of December 31, 2001 and a loss from operations from October 1, 2001 to December 31, 2001 of approximately $813,770.

     INTEREST EXPENSE. Interest expense decreased from $232,345 in 2002 to $208,063 in 2003.

     At December 31, 2003, we had an approximate net operating loss carry-forward of $12,500,000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) our operating activities during 2003 was ($3,133,767), and during 2002 was ($555,062). Net cash provided by (used in) our investing activities during 2003 was ($153,892), and during 2002 was $0. Net cash provided by financing activities during 2003 was $3,293,240, and during 2001 was $421,626.

     Our total cash and cash equivalent balance at December 31, 2003, was $14,899, as compared to December 31, 2002, which was $9,318. Because of the low levels of our cash balances, we may not be able to continue operations at our current levels or at all. Our cash flow is dependent on development of products in a cost efficient manner that are commercially accepted on a timely basis, acceptance of our technology, the signing of contracts, collections, all of which are difficult to predict with accuracy.

     Historically, we have financed operations through private debt and the issuance of common stock. Since our financial position has deteriorated, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive.

     During fiscal 2003 and 2002 and through the date of this report, we have received debt financing upon various terms, as follows:

     A. During April 2002, we borrowed $22,526, due the earlier of June 29, 2002, or upon us raising funds in excess of $30,000, bearing interest at 10% per annum. The lender has verbally agreed to extend the terms of the note to a date to be mutually agreed upon by the parties.

     B. During June 2002, we borrowed $35,000, due the earlier of September 10, 2002, or upon us raising funds in excess of $50,000, bearing interest at 10% per annum. If the loan was not repaid within 30 days after the due date, the holder was to receive 50,000 shares of our common stock. The note has not been repaid and the lender has verbally agreed to extend the terms of the note to a date to be mutually agreed upon by the parties. The 50,000 shares of our common stock have not been issued.

     C. From March 2003 to November 2003, we entered into 11 loans with affiliates and non-affiliates evidenced by promissory notes with an aggregate face amount of $450,000. The term of these loans ranges from 18 days to four months. The interest rates for these loans range from 5% to 18% per annum, and two of the loans bear no interest. We have repaid an aggregate of $95,000 in principal amounts of these notes as of December 31, 2003.

     Our working capital deficit at December 31, 2003, was $1,567,135.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated February 4, 2004, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2003, and the sale of our operating subsidiary. We have experienced operating losses since the date of the auditors' report and in prior years. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, we are in default on certain debt obligations equaling approximately $550,000 as of December 31, 2003. These defaults currently restrict our ability to file registration statements in connection with capital-raising transactions on Form S-3, which may make it more difficult for us to raise additional capital. We have limited cash on hand and short-term investments and we do not expect to generate material cash from operations this year. We have attempted to raise additional capital through debt or equity financing and to date have had limited success. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE NEED ADDITIONAL CAPITAL TO FUND OUR RESEARCH AND DEVELOPMENT ACTIVITIES. IF WE OBTAIN FINANCING, EXISTING SHAREHOLDER INTERESTS MAY BE DILUTED, AND IF WE CANNOT OBTAIN ADEQUATE FINANCING, WE MAY CEASE OPERATIONS.

The current down-trend in the financial markets have made it extremely difficult for us to raise additional capital for our research and development activities. If we cannot raise additional capital, we will not be able to pursue our business strategies as scheduled, or at all, and we may cease operations. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. In addition, any convertible securities issued may not contain a minimum conversion price, which may make it more difficult for us to raise financing and may cause the market price of our common stock to decline because of the indeterminable overhang that is created by the discount to market conversion feature. In addition, any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot assure you that additional financing will be available when and to the extent we require or that, if available, it will be on acceptable terms.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2004.

We do not anticipate having a product for sale until our Anthrax Smoke Detector is commercialized, which could take several more years. We have not been profitable in the past years and had an accumulated deficit of approximately $20.9 million as of December 31, 2003. During the fiscal 2003, we incurred a net loss of approximately $4.7 million. Achieving profitability depends upon numerous factors, including out ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2004.

WE CANNOT GUARANTEE THAT OUR BIO-TERRORISM DETECTION DEVICE WILL WORK OR BE COMMERCIALLY VIABLE.

Our product in development requires further research, development, laboratory testing and demonstration of commercial scale manufacturing before it can be proven to be commercially viable. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the product may be ineffective, unsafe, difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance, or is precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, the research, development, testing and regulatory approval process (if required), will be completed. If our product development efforts are unsuccessful or if we are unable to develop a commercially viable product timely, we would need to consider steps to protect our assets against our creditors.

OUR RELIANCE ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT MAY AFFECT OUR FUTURE PROSPECTS.

We do not maintain our own laboratory and we do not employ our own researchers. We contract with third parties to conduct research and development activities and we expect to continue to do so in the future. Because we rely on third parties for our research and development activities, we have less direct control over those activities and cannot assure you that the research will be done properly or in a timely manner. Our inability to conduct research and development may delay or impair our ability to commercialize our technology. The cost and time to establish or locate an alternative research and development facility to develop our technology could have a materially adverse affect on our future prospects.

OUR PRODUCTS MAY NOT BE COMMERCIALLY ACCEPTED WHICH WILL ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

Our ability to enter into the bio-terrorism detection device market, establish brand recognition and compete effectively depends upon many factors, including broad commercial acceptance of our products. If our products are not commercially accepted, we will not recognize meaningful revenue and may not continue to operate. The success of our products will depend in large part on the breadth of information these products capture and the timeliness of delivery of that information. The commercial success of our products also depends upon the quality and acceptance of other competing products, general economic and political conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. We cannot assure you that our new products will achieve market acceptance or will generate significant revenue.

THE MARKET FOR OUR PLANNED PRODUCT IS RAPIDLY CHANGING AND COMPETITIVE. NEW PRODUCTS MAY BE DEVELOPED BY OTHERS, WHICH COULD IMPAIR OUR ABILITY TO DEVELOP, GROW OR MAINTAIN OUR BUSINESS AND BE COMPETITIVE.

Our industry is subject to rapid and substantial technological change. Developments by others may render our technology and planned product noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Competition from other biotechnology companies, universities, government research organizations and others diversifying into our field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially greater marketing, manufacturing, financial and managerial resources. These entities could represent significant competition for us. Our resources are limited and we may experience technical challenges inherent in developing our technology. Our competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Our competitors may use different methods to detect biological pathogens in a manner that is more effective and less costly than our planned product and, therefore, represent a serious competitive threat to us.

OUR COMMON SHARES HAVE BEEN DELISTED FROM THE NASDAQ SMALLCAP MARKET.

On June 11, 2002, we were notified by The Nasdaq Stock Market that we did not meet the continued listing requirements of The Nasdaq SmallCap Market and our common shares were delisted on the close of business on June 19, 2002. Our common stock currently is trading on The Over the Counter Bulletin Board. It is more difficult to raise additional debt or equity financing while trading on The Over the Counter Bulletin Board. If we are unable to raise additional financing, we will not be able to accomplish our business objectives and may consider steps to protect our assets against creditors.

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR SHAREHOLDERS' INTERESTS.

As of December 31, 2003, we have granted options and warrants to purchase a total of 11,834,560 shares of common stock that have not been exercised. To the extent these outstanding options and warrants are exercised, our shareholders' interests will be diluted.

THE LOSS OF OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER MAY DISRUPT OUR BUSINESS.

Our success depends in substantial part upon the services of Jacques Tizabi, our President, Chief Executive Officer and Chairman of the Board of Directors. The loss of or the failure to retain the services of Mr. Tizabi could adversely affect the development of our business and our ability to realize or sustain profitable operations. We do not maintain key-man life insurance on Mr. Tizabi and have no present plans to obtain this insurance.

WE HAVE LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS OF OUR PRODUCTS.

We regard all portions of the designs and technologies incorporated into our products as proprietary and attempt to protect them under trade secret laws. It may be possible for unauthorized third parties to copy certain portions of our products or to "reverse engineer" or otherwise obtain and use to our detriment information we regard as proprietary. The technology for our Anthrax Smoke Detector is being developed pursuant to our technology affiliates agreement with JPL, which is federally funded. The U.S. government has the right to use technologies that it has funded regardless of whether the technology has been licensed to a third party, and thus, has a non-exclusive, non-transferable, irrevocable, paid-up license to practice or have practiced any invention covered by our technology affiliates agreement with JPL. We cannot assure you that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

WE MAY BE SUED BY THIRD PARTIES WHO CLAIM OUR PRODUCT INFRINGES ON THEIR INTELLECTUAL PROPERTY RIGHTS. DEFENDING AN INFRINGEMENT LAWSUIT IS COSTLY AND WE MAY NOT HAVE ADEQUATE RESOURCES TO DEFEND OURSELVES.

We may be exposed to future litigation by third parties based on claims that our technology, product, or activity infringes on the intellectual property rights of others or that we have misappropriated the trade secrets of others. This risk is compounded by the fact that the validity and breadth of claims covered in technology patents in general and the breadth and scope of trade secret protection involves complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. Our license agreement with Caltech requires that we pay the costs associated with initiating an infringement claim and defending claims by third parties for infringement, subject to certain offsets that may be allowed against amount we may owe to Caltech under the licensing agreement. In addition, intellectual property litigation or claims could force us to do one or more of the following:

     o cease selling, incorporating, or using any of our technology and/or products that incorporate the challenged intellectual property, which could adversely affect our potential revenue;

     o obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

     o    redesign our products, which would be costly and time consuming.

OUR STOCK PRICE IS VOLATILE.

The trading price of our common stock fluctuates widely and in the future may be subject to similar fluctuations in response to quarter-to-quarter variations in our operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the bio-terrorism detection device industry in which we compete and other events or factors. In addition, in recent years, broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. These broad market fluctuations also may adversely affect the future trading price of our common stock.

OUR STOCK HISTORICALLY HAS BEEN THINLY TRADED. THEREFORE, SHAREHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES FREELY.

The volume of trading in our common stock historically has been relatively light and a limited market presently exists for the shares. We have no analyst coverage of our securities. The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase our stock. We cannot assure you that our trading volume will increase, or that our historically light trading volume or any trading volume whatsoever will be sustained in the future. Therefore, we cannot assure you that our shareholders will be able to sell their shares of our common stock at the time or at the price that they desire, or at all.

POTENTIAL ANTI-TAKEOVER TACTICS THROUGH ISSUANCE OF PREFERRED STOCK RIGHTS MAY BE DETRIMENTAL TO COMMON SHAREHOLDERS.

We are authorized to issue up to 20,000,000 shares of preferred stock, of which none currently are issued and outstanding. The issuance of preferred stock does not require approval by the shareholders of our common stock. Our Board of Directors, in its sole discretion, has the power to issue preferred stock in one or more series and establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of preferred stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights, any of which rights and preferences may operate to the detriment of the shareholders of our common stock. Further, the issuance of any preferred stock having rights superior to those of our common stock may result in a decrease in the market price of the common stock and, additionally, could be used by our Board of Directors as an anti-takeover measure or device to prevent a change in our control.

ITEM 7. FINANCIAL STATEMENTS

     Our financial statements and related notes are set forth at pages F-1 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by our Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and acting chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

     In accordance with SEC requirements, our chief executive officer and acting chief financial officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of our Annual Report on Form 10-KSB, there have been no significant changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the last quarter of fiscal 2003 that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

     Our management, including our chief executive officer and acting chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is partially based on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Set forth below are the names, ages, positions and business experience of our directors executive officers as of March 25, 2004.

NAME                              AGE           POSITION
-------------                     ---           -------------------------------------------
Jacques Tizabi                    32            Chief Executive Officer, President, Acting
                                                Chief Financial Officer and Chairman of the
                                                Board of Directors

Michael Collins (1)               34            Secretary and Director

Matin Emouna (1)                  35            Director

------------------
(1)  Member of Audit Committee and Compensation Committee



     All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the board of directors.

BUSINESS EXPERIENCE

     JACQUES TIZABI has been the Chief Executive Officer, President and Chairman of the Board of Directors of our Company since October 2001. He also serves as our Acting Chief Financial Officer. He is the co-founder and managing partner of Astor Capital, Inc., which was founded in 1995 and specializes in investment banking and asset management, predominantly in the area of direct private investment in public companies. Mr. Tizabi has substantial experience in evaluating, structuring and negotiating direct investments in public companies and later stage private companies. Mr. Tizabi holds a B.S. degree in Business from New York University and an M.B.A. from Pepperdine University.

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

     MATIN EMOUNA has served as a director of our Company since October 2001. Since 1997, Mr. Emouna has maintained his own law practice in New York, where he represents foreign and domestic clients in a broad range of real estate transactions, with emphasis on new constructions, commercial real estate transactions, shopping center development, financing, and commercial leasing. Mr. Emouna also serves as a general counsel for Omni Abstract Title, Radio Sedayeh Iran and several non-profit religious organizations. He holds B.S. degrees in Business Administration and Spanish from New York State University at Albany and a J.D. from Benjamin N. Cardozo School of Law.

AUDIT COMMITTEE

     Our Audit Committee currently consists of Michael Collins and Matin Emouna. Each Audit Committee member is independent within the meaning of the applicable Nasdaq listing standards and applicable rules and regulations promulgated by the Securities and Exchange Commission. Our Audit Committee currently does not have a financial expert within the meaning of the applicable SEC rules as management does not believe one is necessary in light of the Company's current stage of product development.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2003, our executive officers, directors and greater than ten percent shareholders of our common stock, complied with all Section 16(a) filing requirements applicable to them, except Jacques Tizabi failed to timely file a Form 4 reporting one transaction.

CODE OF BUSINESS CONDUCT AND ETHICS

     We have adopted a Code of Business Conduct and Ethics which is designed to set the standards of business conduct and ethics and help directors and employees resolve ethical issues. The Code applies to all directors and employees, including the Chief Executive Officer and Chief Financial Officer and other persons performing similar functions. The Code covers topics including, but not limited to, conflicts of interest, confidentiality of information, fair dealing with customers, supplies and competitors, and compliance with applicable laws, rules and regulations. The purpose of the Code is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. A copy of the Code is attached as an exhibit to this report.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended December 31, 2003, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2003, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL                              LONG-TERM
                                          COMPENSATION                      COMPENSATION AWARDS
                                          ------------                     ---------------------
                                                                           SECURITIES UNDERLYING
 NAME AND PRINCIPAL POSITION     YEAR        SALARY           BONUS               OPTIONS
----------------------------     ----     -----------      -----------     ---------------------
Jacques Tizabi                   2003     $145,833 (1)     $416,667 (1)          6,800,000
  President, Chief Executive     2002        -- (1)                                  --
  Officer, Acting CFO and        2001        -- (1)                              1,150,000
  Chairman of the Board

------------
(1) To enable us to meet a portion of our obligations as they became due, our Chairman and Chief Executive Officer had agreed to allow us to waive cash compensation pursuant to his employment agreement until June 1, 2003. In August 2003, our Board of Directors approved a bonus of $416,667.


                          OPTION GRANTS IN FISCAL 2003

     The following table sets forth certain information regarding the grant of stock options in fiscal 2003 to the named executive officers.

                                     PERCENT OF
                                       TOTAL
                    NUMBER OF         OPTIONS                                   POTENTIAL REALIZABLE
                   SECURITIES        GRANTED TO                                VALUE AT ASSUMED RATE
                   UNDERLYING        EMPLOYEES      EXERCISE                       OF STOCK PRICE
                     OPTIONS         IN FISCAL      OR BASE      EXPIRATION       APPRECIATION FOR
NAME                 GRANTED            YEAR         PRICE         DATE            OPTION TERM(1)
--------------    --------------    -------------   ---------    ----------    ---------- -- ----------
                                                                                  5%           10%
                                                                               ----------    ----------
Jacques Tizabi    6,800,000 (2)         100%         $0.33        8/18/13      $1,411,237    $3,576,357

-------------
(1) The potential realizable value is based on the assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to applicable requirements of the Securities and Exchange Commission and do not represent a forecast of the future appreciation of our common stock.

(2)   These options were exercisable immediately upon grant.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth, for each of the named executive officers, certain information regarding the exercise of stock options during fiscal 2003, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the common stock on the OTC Bulletin Board on December 31, 2003 ($0.70 per share).


                 SHARES                    NUMBER OF SECURITIES
                 ACQUIRED                 UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                    ON        VALUE             OPTIONS AT             IN-THE-MONEY OPTIONS AT
     NAME        EXERCISE    REALIZED        DECEMBER 31, 2003            DECEMBER 31, 2003
     -----       ---------   ---------   ----------- - ------------   ------------ - ------------
                                         EXERCISABLE   UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
                                         -----------   ------------   ------------   -------------
Jacques Tizabi      --          --       7,950,000         --         $2,976,000         --


COMPENSATION OF DIRECTORS

     During fiscal 2003, our directors did not receive compensation pursuant to any standard arrangement for their services as directors. When requested by us to attend Board meetings in person, it is our policy to reimburse directors for reasonable travel and lodging expenses incurred in attending these Board meetings.

EMPLOYMENT AGREEMENTS

     We have an employment agreement with Jacques Tizabi. Mr. Tizabi's employment agreement, dated as of September 24, 2001, provides for Mr. Tizabi to serve as our Chairman of the Board, Chief Executive Officer and President for a term of five years from any given date, such that there shall always be a minimum of five years remaining under his employment agreement. The employment agreement provides for Mr. Tizabi to receive an annual base salary of $250,000, subject to annual increase based on comparable compensation packages provided to executives of similarly situated companies, and to participate in a bonus plan based on annual performance standards to be established by the compensation committee of our Board of Directors. Mr. Tizabi also is entitled to specified perquisites.

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

     If any of the payments due Mr. Tizabi upon termination qualifies as "excess parachute payments" under the Internal Revenue Code, Mr. Tizabi also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of May 25, 2004, relating to the ownership of our common stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of Universal Detection Technology, 9595 Wilshire Boulevard, Suite 700, Beverly Hills, California 90212, unless otherwise set forth below.


                                                Number of Shares of
                                                    Common Stock         Percent of
NAME AND ADDRESS                               Beneficially Owned (1)    Class (1)
----------------                               ----------------------    ------------

   Jacques Tizabi (2).........................              8,157,223       17.1%
   Michael Collins............................                     --          *
   Matin Emouna...............................                     --          *
   Daniel Greenspun (3).......................              2,044,455        5.2%
   Directors and executive officers as a
        group (3 persons) (2).................              8,157,223       17.1%

   * Indicates less than 1% beneficial ownership.

-------------------
(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at March 24, 2004.

(2) Includes (a) 7,950,000 shares that may be acquired upon the exercise of options, which are or will become exercisable on or prior to May 24, 2004,
     (b) 189,900 shares that may be acquired upon the exercise of warrants owned by Astor Capital, Inc., (c) 6,000 shares that may be acquired upon the exercise of warrants owned by JRT Holdings, Inc., and (d) 9,523 shares that may be acquired upon the conversion of a convertible debenture owned by JRT Holdings, Inc. Mr. Tizabi and Mr. Ali Moussavi, each a fifty-percent owner of Astor Capital, Inc., share voting and dispositive power. Mr. Tizabi and Mr. Raymond Tizabi, each a fifty-percent owner of JRT Holdings, Inc., share voting and dispositive power.




(3) Includes 909,091 shares that may be acquired upon the exercise of warrants, which are or will become exercisable on or prior to May 24, 2004.



EQUITY COMPENSATION PLANS

     The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2003.

                                                                                   NUMBER OF
                                            NUMBER OF                             SECURITIES
                                         SECURITIES TO BE   WEIGHTED-AVERAGE       REMAINING
                                           ISSUED UPON       EXERCISE PRICE      AVAILABLE FOR
                                           EXERCISE OF       OF OUTSTANDING     FUTURE ISSUANCE
                                           OUTSTANDING          OPTIONS,         UNDER EQUITY
                                        OPTIONS, WARRANTS    WARRANTS AND        COMPENSATION
            PLAN CATEGORY                   AND RIGHTS           RIGHTS              PLANS
            -------------                   ----------           ------         ---------------
Equity compensation plans approved by          -0-                 --             4,500,000
   security holders (1)
Equity compensation plans not               9,000,000            $0.37               -0-
   approved by security holders
Total                                       9,000,000            $0.37            4,500,000

-------------
(1) These compensation plans are discussed further in Note 8 to the financial statements included in the Annual Report of Form 10-KSB.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 2003 and 2002, Astor Capital, Inc., a company in which our Chief Executive Officer owns a 50% interest and is the President of, received placement fees in the aggregate amounts of $157,633 and $34,900, respectively, in connection with private placements and equity financings for us.

     Effective June 1, 2003, we entered into an agreement with Astor Capital, Inc., pursuant to which we are required to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised for us.

     During the year ended December 31, 2003, we paid Astor Capital, Inc. $28,654 in connection with the use of the office space leased by them.

     See "Employment Agreements" for a summary of our employment agreement with our President and Chief Executive Officer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     The exhibits listed in the Exhibit Index located at Page E-1 are filed pursuant to Item 13(a) of this Report.

     (B) REPORTS ON FORM 8-K

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Audit Committee approved the engagement of AJ. Robbins, PC as our independent auditors for the year ended December 31, 2003. The Committee also has approved the engagement of AJ. Robbins as our independent auditors through the quarter year ending September 30, 2004.

AUDIT FEES

     The aggregate fees billed by AJ. Robbins for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002, were approximately $59,138 and $59,345, respectively.

AUDIT-RELATED FEES

     The aggregate fees billed by AJ. Robbins, PC for assurance and related services rendered by AJ. Robbins that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2003 and 2002, were approximately $0 and $25,707, respectively.

TAX FEES

     The aggregate fees billed by AJ. Robbins, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002, were approximately $18,843 and $10,996, respectively.

ALL OTHER FEES

     No other fees were billed by AJ. Robbins, PC for the fiscal years ended December 31, 2003 and 2002.

     Prior to engagement, the Audit Committee pre-approved all non-audit services performed by the independent auditor.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2004           UNIVERSAL DETECTION TECHNOLOGY


                           By:  /s/ Jacques Tizabi
                                -----------------------------------------------
                                Jacques Tizabi, President, Chief Executive
                                Officer and Chairman of the Board of Directors


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

Date:  March 30, 2004      /s/ Jacques Tizabi
                           -----------------------------------------------------
                           Jacques Tizabi, President, Chief Executive
                           Officer, Acting Chief Financial Officer and Chairman
                           of the Board of Directors (Principal Executive,
                           Financial and Accounting Officer)


Date:  March 30, 2004          /s/ Michael Collins
                               -------------------------------------------------
                               Michael Collins, Secretary and Director



Date:  March 30, 2004          /s/ Matin Emouna
                               -------------------------------------------------
                               Matin Emouna, Director

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)

                          INDEX TO FINANCIAL STATEMENTS


PAGE

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheet                                                   F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)         F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                                   F-7

                                AJ. ROBBINS, P.C.
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202



                          INDEPENDENT AUDITORS' REPORT

Audit Committee
Universal Detection Technology
(f/k/a Pollution Research and Control Corporation and Subsidiaries) Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Universal Detection Technology and Subsidiaries as of December 31, 2003, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Detection Technology and Subsidiaries as of December 31, 2003, and the results of its consolidated operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DENVER, COLORADO
FEBRUARY 4, 2004

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                           $      14,899
    Restricted cash                                                           100,233
    Due from related parties                                                   29,099
    Bridge notes, related party                                                50,000
    Inventories                                                                20,000
    Prepaid expenses                                                        1,045,155
                                                                          --------------

        Total Current Assets                                                1,259,386

EQUIPMENT, NET                                                                  3,507
                                                                          --------------

                                                                        $   1,262,893
                                                                          ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable, trade                                             $     112,759
    Accrued liabilities                                                       701,500
    Notes payable, related party                                               40,000
    Notes payable                                                           1,517,526
    Accrued interest expense                                                  454,736
                                                                          --------------

        Total current liabilities                                           2,826,521
                                                                          --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value, 20,000,000 shares                            ---
      Authorized, -0- issued and outstanding
    Common stock, no par value, 480,000,000 shares
      Authorized, 35,002,197 issued and outstanding                        15,705,055
    Additional paid-in-capital                                              3,606,891
    Accumulated (deficit)                                                 (20,875,574)
                                                                          --------------

        Total stockholders' equity (deficit)                               (1,563,628)
                                                                          --------------

        Total liabilities and stockholders' equity (deficit)            $   1,262,893
                                                                          ==============

          See accompanying notes to consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                2003              2002
                                                           ---------------    --------------

REVENUE                                                    $       ---     $       30,000
COST OF GOODS SOLD                                                 ---              8,600
                                                           ---------------    --------------

GROSS PROFIT                                                       ---             21,400
                                                           ---------------    --------------

OPERATING EXPENSES:
     Selling, general and administrative                     1,655,863            721,487
     Marketing                                               1,932,512             45,000
     Research and development                                  199,000             82,000
     Loss on write-down of inventory                               ---          1,894,342
     Loss on legal judgment                                        ---            249,000
                                                           ---------------    --------------

     Total expenses                                          3,787,375          2,991,829
                                                           ---------------    --------------

(LOSS) FROM OPERATIONS                                      (3,787,375)        (2,970,429)

OTHER INCOME (EXPENSE):
     Interest income                                               726                ---
     Interest expense                                         (208,063)          (232,345)
     Amortization of loan fees                                (235,136)            (5,752)
     Beneficial conversion feature of convertible debt        (495,305)          (113,000)
                                                           ---------------    --------------
             Total other income (expense)                     (937,778)          (351,097)
                                                           ---------------    --------------

(LOSS) FROM OPERATIONS BEFORE INCOME TAXES                  (4,725,153)        (3,321,526)

INCOME TAX EXPENSE                                                 ---                ---
                                                           ---------------    --------------

LOSS FROM CONTINUING OPERATIONS                             (4,725,153)        (3,321,526)

DISCONTINUED OPERATIONS:
  (Loss) from operations of discontinued subsidiaries (less
     applicable income tax expense of $-0-)                        ---           (149,745)
  Gain on disposal of subsidiaries, including provision
     of $-0- for operating losses during phase-out
     period less applicable income taxes of $-0-                   ---          1,490,553
                                                           ---------------    --------------

TOTAL GAIN FROM DISCONTINUED OPERATIONS                            ---          1,340,808
                                                           ---------------    --------------

  NET (LOSS)                                             $  (4,725,153)    $   (1,980,718)
                                                           ===============    ==============
NET (LOSS) PER SHARE - BASIC AND DILUTED:
   Continuing operations                                 $       (0.23)    $        (0.40)
   Discontinued operations:
     (Loss) from operations                                       ---               (0.02)
     Gain on disposal                                             ---                0.18
                                                           ---------------    --------------

                                                         $       (0.23)    $        (0.24)
                                                           ===============    ==============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                 20,919,845          8,212,300
                                                           ===============    ==============


          See accompanying notes to consolidated financial statements.

                                     UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                     (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003

                                                                                                           Total
                                                                                                        Stockholders'
                                            Common Stock             Additional       Accumulated          Equity
                                      Shares          Amount       Paid-in-Capital      Deficit          (Deficit)
                                    ------------    -----------    ---------------    -------------    --------------

BALANCE, DECEMBER 31, 2001            5,949,616  $   9,789,742     $    2,485,062    $ (14,169,703)     $ (1,894,899)
Conversion of convertible
  debt and accrued interest           2,072,464        505,238                ---              ---           505,238
Stock based compensation for
  consulting services                       ---            ---            111,112              ---           111,112
Common stock issued for
  services                              730,000        154,250                ---              ---           154,250
Stock issued in private
  placements, net of offering
  costs of $34,900                    2,121,312        364,100                ---              ---           364,100
Value of stock based
  compensation issued for
  sale of Dasibi                            ---            ---            160,993              ---           160,993
Value of beneficial
  conversion feature of
  convertible debt                          ---            ---            113,000              ---           113,000
Net (loss) for the year                     ---            ---                ---       (1,980,718)       (1,980,718)
                                    ------------    -----------    ---------------    -------------    --------------

BALANCE, DECEMBER 31, 2002          10,873,392      10,813,330          2,870,167       (16,150,421)      (2,466,924)
Common stock issued for services     3,357,000       1,181,280                ---               ---        1,181,280
Common stock issued for loan fees      415,000         198,400                ---               ---          198,400
Conversion of convertible debt
     and accrued interest            3,889,044         573,805                ---               ---          573,805
Stock issued in private
  placements net of offering costs
  of $443,033                       15,907,903       2,876,222                ---               ---        2,876,222
Fair market value of repriced
  warrants                                 ---             ---             56,019               ---           56,019
Warrants issued for services               ---             ---            185,400               ---          185,400
Value of beneficial conversion feature
  of convertible debt                      ---             ---            495,305               ---          495,305
Exercise of warrants                   559,858          62,018                ---               ---           62,018
Net (loss) for the year                    ---             ---                ---         (4,725,153)     (4,725,153)
                                    ------------    -----------    ---------------    --------------   --------------

BALANCE, DECEMBER 31, 2003          35,002,197   $  15,705,055     $    3,606,891    $   (20,875,574)   $ (1,563,628)
                                    ============    ===========    ===============    ==============   ==============


          See accompanying notes to consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                     2003             2002
                                                               ---------------  ---------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss                                                       $ (4,725,153)    $ (3,321,526)
Adjustments to reconcile net loss to net cash (used in)
 operations:
   Beneficial conversion feature of convertible debt                495,305          113,000
   Stock issued for services                                      1,181,280          265,362
   Stock issued for loan fees                                       198,400              ---
   Warrants issued for services                                     185,400              ---
   Fair market value of repriced warrants                            56,019              ---
   Depreciation                                                         152              ---
   Changes in operating assets and liabilities:
          Accounts receivable                                        30,000          (30,000)
          Due from related parties                                  (29,099)             ---
          Inventories                                                   ---        1,894,342
          Prepaid expenses                                         (999,217)         (45,938)
          Accounts payable                                         (126,701)         222,950
          Accrued expenses                                          599,847          346,748
                                                               ---------------  ---------------

                    Net cash (used in) operating activities      (3,133,767)        (555,062)
                                                               ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                              (3,659)             ---
  Bridge note to related party                                      (50,000)             ---
   (Increase) in restricted cash                                   (100,233)             ---
                                                               ---------------  ---------------

                    Net cash (used in) investing activities        (153,892)             ---
                                                               ---------------  ---------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                          3,319,255          399,000
  Payment of offering costs                                        (443,033)         (34,900)
  Proceeds from exercise of warrants                                 62,018              ---
  Proceeds from notes payable                                       450,000           57,526
  Payments on notes payable                                         (95,000)             ---
                                                               ---------------  ---------------

                  Net cash provided by financing activities       3,293,240          421,626
                                                               ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  5,581         (133,436)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        9,318          142,754
                                                               ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $     14,899     $      9,318
                                                               ===============  ===============


          See accompanying notes to consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - BUSINESS ACTIVITY

Universal Detection Technology (formerly Pollution Research and Control Corp.), a California corporation, primarily designed, manufactured and marketed air pollution monitoring instruments, through its wholly-owned subsidiary Dasibi Environmental Corporation ("Dasibi"). The Company's wholly owned subsidiary Nutek, Inc. ("Nutek") is inactive. The Company's wholly owned subsidiary Logan Medical Devices, Inc. ("Logan") was renamed Dasibi China, Inc. ("Dasibi China") and is currently inactive.

In March 2002, the Company sold Dasibi to one of its creditors in exchange for forgiveness of $1,500,000 in debt and accrued interest owed to the creditor. A non-exclusive license agreement for all of the Dasibi's technology was also granted to the Company. In May 2002, Dasibi vacated its premises and has suspended operations.

Beginning in 2002, the Company began doing business as Universal Detection Technology and has focused its research and development efforts in developing a real time biological weapon detection device. On August 8, 2003, the shareholders approved the change of the name of Pollution Research and Control Corp. to Universal Detection Technology. To accelerate development of its initial biological weapon detection device, the Company has developed and is implementing a collaborative partnering strategy. Under this strategy, the Company identifies and partners with researchers and developers. The Company entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its bio-terrorism detection equipment and a license agreement with the California Institute of Technology, which granted the Company an exclusive worldwide license for products that incorporate patent rights referenced in the above technology affiliates agreement.

GOING CONCERN AND MANAGEMENT'S PLANS
In March 2002, the Company sold its operating subsidiary, Dasibi Environmental Corp., and as of December 31, 2003 had a working capital deficit and a capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its efforts to raising capital and development and marketing of its bio-terrorism detection devices. The Company entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its bio-terrorism detection equipment and a license agreement with the California Institute of Technology, which granted the Company an exclusive worldwide license to products that incorporate patent rights referenced in the above technology affiliates agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The consolidated financial statements include the accounts of Universal Detection Technology and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION
Revenue is recognized upon shipment of products. Title of goods is transferred when the products are shipped from the Company's facility. Income not earned is recorded as deferred revenue.

INVENTORIES
Inventories are stated at the lower of cost (first-in first-out) basis or market.

ADVERTISING EXPENSES
The Company expenses advertising costs as incurred. During the years ended December 31, 2003 and 2002, the Company did not have significant advertising costs.

EQUIPMENT AND DEPRECIATION
Equipment is recorded at cost less accumulated depreciation. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, generally five years. Total depreciation expense was $152 and $-0- for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, accumulated depreciation was $152.

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

VALUATION OF THE COMPANY'S COMMON STOCK
Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes European Model to estimate the fair market value.

EARNINGS PER COMMON SHARE
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. However, such presentation is not required if the effect is antidilutive. Accordingly, no such presentation has been made.

CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these items.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets have been made.

RESEARCH AND DEVELOPMENT COSTS
In 2002, the Company entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its bio-terrorism detection equipment. These costs are charged to expense as incurred. Research and development expenses were $199,000 and $82,000 for the years ended December 31, 2003 and 2002, respectively.

INCOME TAXES
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2003 and 2002, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION
Certain amounts reported in the Company's financial statements for the year ended December 31, 2002 have been reclassified to conform to the current year presentation.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified prospective method and Retroactive restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. Management does not anticipate the implementation of this Statement to have a material impact on the Company's financial statements.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In December 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The Company has historically not issued guarantees and therefore FIN 45 will not have a material effect on its financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)
In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company's adoption of FIN 46 did not have any impact upon the Company's financial condition or results of operations.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple-Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not believe the adoption of EITF 00-21 will have a material impact on the Company's financial position or results of operations

NOTE 3 - INVENTORIES

As part of the sale of Dasibi, the Company arranged with Dasibi that Dasibi would continue to house the inventory that was assigned to the Company. During the second quarter of 2002, Dasibi vacated its manufacturing space, and moved the inventory that was assigned to the Company to a location unknown to the Company. The Company currently is in the process of reviewing its rights under the circumstances and has been unsuccessful in locating the inventory. At December 31, 2002, the inventory has been written down to reflect the loss. Remaining inventory consists entirely of finished goods.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 4 - ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

At December 31, 2002, the accounts receivable balance from one customer was $30,000, or 100% of the total accounts receivable balance. During 2003, the product was returned and is being used by the Company for research and development activities so the receivable was written off to research and development expense.

The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.


NOTE 5 - NOTES PAYABLE, RELATED PARTY

During the year ended December 31, 2003, the company borrowed cash for operating expenses on a short-term basis from certain related entities. The entities are related by common ownership and management. The Company borrowed a total of $85,000 during the year ended December 31, 2003 and repaid a total of $45,000. Notes payable, related party consists of the following at December 31, 2003:

  Notes payable, interest at 9% per annum; principal and
      interest due April 2004, unsecured, converted from debenture   $     20,000

  Note payable, interest at 6% per annum, principal and interest due February 2004, unsecured, effective rate of interest, which
  includes loan fees is 45.7%                                              20,000
                                                                        -----------
                  Total notes payable, related party                 $     40,000
                                                                        ===========

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2003:

  Notes payable to individuals, interest at 11% per annum,
      principal and interest due June 2001, unsecured                $    150,000

  Notes payable to individuals, interest at 12% per annum,
      principal and interest due June 2001, unsecured                     150,000

  Notes payable, interest at 12% per annum, principal and interest
      due October 2004, unsecured, converted from debenture               200,000

  Notes payable, interest at 9% per annum, principal and interest
      due October 2004, unsecured, converted from debenture               100,000

  Note payable, interest at 18% per annum, principal and interest
      due June 2000, and verbally extended, unsecured                     200,000

  Demand note under Ex-Im Bank authorization at Wall Street Journal
      Prime rate +3.0% per annum (7% at December 31, 2003), matured
      June 30, 2002 previously secured by Dasibi customer line
      of credit                                                           250,000

  Bridge loan payable, interest of 10% per annum, principal and
       interest due June 2002 and verbally extended, unsecured             22,526

  Bridge loan payable, interest of 10% per annum, principal and
      interest due September 2002 and verbally extended, unsecured         35,000

  Notes payable, interest at 18% per annum, due May 2003 and verbally extended, unsecured, effective interest, which includes
      loan fees is 72.6%                                                   75,000

  Notes payable, interest at 18% per annum, due August 2003 and verbally extended, unsecured, effective interest, which includes
      loan fees is 154.2%  **                                              60,000

  Notes payable, interest at 10% per annum, due in December 2003 and verbally extended, unsecured, effective interest, which includes values ascribed to stock compensation granted and other
     loan fees is 638.1%   **                                             100,000

  Notes payable, interest at 10% per annum, due in February 2004, unsecured, effective interest, which includes values ascribed to
     stock compensation granted and other loan fees is 314.9% **          100,000

  Note payable, interest at 10% per annum, due June 2002 and verbally
      extended, unsecured                                                  75,000
                                                                        -----------

                  Total notes payable                                $  1,517,526
                                                                        ===========

In February 2004, the notes payable indicated with "**" totaling $260,000, plus related accrued interest of $12,630, were paid in full.

Certain notes are past due and in default.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 6 - NOTES PAYABLE (CONTINUED)

During the year ended December 31, 2003, certain convertible debt holders converted debt of $485,000 into 3,258,887 shares of the Company's common stock. In addition, certain convertible debt holders converted $88,805 of accrued interest on the convertible debt to 630,157 shares of the Company's common stock. Convertible debt of $320,000 was converted to non-convertible notes payable.

In October 2003, as incentive to certain debenture holders, the Company agreed to convert the debentures to the Company's common stock at $.15 per share rather than at 70% to 80% of market price per the terms of the debentures. In connection with these transactions, the Company recorded $495,305 as an expense for the beneficial conversion feature.

In October 2003, certain debenture holders agreed in principle to novate the $320,000 of convertible debentures and enter into non-convertible notes payable with extended due dates ranging from six months to one year.

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

NOTE 7 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2003 and 2002 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:


                                                        2003               2002
                                                   ---------------     --------------

Computed expected income tax provision
 (benefit)                                      $    (1,606,000)   $       (673,000)
Net operating loss carryforward
 increased                                            1,356,000             964,000
Accrued litigation                                          ---              85,000
Stock-based expenses                                     82,000              93,000
Beneficial conversion feature of convertible
 debt                                                   168,000              38,000
Gain on disposal of subsidiary                              ---            (507,000)
                                                   ---------------     --------------

    Income tax provision                        $          ----    $            ---
(benefit)
                                                   ===============     ==============


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 7 - INCOME TAXES (CONTINUED)

The components of the deferred tax assets and (liabilities) as of December 31, 2003 were as follows:

   Deferred tax assets:
   Temporary differences:
       Net operating loss carryforward                        $     5,002,000
       Valuation allowance                                         (5,002,000)
                                                                 --------------

       Net long-term deferred tax asset                       $           ---
                                                                 ==============


The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2003 and 2002:

                                                             December 31,
                                                          2003           2002
                                                       -----------    -----------
   Deferred tax assets:
       Accrued expenses                                      --- $      (83,000)
                                                             ---         (4,000)
   Depreciation
       Increase in net operating loss carryforward      1,723,000      1,356,000
      Change in valuation allowance                    (1,723,000)    (1,335,000)
      Loss on previous joint venture investment
       with Logan                                            ---          66,000
                                                       -----------    -----------

                                                     $       ---   $        ---
                                                       ===========    ===========


As of December 31, 2003, the Company has net operating loss carryforwards available to offset future taxable income of approximately $12,500,000 expiring in 2005 through 2023.

NOTE 8- STOCKHOLDERS' EQUITY

PREFERRED STOCK
The Company is authorized to issue up to 20,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors. No preferred shares are issued.

COMMON STOCK
On August 8, 2003, the stockholders approved an increase in the number of shares of common stock authorized to 480,000,000 from 30,000,000.

SALES OF COMMON STOCK
During the year ended December 31, 2003, the Company sold 15,907,903 shares of common stock for a total of $3,319,255, $50,000 of which had been received prior to December 31, 2002, and had been recorded as a liability. The Company paid placement fees totaling $443,033 which includes $157,634 in placement fees to another company in which its President and CEO has an equity interest and $285,399 in placement fees to an unrelated company. Certain investors received warrants to purchase 349,300 shares of common stock at prices ranging from $0.27 to $0.65 per share.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 8- STOCKHOLDERS' EQUITY (CONTINUED)

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

STOCK ISSUED FOR SERVICES
During August 2003, the Company entered into two agreements for strategic business planning, financial advisory, investor relations and public relations services. As compensation, the Company issued a total of 3,000,000 shares of its common stock to the consultants, valued at $1,110,000, the fair market value of the stock on the effective date of the agreements, which amount is being amortized over the one-year term of the agreements. As of December 31, 2003, the Company has recorded $740,000 as a prepaid expense and expensed $370,000 as consulting fees.

On January 6, 2003, the Company entered into an agreement with an individual to provide consulting services through January 6, 2004 in connection with the Company's corporate business development and strategy. As compensation for services received, the Company issued 300,000 unrestricted shares of its common stock valued at $60,000 based upon the price of the Company's common stock on the date of issuance. The Company recognized $60,000 in related expenses.

During 2003, the Company issued an additional 57,000 shares of its common stock to individuals for various consulting services rendered. The stock was valued at $11,280 based upon the price of the Company's common stock on the date of issuance. The Company recognized $11,280 in related expenses

In February 2002, the Company entered into an agreement with an individual to provide consulting services through December 31, 2002 in connection with the Company's corporate business development and strategy. As compensation for services received, the Company issued 50,000 unrestricted shares of its common stock valued at $21,500 based upon the price of the Company's common stock on the date of issuance. The Company recognized $21,500 in related expenses. In August 2002, the agreement was amended and extended through June 30, 2003. An additional 50,000 unrestricted shares of the Company's common stock were issued as consideration. The shares were valued at $9,500 based on the price of the Company's common stock on the date of issuance. As of December 31, 2003, $9,500 had been expensed as consulting fees.

During 2002, the Company issued an additional 630,000 shares of its common stock to individuals for various consulting services rendered. The stock was valued at $123,250 based upon the price of the Company's common stock on the date of issuance. The Company recognized $123,250 in related expenses.

ISSUANCE OF OPTIONS AND WARRANTS
On October 18, 2003, the Company issued warrants to purchase 600,000 shares of common stock at an exercise price of $0.60 per share to two individuals for services to be rendered during the period through October 15, 2004. The warrants expire October 15, 2008. The warrants were valued at $185,400, the fair market value using the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 3.32%, volatility was estimated at 93.5% and the expected life was five years. The amount was recorded as a prepaid expense and is being amortized over the term of the service period.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 8- STOCKHOLDERS' EQUITY (CONTINUED)

In December 2002, the Company issued warrants to purchase 200,000 shares of its common stock for $0.26 per share, expiring in 2005 and valued at $31,438 in connection with an agreement for advisory board and product development services. The Company has recorded this amount as a prepaid consulting expense and is amortizing the expense over the two-year term of the contract. In estimating the expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 2.63%, volatility was estimated at 93%, and the expected life was three years.

In January 2002, the Company issued options to purchase 250,000 shares of its common stock at prices ranging from $1.00 to $2.00 per share, expiring in 2006 and valued at $79,674 for public relations services. In estimating the expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 3.99%, volatility was estimated at 103%, and the expected life was four years.

REPRICED AND EXERCISED WARRANTS
In February 2003, the Company agreed to reprice warrants to purchase 300,000 shares of common stock related to outstanding debt from $2.25 and $4.50 per share to $0.12 per share. The repriced warrants were valued at $30,000, the fair market value using the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 1.19%, volatility was estimated at 93% and the expected life was one day. The value of the repriced warrants was expensed as loan fees. The warrants to purchase 300,000 shares of common stock were immediately exercised for proceeds of $36,000.

During the second quarter of 2003, the Company agreed to reprice warrants to purchase 260,191 shares of common stock, as incentive to exercise those warrants, from $4.00 per share to $0.10 per share. The repriced warrants were valued at $26,019, the fair market value using the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 1.12%, volatility was estimated at 91% and the expected life was one day. The value of the repriced warrants was expensed as stock based compensation. The warrants to purchase 260,198 shares of common stock were exercised for proceeds of $26,018.

STOCK COMPENSATION PLAN

Effective October 2001, the Company adopted the 2001 Employee Stock Compensation Plan (the "2001 Plan"), which provides for the issuance of the Company's common stock to selected officers, directors, employees, and consultants of the Company. 1,100,000 shares are reserved for issuance under the 2001 Plan. Unless terminated sooner, the 2001 Plan will terminate on June 1, 2005.

STOCK OPTION PLAN

During 2003, the Company adopted the 2003 Stock Incentive Plan ("the Plan"), which provides for the granting of stock and options to selected officers, directors, employees and consultants of the Company. 4,500,000 shares are reserved for issuance under the Plan for the granting of options. Unless terminated sooner, the Plan will terminate on June 22, 2013. The options issued under the Plan may be exercisable to purchase stock for a period of up to ten years from the date of grant.

Incentive stock options granted pursuant to this Plan may not have an option price that is less than the fair market value of the stock on the date of grant. Incentive stock options granted to significant stockholders shall have an option price of not less than 110% of the fair market value of the stock on the date of grant. To date, no options have been granted under the Plan.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 8- STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes the activity of options and warrants under all agreements and plans for the two years ended December 31, 2003:

                                        Weighted Average Number of      Weighted Average Exercise
                                        ---------------------------     -------------------------
                                           Options      Warrants        Price           Amount
                                        ------------    -----------     --------     -----------

Outstanding, December 31, 2001           1,894,821      1,606,938      $  1.75   $   6,121,004

Granted                                    960,446      1,414,843          .64       1,508,492
Expired/cancelled                         (153,250)      (626,331)        1.17        (912,506)
                                        ------------    -----------     --------     -----------

Outstanding, December 31, 2002           2,702,017      2,395,450         1.32       6,716,990

Granted                                  6,800,000        949,300          .35       2,740,320
Exercised                                      ---       (559,858)        3.87      (2,164,432)
Expired/cancelled                         (163,000)      (289,349)        3.06      (1,382,879)
                                        ------------    -----------     --------     -----------

Outstanding, December 31, 2003           9,339,017      2,495,543      $   .50   $   5,909,999
                                        ============    ===========     ========     ===========



NOTE 9- STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $49,194 and $111,112 during the years ended December 31, 2003 and 2002 respectively.

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

Had the Company adopted the fair value method with respect to the option issued to the President and CEO described above, an additional $1,995,000 would have been charged to income in 2003, proforma net loss would have been $6,720,153 and net loss per share would have been $0.32 on a basic and diluted basis. There would have been no additional changes to the net loss for 2002 had the Company adopted the fair value method with respect to options issued to employees.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEGAL JUDGMENT
The Company leased its facilities under a long-term non-cancelable operating leases. The Company assigned the lease to Dasibi in March 2002. The Company was named in a lawsuit to collect past due rent. In February 2003, a judgment was entered against the Company for $249,000, which has been accrued.

EMPLOYMENT AGREEMENTS
In September 2001, the Company entered into an employment agreement with an individual serving in the capacity of Chairman of the Board, Chief Executive Officer and President of the Company. According to the agreement, there shall always be a minimum of at least five years remaining on the term of the agreement. Base salary is $250,000 to be adjusted on an annual basis, with an as yet undetermined cash bonus plan, provisions for use of a luxury automobile, club memberships, and insurance plans. In addition, as inducement to retain the services of the Officer, the Company granted the Officer options to purchase 1,150,000 shares of its common stock exercisable at $.30 per share. The Officer had waived claim to his cash compensation until June 1, 2003. In August 2003, the Board of Directors approved a bonus of $416,667 for the officer. The future minimum salary payable to the officer is $1,250,000.

LITIGATION
The Company is a party to a number of other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

No cash was paid for income taxes during the years ended December 31, 2003 or 2002. Cash paid for interest was $747 and $7,661 during the years ended December 31, 2003 and 2002, respectively.

NOTE 12 - SALE OF SUBSIDIARY AND DISCONTINUED OPERATIONS

In March 2002, the Company entered into an agreement to sell Dasibi to one of its note holders in exchange for $1,500,000 of debt owed to the creditor. The purchaser assumed all liabilities of Dasibi as of the date of the agreement. The Company retained ownership of the inventory of Dasibi without limitations. Subsequent to the sale of Dasibi, the inventory was moved by Dasibi to a location unknown to the Company and the inventory has been written down to reflect the loss. The Company had granted options to the purchaser of the subsidiary to purchase the Company's common stock as follows: 50,000 at $0.25 per share, 100,000 at $0.50 per share, 528,571 at $0.875 per share, 100,000 at
$1.00 per share and 21,875 at $3.10 per share. The options are vested immediately and expire in March 2005. The options are valued at the fair market value of $160,993 on the date of grant utilizing the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 4.73%, volatility was estimated at 99.86%, and the expected life was three years.

The Company was granted a perpetual non-exclusive license for all products, software, technologies and other intellectual property (including the use of the name Dasibi and Dasibi Environmental Corp.) of Dasibi throughout the world with the exception of the Peoples Republic of China.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 12 - SALE OF SUBSIDIARY AND DISCONTINUED OPERATIONS (CONTINUED)

As a result of the sale of Dasibi, the Company has reported the operations of Dasibi as discontinued operations. The Company entered into an agreement to sell Dasibi on March 18, 2002 in a transaction that closed on March 25, 2002. Dasibi had assets of approximately $967,000 and liabilities of approximately $2,072,000 as of December 31, 2001.

The Company recorded a gain on the sale of Dasibi of $1,490,553 because the liabilities assumed by the purchaser exceed the fair market value of the assets transferred in the sale.

Certain information with respect to discontinued operations of Dasibi is as follows:
                                                                      2002
                                                                 --------------

   Net sales                                                  $           ---
   Cost of sales                                                          ---
                                                                 --------------
   Gross profit                                                           ---

   Operating expenses                                                 (149,745)
                                                                 --------------

   (Loss) before income tax expense                                  (149,745)
   Income tax expense                                                     ---
                                                                 --------------

   (Loss) from discontinued operations                        $       149,745
                                                                 ==============

NOTE 13 - RELATED PARTY TRANSACTIONS

Effective June 1, 2003, the Company entered into an agreement with a company in which its President and CEO has an equity interest. The agreement requires the Company to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised by the Company. During 2003, the Company paid the related party entity approximately $378,000 in related expenses.

In September 2003, the Company loaned $20,000 to a related party entity in which a company controlled by our President and CEO has an equity interest. The bridge note is due upon the sooner of October 15, 2003, or upon the Company raising additional funds of more than $50,000, and bears interest at the rate of 6%. The note has been extended by mutual consent and must be repaid from financing before any other creditor. In December 2003, the Company advanced another $10,000 and $20,000 under agreements which provide for interest at 6% per annum and are due upon the sooner of February 24 and 29, 2004, respectively, or upon the Company raising additional funds of more than $50,000. There is accrued interest of $445 due on these notes as of December 31, 2003.

Restricted cash consists of a certificate of deposit, which guarantees an irrevocable letter of credit. The letter of credit has been provided for the benefit of a related party company in which the Company's president and CEO has an equity interest.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended December 31, 2003, the Company advanced $28,654 to a related entity in which its President and CEO has an equity interest.

The Company and the related entity intend to enter into a sub-lease agreement during the first quarter of 2004. The Company's restricted cash currently guaranteeing its letter of credit for the benefit of the related party will be incorporated as a condition of the sub-lease agreement when executed. The amounts currently due from the related party will be applied to a lease deposit when the sub-lease is executed.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to year end, the Company sold 2,219,187 shares of its common stock for proceeds of $884,927. The Company paid placement fees totaling $91,783, which includes $26,504 paid to a related party company in which its President and CEO has an equity interest and $65,279 paid to an unrelated company.

                                  EXHIBIT INDEX

Item NUMBER  DESCRIPTION
3.1  Articles of Incorporation of A. E. Gosselin Engineering, Inc. (now the
     Registrant) (incorporated herein by reference to Exhibit 3(a) to the Amendment No. 1 to the Registration Statement on Form 10 of Dasibi
     Environmental Corporation).
3.2  Certificate of Amendment of Articles of Incorporation of A. E. Gosselin
     Engineering, Inc. (now the Registrant) (incorporated herein by reference to Exhibit 3(a) to the Amendment No. 1 to the Registration Statement on Form
     10 of Dasibi Environmental Corporation).
3.3  Certificate of Amendment of Articles of Incorporation of Dasibi
     Environmental Corp. (now the Registrant) (incorporated herein by reference to Exhibit 3(a) to the Amendment No. 1 to the Registration Statement on
     Form 10 of Dasibi Environmental Corporation).
3.4  Amended and Restated Bylaws of Registrant (incorporated by reference to
     Exhibit 3.4 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 15, 2002).
10.1 Binding letter of Intent dated March 19, 2002, by and between Registrant and Steven Sion (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 22, 2002).
10.2* Employment Agreement by and between Registrant and Jacques Tizabi dated
     September 25, 2001 (incorporated by reference to Exhibit 10.4 to the
     Registrant's Quarterly Report on Form 10-QSB for the Quarter Ended March
     31, 2002, filed on May 20, 2002).
10.3 Technology Affiliates Agreement by and between Registrant and California
     Institute of Technology, dated August 6, 2002. (incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on April 15, 2003).
10.4 Licensing Agreement by and between Universal Detection Technology and
     California Institute of Technology, dated September 30, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form
     10-QSB for the Quarter Ended September 30, 2003, filed on November 19,
     2003).
10.5 Agreement for Investment Banking and Advisory Services, by and between the Registrant and Astor Capital, Inc., dated June 1, 2003.
14.1 Code of Business Conduct and Ethics of Registrant.
21.1 List of Subsidiaries of Registrant.
31.1 Certification of Principal Executive and Financial Officer pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive and Financial Officer pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------
* Management contract or compensatory plan or arrangement.
