Form 10QSB
period 2004-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2004-05-17
CIK 763950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to  ___________________.

                         Commission file number 0-14266

                         UNIVERSAL DETECTION TECHNOLOGY
        (Exact Name of Small Business Issuer as Specified in its Charter)

                CALIFORNIA                                95-2746949
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

                       9595 WILSHIRE BOULEVARD, SUITE 700
                         BEVERLY HILLS, CALIFORNIA 90212
                    (Address of Principal Executive Offices)

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

                                  Yes X No ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 39,750,632 shares issued and outstanding as of May 13, 2004.

     Transitional Small Business Disclosure Format (check one): Yes ___ No X

                         UNIVERSAL DETECTION TECHNOLOGY

                                      INDEX

                                                                                          PAGE

PART I         FINANCIAL INFORMATION........................................................3

Item 1.        Financial Statements.........................................................3

               Consolidated Balance Sheet as of March 31, 2004 (unaudited)..................3

               Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003 (unaudited)..........................4

               Consolidated Statement of Changes in Stockholders' (Deficit)
                    Equity for the three months ended March 31, 2004 (unaudited)............5

               Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003 (unaudited).....................6

               Notes to Consolidated Financial Statements...................................7

Item 2.        Management's Discussion and Analysis or Plan of Operation....................9

Item 3.        Controls and Procedures.....................................................20



PART II        OTHER INFORMATION...........................................................21

Item 1.        Legal Proceeding............................................................21

Item 2.        Changes in Securities and Small Business Issuer
               Purchases of Equity Securities..............................................21

Item 3.        Defaults Upon Senior Securities.............................................22

Item 4.        Submission of Matters to a Vote of Security Holders.........................22

Item 5.        Other Information...........................................................22

Item 6.        Exhibits and Reports on Form 8-K............................................22


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

                                     ASSETS

CURRENT ASSETS:
    Cash                                                                $     186,686
    Restricted cash                                                           100,605
    Due from related party                                                     46,980
    Inventories                                                                20,000
    Prepaid expenses                                                          639,239
                                                                          --------------

        Total Current Assets                                                  993,510

EQUIPMENT, NET                                                                 53,099
                                                                          --------------
                                                                        $   1,046,609
                                                                          ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable, trade                                             $     152,653
    Accrued liabilities                                                       704,000
    Notes payable, related party                                               40,000
    Notes payable                                                           1,257,526
    Accrued interest expense                                                  484,471
                                                                          --------------

        Total current liabilities                                           2,638,650
                                                                          --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value, 20,000,000 shares                            ---
      Authorized, -0- issued and outstanding
    Common stock, no par value, 480,000,000 shares
      Authorized, 38,814,922 issued and outstanding                        17,221,632
    Additional paid-in-capital                                              3,606,891
    Accumulated (deficit)                                                 (22,420,564)
                                                                          --------------

        Total stockholders' equity (deficit)                               (1,592,041)
                                                                          --------------

        Total liabilities and stockholders' equity (deficit)            $   1,046,609
                                                                          ==============

     See accompanying notes to unaudited consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                2004              2003
                                                           ---------------    --------------

REVENUE                                                    $       ---       $        ---
COST OF GOODS SOLD                                                 ---                ---
                                                           ---------------    --------------
GROSS PROFIT                                                       ---                ---
                                                           ---------------    --------------
OPERATING EXPENSES:
     Selling, general and administrative                       654,253             99,914
     Marketing                                                 806,211                ---
                                                           ---------------    --------------

     Total expenses                                          1,460,464             99,914
                                                           ---------------    --------------

(LOSS) FROM OPERATIONS                                      (1,460,464)           (99,914)

OTHER INCOME (EXPENSE):
     Interest income                                             1,097                 48
     Interest expense                                          (42,363)           (49,783)
     Amortization of loan fees                                 (43,260)           (30,000)
                                                           ---------------    --------------
          Net other income (expense)                           (84,526)           (79,735)
                                                           ---------------    --------------

  NET (LOSS)                                               $(1,544,990)       $  (179,649)
                                                           ===============    ==============

NET (LOSS) PER SHARE - BASIC AND DILUTED                 $       (0.04)    $        (0.01)
                                                           ===============    ==============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                 37,375,750         12,657,459
                                                           ===============    ==============


     See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                                                                                        Total
                                                 Common Stock                 Additional          Accumulated       Stockholders'
                                                                                                                       Equity
                                           Shares            Amount        Paid-in-Capital          Deficit           (Deficit)
                                        -------------     -------------    -----------------     ---------------   ----------------
BALANCE, DECEMBER 31, 2003              35,002,197     $  15,705,055       $    3,606,891        $  (20,875,574) $    (1,563,628)


Stock issued in private
placements net of offering costs of
$181,098                                 3,812,725         1,516,577                  ---                   ---        1,516,577


Net (loss) for the period                      ---               ---                  ---            (1,544,990)      (1,544,990)
                                        -------------     -------------    -----------------     ---------------   ----------------

BALANCE, MARCH 31, 2004                 38,814,922     $  17,221,632        $   3,606,891        $  (22,420,564)   $  (1,592,041)
                                    === =============     =============    =================     ==============    ================

                 See accompanying notes to unaudited consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                2004                 2003
                                                           ----------------     ---------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                 $ (1,544,990)         $  (179,649)
Adjustments to reconcile net (loss) to net cash (used in)
 operations:
   Stock issued for services                                        ---               11,280
   Fair market value of repriced warrants                           ---               30,000
   Depreciation                                                   1,165                  ---
   Changes in operating assets and liabilities:
          Prepaid expenses                                      405,916              (10,938)
          Accounts payable and accrued expenses                  72,129              (59,452)
                                                           ----------------     ---------------

                Net cash (used in) operating activities      (1,065,780)            (208,759)
                                                           ----------------     ---------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

  Purchase of equipment                                         (50,757)                 ---
  Payments received on bridge note to related party              50,000                  ---
  Advances to related party                                     (17,881)                 ---
  (Increase) in restricted cash                                    (372)                 ---
                                                           ----------------     ---------------

                Net cash (used in) investing activities         (19,010)                 ---
                                                           ----------------     ---------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                      1,697,675              195,131
  Payment of offering costs                                    (181,098)             (19,491)
  Proceeds from exercise of warrants                                ---               36,000
  Payments on notes payable                                    (260,000)                 ---
                                                           ----------------     ---------------

              Net cash provided by financing activities       1,256,577              211,640
                                                           ----------------     ---------------

NET INCREASE IN CASH                                            171,787                2,881

CASH, BEGINNING OF PERIOD                                        14,899                9,318
                                                           ----------------     ---------------

CASH, END OF PERIOD                                         $   186,686           $   12,319
                                                           ================     ===============

     See accompanying notes to unaudited consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Universal Detection Technology, formerly Pollution Research and Control Corp., included in Form 10-KSB for the fiscal year ended December 31, 2003.

On August 8, 2003, the shareholders approved the change of the name of Pollution Research and Control Corp. to Universal Detection Technology.

NOTE 2. EARNINGS PER SHARE

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


NOTE 3. STOCKHOLDERS' EQUITY

During the three months ended March 31, 2004, the Company sold 3,812,725 shares of common stock for a total of $1,697,675. The Company paid placement fees totaling $181,098 which includes $96,184 in placement fees to a company in which its President and CEO has an equity interest and $84,914 in placement fees to an unrelated entity. Certain investors received warrants to purchase 166,668 shares of the Company's common stock at $0.90 per share in connection with the sale of stock.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004


NOTE 4. RELATED PARTY TRANSACTIONS

Effective June 1, 2003, the Company entered into an agreement with a company in which its President and CEO has an equity interest. The agreement requires the Company to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised by the Company. For the three months ended March 31, 2004, the Company paid a total of $171,184 under this agreement.

Restricted cash consists of a certificate of deposit, which guarantees an irrevocable letter of credit. The letter of credit has been provided for the benefit of a related party company in which the Company's president and CEO has an equity interest.

The Company and the related entity intend to enter into a sub-lease agreement during 2004. The Company's restricted cash currently guaranteeing its letter of credit for the benefit of the related party will be incorporated as a condition of the sub-lease agreement when executed. The amounts currently due from the related party will be applied to a lease deposit when the sub-lease is executed.

NOTE 5. SUBSEQUENT EVENTS

Subsequent to March 31, 2004, the Company issued 93,200 shares of its common stock for proceeds of $59,560. The Company paid related placement fees of $2,547 to a related party entity in which its President and CEO has an equity interest.

On April 29, 2004, the Company commenced a private placement, offering for sale a minimum of $250,000 of Units on a "best efforts all or none" basis and an additional of $750,000 of Units on a "best efforts" basis. Upon mutual agreement between the Company and the placement agent, the Company may offer an additional $2,000,000 of Units. Each Unit will consist of one share of common stock and a Class A Warrant and a Class B Warrant, each exercisable by the holder to purchase one-half share of the Company's common stock.

Pursuant to the agreement with the placement agent, if the Company consummates an initial closing of the private placement offering, the Company will amend the terms of its agreement for investment banking and strategic advisory services, reducing the monthly payment to a sum no greater than $5,000 per month commencing April 29, 2004 and the nine months thereafter. In addition, the Company has agreed to defer payment of all accrued wages and future compensation due to its President and Chief Executive Officer in excess of $150,000 per year for nine months from April 29, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

     The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of May 17, 2004, and we undertake no duty to update this information. If events occur subsequent to May 17, 2004, that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the Securities and Exchange Commission in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

OVERVIEW AND RECENT DEVELOPMENTS

     We primarily are engaged in the research and development of bio-terrorism detection devices. After engaging in initial research and development efforts, we determined to pursue a strategy to identify qualified strategic partners and collaborate to develop commercially viable bio-terrorism detection devices. Consistent with this strategy, in August 2002, we entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bio-terrorism detection equipment. JPL is a federally funded research and development center sponsored by NASA and also is an operating division of the California Institute of Technology, a private non-profit educational institution. The agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into our existing aerosol monitoring system, resulting in a product which we refer to as the Anthrax Smoke Detector. Our goal with JPL is to develop a product which provides continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. As announced on May 4, 2004, we held a press conference on May 6, 2004, during which time we unveiled the first commercial prototype of our Anthrax Smoke Detector.

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

     On April 29, 2004, we commenced a private offering of our securities under
Section 4(2) and/or Regulation D of the Securities Act of 1933. In this private placement, which we refer to as the Offering throughout this Report, we will offer for sale a minimum of $250,000 of Units on a "best efforts all or none" basis and an additional $750,000 of Units on a "best efforts" basis. The Offering is being made solely to accredited investors through a registered broker dealer firm. Upon the mutual agreement of the placement agent and us, we may offer for sale an additional $2,000,000 of Units. A Unit will consist of one share of common stock and a Class A Warrant and a Class B Warrant. The offering price per Unit will be the lower of the average closing bid price of our common stock for the five trading days ending the trading day immediately prior to the initial closing date less 33% (rounded to the nearest whole cent) or $0.50 per Unit. The Class A Warrants are exercisable by the holder thereof to purchase one-half share of common stock at a per share price equal to the Unit offering price and the Class B Warrants are exercisable by the holder thereof to purchase one-half share of common stock at $0.70 per share. Both the Class A and Class B Warrants are exercisable by the holder at any time up to the expiration date of the warrant, which is five years from the date of issuance. We intend to use the proceeds of the Offering for working capital and general corporate purposes.

     The securities we are offering as part of this Offering have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Neither the United States Securities and Exchange Commission nor any other regulatory agency has passed upon the merits of, or given its approval to, any securities offered or the terms of the Offering. Nor has the Securities and Exchange Commission or any other regulatory authority passed upon the accuracy or completeness of any Offering circular or other selling literature. The securities offered are offered pursuant to an exemption from registration under the federal securities laws and the laws of the various states. Any representation to the contrary is a criminal offense.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of Universal Detection Technology and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue is recognized upon shipment of products. Title of goods is transferred when the products are shipped from our facility. Income not earned is recorded as deferred revenue.

INVENTORIES

Inventories are stated at the lower of cost (first-in first-out) basis or market.

ADVERTISING EXPENSES

We expense advertising costs as incurred. During the three-month periods ended March 31, 2004 and 2003, we did not have significant advertising costs.

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

RESEARCH AND SOFTWARE DEVELOPMENT COSTS

In 2002, we entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory to develop technology for our planned bio-terrorism detection equipment. These costs are charged to expense as incurred. Research and development expense was $0 during the three months ended March 31, 2004 and 2003.

INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At March 31, 2004, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

REVENUES. Revenues were $0 for the three months ended March 31, 2004 and 2003.

COST OF SALES. Cost of sales were $-0- for the three months ended March 31, 2004 and 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $554,339, or 555%, to $654,253 for the three months ended March 31, 2004, from $99,914 for the three months ended March 31, 2003. The increase in selling, general and administrative expenses primarily is a result of a significant increase in our use of consultants and the payment of our officer's salary which had been waived from September 2001 through June 1, 2003. Selling, general and administrative costs consisted primarily of accounting fees, legal fees, and bio-detection product consulting expenses.

(LOSS) FROM CONTINUING OPERATIONS. Operating loss increased $1,360,550, or 1362%, to ($1,140,464) for the three months ended March 31, 2004, as compared to ($99,914) for the three months ended March 31, 2003. This increase is primarily due to the increase in our selling, general and administrative expenses and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) our operating activities during the three months ended March 31, 2004, was ($1,065,780), and during the three months ended March 31, 2003, was ($208,759). Net cash provided by (used in) our investing activities was ($19,010) during the three months ended March 31, 2004 and $0 during the three months ended March 31, 2003. Net cash provided by financing activities during the three months ended March 31, 2004, was $1,256,577, and during the three months ended March 31, 2003 was $211,640.

     Our total cash and cash equivalent balance at March 31, 2004, was $186,686, as compared to March 31, 2003, which was $12,319. Because of our limited cash balances, we may not be able to continue operations at our current levels. Our cash flow is dependent on development of products in a cost efficient manner that are commercially accepted on a timely basis, acceptance of our technology, the signing of contracts, collections, all of which are difficult to predict with accuracy.

     Historically, we have financed operations through private debt and the issuance of common stock. Since our financial position has deteriorated, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive.

     During fiscal 2003 and 2002 and through the date of this report, we have received debt financing that is upon various terms, as follows:

     (a) During April 2002, we borrowed $22,526, due the earlier of June 29, 2002, or upon us raising funds in excess of $30,000, bearing interest at 10% per annum. The lender has verbally agreed to extend the terms of the note to a date to be mutually agreed upon by the parties.

     (b) During June 2002, we borrowed $35,000, due the earlier of September 10, 2002, or upon us raising funds in excess of $50,000, bearing interest at 10% per annum. If the loan was not repaid within 30 days after the due date, the holder was to receive 50,000 shares of our common stock. The note has not been repaid and the lender has verbally agreed to extend the terms of the note to a date to be mutually agreed upon by the parties. The 50,000 shares of our common stock have not been issued.

     (c) From March 2003 to November 2003, we entered into 11 loans with affiliates and non-affiliates evidenced by promissory notes with an aggregate face amount of $450,000. The term of these loans ranges from 18 days to four months. The interest rates for these loans range from 5% to 18% per annum, and two of the loans bear no interest. We have repaid an aggregate of $355,000 in principal amounts of these notes as of March 31, 2004. The lenders have verbally agreed to extend the terms of the unpaid notes to a date to be mutually agreed upon by the parties.

     Our working capital deficit at March 31, 2004, was $1,645,140. Our independent auditors' report, dated February 4, 2004, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2003, and the sale of our operating subsidiary. We require immediate financing to repay our indebtedness and continue operations. We require approximately $1.7 million to repay indebtedness in the next twelve months and at least $1.5 million in the next six to twelve months to complete our existing prototype, engage in testing of the device, and revise the technology or reengineer the device as may be necessary or desirable and otherwise execute our business plan. We actively continue to pursue additional equity or debt financings. Currently, our cash on hand, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2004, we sold 3,812,725 shares of our common stock for $1,697,675, less offering costs of $181,098, including $96,184 in placement fees paid to a company in which our President and CEO has an equity interest.

     Our Chief Executive Officer has agreed that, if we consummate an initial closing of the Offering consisting of at least $250,000 in gross proceeds, he will defer payment of all accrued but unpaid bonus or salary, as well as any compensation payable to him in excess of $150,000 per year, for nine months from April 29, 2004.

     We have agreed that, if we consummate an initial closing of the Offering consisting of at least $250,000 in gross proceeds, we will enter into an agreement with Astor Capital, Inc., whereby the parties will agree that the compensation payable to Astor Capital pursuant to that certain Agreement for Investment Banking and Advisory Services date June 1, 2003, shall be reduced during the period from April 29, 2004, and for nine months thereafter, to an amount not to exceed the sum of $5,000 per month, excluding any fees for placement of securities.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated February 4, 2004, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2003, and the sale of our operating subsidiary. We have experienced operating losses since the date of the auditors' report and in prior years. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, we are in default on certain debt obligations equaling approximately $550,000, excluding accumulated interest, as of March 31, 2004. These defaults currently restrict our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. We have limited cash on hand and short-term investments and we do not expect to generate material cash from operations this year. We have attempted to raise additional capital through debt or equity financing and to date have had limited success. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2004.

We do not anticipate having a product for sale until our Anthrax Smoke Detector is commercialized, which could take several more years. We have not been profitable in the past years and had an accumulated deficit of approximately $22.4 million as of March 31, 2004. During the three months ended March 31, 2004, we incurred a net loss of approximately $1.54 million. Achieving profitability depends upon numerous factors, including out ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2004.

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

OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE OUR SHAREHOLDERS' INTERESTS.

As of March 31, 2004, we have granted options and warrants to purchase a total of 11,772,657 shares of common stock that have not been exercised. To the extent these outstanding options and warrants are exercised, our shareholders' interests will be diluted.

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

ITEM 3. CONTROLS AND PROCEDURES.

     We carried out an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our executive officer and acting financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the SEC.

     In accordance with SEC requirements, our chief executive officer and acting chief financial officer notes that, since the date of the most recent evaluation of our disclosure controls and procedures to the filing date of our Quarterly Report on Form 10-QSB, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

TAYLOR, TAYLOR & DREIFUS V POLLUTION RESEARCH AND CONTROL CORP.
No. 99-1100-CA01 Circuit Court Escambia, Florida

     In June, 1999, a lawsuit was filed against us by Taylor, Taylor, & Dreifus, a Florida general partnership alleging default by our company under a promissory note and failure to make lease payments, all relating to a former subsidiary bankruptcy in 1998. The amount of claim is estimated at $300,000. We have filed a counterclaim against the partnership alleging that the note and lease payments are not due because of fraudulent representations made at the time of acquisition of the former subsidiary business. Plaintiff has failed to pursue this action. On March 15, 2004, the court dismissed this lawsuit for lack of prosecution.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     During the first quarter of fiscal 2004, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

     o In February 2004, we engaged in an offering of an aggregate of 125,000 shares of common stock for a total purchase price of $91,500. We incurred $9,148 in placement fees, and our net proceeds were $82,352.

     o In February 2004, we issued an aggregate of 100 units, consisting of a total of 333,334 shares of common stock and warrants to purchase 166,668 shares of common stock at

          $0.90 per share, for a total purchase price of $100,000. We incurred $10,000 in placement fees, and our net proceeds were $90,000.

     During the first quarter of fiscal 2004, we issued the following securities which were not registered under the Securities Act of 1933, as amended. No offer or sale of the securities was made to a person in the United States. We believe that each purchaser of securities was not a U.S. person as defined in Rule 902(k) of Regulation S and did not acquire the securities for the account or benefit of any U.S. person. We did not engage in any directed selling efforts in the United States. For these reasons, among others, the offer and sale of the following securities were not subject to Section 5 of the Securities Act by virtue of Regulation S promulgated by the SEC under the Securities Act:

     o In the first quarter of fiscal 2004, we issued 3,354,391 shares of common stock to non-U.S. persons, as such term is defined in Regulation S, for an aggregate offering price of $1,506,175. We incurred $161,950 in placement fees, and our net proceeds were $1,344,225.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     We obtained three one-year loans from unaffiliated individuals evidenced by promissory notes with an aggregate face amount of $300,000, maturing June 1, 2001, with interest at the rates of 11% and 12% per annum. These loans were initially made in 1999 and restructured in 2000. These notes were due in June 2001 and are currently in default. The aggregate amount due under these loans as of March 31, 2004, is $431,023, consisting of $300,000 of principal and $131,023 of interest.

     We executed a demand note for $250,000 with Ex-Im Bank accruing interest at Wall Street Journal Prime +3% per annum, which matured on an extended due date of June 30, 2002, and currently is in default. The aggregate amount due under this note as of March 31, 2004, is approximately $295,000, consisting of $250,000 of principal and $45,000 of interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated May 17, 2004.

     32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 Dated May 17, 2004.

     (b) Reports on Form 8-K.

                 None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIVERSAL DETECTION TECHNOLOGY



Date: May 17, 2004                  /s/ By: Jacques Tizabi
                                    -------------------------------------------
                                    By:  Jacques Tizabi
                                    Its: President, Chief Executive Officer and
                                         Chairman of the Board