Form 10QSB
period 2004-06-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2004-08-23
CIK 763950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

                                   Yes X No ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 46,983,084 shares issued and outstanding as of August 16, 2004.

     Transitional Small Business Disclosure Format (check one): Yes ___ No X


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                     PAGE

Unaudited Consolidated Balance Sheet                                                   2

Unaudited Consolidated Statements of Operations                                        3-4

Unaudited Consolidated Statements of Changes in Stockholders' Equity (Deficit)         5

Unaudited Consolidated Statements of Cash Flows                                        6

Notes to Unaudited Consolidated Financial Statements                                   7


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                           $     955,914
      Certificate of deposit                                                  900,990
    Restricted cash                                                           100,978
    Accounts receivable                                                        10,000
    Due from related parties                                                   47,770
    Inventories                                                                20,000
    Prepaid expenses and other current assets                                 293,187
                                                                          --------------

        Total Current Assets                                                2,328,839

FURNITURE AND EQUIPMENT, NET                                                   76,628
                                                                          --------------

            Total Assets                                                $   2,405,467
                                                                          ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable, trade                                             $      69,132
    Accrued liabilities                                                       904,444
    Notes payable, related party                                               40,000
    Notes payable                                                           1,257,526
    Accrued interest expense                                                  523,534
                                                                          --------------

        Total current liabilities                                           2,794,636
                                                                          --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value, 20,000,000 shares                            ---
      Authorized, -0- issued and outstanding
    Common stock, no par value, 480,000,000 shares
      Authorized, 44,969,865 issued and outstanding                        19,999,642
    Additional paid-in-capital                                              3,606,891
    Accumulated (deficit)                                                 (23,995,702)
                                                                          --------------

        Total stockholders' equity (deficit)                                 (389,169)
                                                                          --------------

        Total liabilities and stockholders' equity (deficit)            $   2,405,467
                                                                          ==============

     See accompanying notes to unaudited consolidated financial statements.



                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                                                2004                2003
                                                           ---------------    --------------

REVENUE                                                    $   25,000      $          ---
                                                           ---------------    --------------

OPERATING EXPENSES:
    Selling, general and administrative                        805,765            184,544
    Research and development                                       ---            169,000
     Marketing                                                 594,173            394,928
                                                           ---------------    --------------

     Total expenses                                          1,399,938            748,472
                                                           ---------------    --------------

(LOSS) FROM OPERATIONS                                      (1,374,938)          (748,472)

OTHER INCOME (EXPENSE):
     Interest income                                             1,364                ---
     Interest expense                                          (39,064)           (52,844)
     Beneficial conversion feature of convertible debt             ---               (651)
     Amortization of loan fees                                     ---            (28,500)
                                                           ---------------    --------------
             Total other income (expense)                      (37,700)           (81,995)
                                                           ---------------    --------------

(LOSS) FROM OPERATIONS BEFORE INCOME TAXES                  (1,412,638)          (830,467)

INCOME TAX EXPENSE                                                 ---                ---
                                                           ---------------    --------------

  NET (LOSS)                                             $  (1,412,638)    $     (830,467)
                                                           ===============    ==============

NET (LOSS) PER SHARE - BASIC AND DILUTED:                $       (0.03)    $        (0.05)
                                                           ===============    ==============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                 41,249,231         15,525,398
                                                           ===============    ==============


     See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                2004              2003
                                                           ---------------    --------------
REVENUE                                                  $      25,000     $          ---
                                                           ---------------    --------------

OPERATING EXPENSES:
     Selling, general and administrative                     1,460,018            249,077
     Research and development                                      ---            169,000
     Marketing                                               1,400,384            430,309
                                                           ---------------    --------------

     Total expenses                                          2,860,402            848,386
                                                           ---------------    --------------

(LOSS) FROM OPERATIONS                                      (2,835,402)          (848,386)

OTHER INCOME (EXPENSE):
     Interest income                                             2,461                 48
     Interest expense                                          (81,427)          (102,627)
     Beneficial conversion feature of convertible debt             ---               (651)
     Amortization of loan fees                                 (43,260)           (58,500)
                                                           ---------------    --------------
             Total other income (expense)                     (122,226)          (161,730)
                                                           ---------------    --------------

(LOSS) FROM OPERATIONS BEFORE INCOME TAXES                  (2,957,628)        (1,010,116)

INCOME TAX EXPENSE                                                 ---                ---
                                                           ---------------    --------------


  NET (LOSS)                                             $  (2,957,628)    $   (1,010,116)
                                                           ===============    ==============

NET (LOSS) PER SHARE - BASIC AND DILUTED:                $       (0.07)    $        (0.07)
                                                           ===============    ==============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                 39,489,581         14,100,585
                                                           ===============    ==============



     See accompanying notes to unaudited consolidated financial statements.


                                UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                                                                        Total
                                                 Common Stock                 Additional          Accumulated       Stockholders'
                                                                                                                       Equity
                                           Shares            Amount        Paid-in-Capital         (Deficit)          (Deficit)
                                        -------------     -------------    -----------------     --------------    ----------------

BALANCE, DECEMBER 31, 2003              35,002,197     $  15,705,055          $   3,606,891     $  (21,038,074)    $ (1,726,128)

Stock issued in private
   placements net of offering
   costs of $585,514                     9,857,668         4,245,587                    ---                ---        4,245,587

Stock issued for services                  110,000            49,000                    ---                ---           49,000

Net (loss) for the period                      ---               ---                    ---         (2,957,628)      (2,957,628)
                                        -------------     -------------    -----------------     --------------    ----------------

BALANCE, JUNE 30, 2004                  44,969,865     $  19,999,642          $   3,606,891      $ (23,995,702)    $   (389,169)
                                        =============     =============    =================     ==============    ================




                           See accompanying notes to unaudited consolidated financial statements.



                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                                2004                 2003
                                                           ----------------     ---------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                  $(2,957,628)         $(1,010,116)
Adjustments to reconcile net (loss) to net cash (used in)
 operations:
   Stock issued for services                                     49,000               11,280
   Stock issued for loan fees                                       ---               16,500
   Fair market value of repriced warrants                           ---               56,019
   Depreciation                                                   3,646                  ---
   Changes in operating assets and liabilities:
          Accounts receivable                                   (10,000)                 ---
          Prepaid expenses                                      751,968               (3,727)
          Accounts payable and accrued expenses                  65,615               42,803
                                                           ----------------     ---------------

                Net cash (used in) operating activities      (2,097,399)            (887,241)
                                                           ----------------     ---------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

  Purchase of equipment                                         (76,767)                 ---
  Advances to related party                                     (18,671)                 ---
  Payments received on bridge note to related party              50,000                  ---
  Investment in certificate of deposit                         (900,990)                 ---
  (Increase) in restricted cash                                    (745)                 ---
                                                           ----------------     ---------------

             Net cash (used in) investing activities           (947,173)                 ---
                                                           ----------------     ---------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                      4,831,101              839,947
  Payment of offering costs                                    (585,514)            (115,613)
  Proceeds from exercise of warrants                                ---               62,018
  Advances on notes payable                                         ---              145,000
  Payments on notes payable                                    (260,000)             (25,000)
                                                           ----------------     ---------------

              Net cash provided by financing activities       3,985,587              906,352
                                                           ----------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       941,015               19,111

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   14,899                9,318
                                                           ----------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  955,914             $ 28,429
                                                           ================     ===============


     See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

REVENUE RECOGNITION

The Company recognized $25,000 of revenue in accordance with its agreement with Rutgers University. The Company completed all obligations under the agreement.

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

NOTE 3. STOCKHOLDERS' EQUITY

During the three months ended June 30, 2004, the Company sold 5,344,200 shares of common stock for a total of $2,712,459. Certain investors received warrants to purchase 5,205,000 shares of the Company's common stock at $0.50 and $0.70 per share in connection with the sale of stock, which expire in June 2009.. The Company paid placement fees totaling $362,319 which includes $5,012 in placement fees to a company in which its President and CEO has an equity interest and $357,307 in placement fees to unrelated entities. The Company also issued warrants to purchase 3,123,000 shares of its common stock as placement fees. The warrants are exercisable at $0.50 per share and expire in July 2009.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 2004

NOTE 3. STOCKHOLDERS' EQUITY (CONTINUED)

During the three months ended March 31, 2004, the Company sold 4,513,468 shares of common stock for a total of $2,118,642. The Company paid placement fees totaling $223,195 which includes $96,184 in placement fees to a company in which its President and CEO has an equity interest and $127,011 in placement fees to an unrelated entity. Certain investors received warrants to purchase 166,668 shares of the Company's common stock at $0.90 per share in connection with the sale of stock, which expire in February 2007.

In June 2004, the Company issued 10,000 shares of its common stock for consulting services. The shares were valued at $9,000, the fair market value of the stock on the date issued.

Pursuant to a binding Letter of Intent dated March 18, 2002, in connection with the sale of its wholly owned subsidiary, Dasibi Environmental Corp., the Company was obligated to issue 100,000 shares of its common stock to the purchaser of Dasibi. During the six months ended June 30, 2004, the Company issued these 100,000 shares of common stock. The shares were valued at $40,000, the fair market value of the stock on the date issuable.

PRIOR PERIOD ADJUSTMENT

During the quarter ended June 30, 2004, a change was made to the retained earnings and accrued expenses of the Company to correct the legal judgment recorded during the year ended December 31, 2002. The Company originally recorded the amount of damages sought by the plaintiff, rather than the amount of the final judgment. The Company has retroactively restated net loss for the year ended December 31, 2002, increasing the net loss from $1,980,718 to $2,143,218 due to an adjustment of $162,500.

NOTE 4. RELATED PARTY TRANSACTIONS

Effective June 1, 2003, the Company entered into an agreement with a company in which its President and CEO has an equity interest. The agreement requires the Company to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised by the Company.

The Company amended the terms of its agreement for investment banking and strategic advisory services, reducing the monthly payment to a sum no greater than $5,000 per month commencing April 29, 2004 and for the nine months thereafter. For the six months ended June 30, 2004, the Company paid a total of $211,196 under this agreement.

The Company's President and Chief Executive Officer agreed to defer payment of all accrued wages and future compensation due to him in excess of $150,000 per year for nine months from April 29, 2004.

Restricted cash consists of a certificate of deposit, which guarantees an irrevocable letter of credit. The letter of credit has been provided for the benefit of a related party company in which the Company's president and CEO has an equity interest.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 2004

NOTE 4. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company and the related entity intend to enter into a sub-lease agreement during 2004. The Company's restricted cash currently guaranteeing its letter of credit for the benefit of the related party will be incorporated as a condition of the sub-lease agreement when executed.

NOTE 5. SUBSEQUENT EVENTS

The Company entered into a Settlement Agreement on July 26, 2004 related to $440,765 of notes payable and related accrued interest. In July 2003, the Company paid a total of $73,333 towards the debt and agreed to pay a total of $298,667, including interest through January 2006 in full payment. The Settlement Agreement provides for an accelerated payment schedule, which would reduce the total payment made by the Company by approximately $12,000.

In July 2004, the Company issued 795,000 shares of its common stock for proceeds of $397,500 in a private placement transaction. Certain investors received warrants to purchase 795,000 shares of the Company's common stock at $0.50 and $0.70 per share in connection with the sale of stock. The Company paid placement fees totaling $67,627 to an unrelated entity. The Company also issued warrants to purchase 477,000 shares of its common stock as placement fees. The warrants are exercisable at $0.50 per share and have been valued at the fair market value of $344,871 using the Black-Scholes model. Significant assumptions used in calculating the fair market value are a 5-year life, 89.31% volatility, and 3.81% risk free interest rates.

During July and August 2004, the Company issued an additional 333,334 shares of its common stock for proceeds of $150,000 in private placements.

During August 2004, the Company issued 210,000 shares of its common stock per the terms of an agreement for consulting services. The shares have been valued at $75,000, the value of the services, and will be recorded as a prepaid expense to be amortized over the term of the agreement.

ITEM 2. PLAN OF OPERATION.

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

     The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of August 20, 2004, and we undertake no duty to update this information. If events occur subsequent to August 20, 2004, that make it necessary to update the forward-looking information contained in this Form 10-QSB, the updated forward-looking information will be filed with the Securities and Exchange Commission in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

OVERVIEW

     We primarily are engaged in the research and development of bio-terrorism detection devices. In August 2002, we entered into a technology affiliates agreement with JPL, to develop technology for our bio-terrorism detection equipment. The agreement provides that JPL will develop its proprietary bacterial spore detection technology for integration into our existing aerosol monitoring system, resulting in a product which we refer to as the Anthrax Smoke Detector. Our goal with JPL is to develop a product which provides continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality.

PLAN OF OPERATION

     In May 2004, we unveiled the first commercial prototype of our Anthrax Smoke Detector. We recently completed the software component of our Anthrax Smoke Detector and expect in the third quarter of 2004 to engage in simulated tests with particles having anthrax-like properties in order to fine tune our product. Based on the results we obtain, we intend to order several units with the modified specifications from a third-party manufacturer that assembled our first commercial prototype. During the remainder of 2004 and first quarter of 2005, we plan to engage in field testing of these units in different environments and conditions and to use the empirical data gained from the testing to further improve the design and functionality of our product. Our field testing, other than the testing performed by JPL, will be performed through our collaboration with Rutgers University. Rutgers University plans to select a site operated by the New York and New Jersey Port Authority in order to test our product under a real-time environment. Rutgers University will manage all details relating to the implementation of the program as well as effective integration of our Anthrax Smoke Detector into the emergency management response protocol of the test-site facilities.

     After completing our field testing, we plan to initiate orders of our Anthrax Smoke Detector with a third-party manufacturer based on sales orders we receive during the following 12 month period. In connection with our sales and marketing efforts, we hope to sell units to customers in specific sectors in the market including, sports stadiums, conventions centers, and casinos. We believe that these sales will provide us a well-defined customer base to use as a reference in connection with our marketing campaign in 2005. In August 2004, we retained KAL Consultants, Inc., to assist us with our marketing and sales efforts. At this time, we have not entered into any agreements with any third parties regarding the manufacturing of our product, but one third party has indicated to us that it will be capable of producing between 50 to 100 units per month.

     During the next 12 month period, we also plan on securing and leasing a testing facility close to the JPL laboratories where we would be able to implement a quality assurance program and test our products against the required specifications before shipping them to customers. We believe that the proximity to JPL and in particular to California Institute of Technology, which we refer to as Caltech throughout this report, will help us by utilizing the knowledge of graduate and PhD students familiar with the project in a consultant or employment capacity.

     During the first half of 2004, we hired four additional employees and increased our use of consultants for corporate development purposes, including further development of our strategic business plan to sell our Anthrax Smoke Detector. We anticipate hiring up to three additional employees in the next twelve months, one of whom would concentrate on marketing our Anthrax Smoke Detector to both the public and private sector. Upon establishment of the testing facility, we intend to hire up to two employees to assist with the testing of the products.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) our operating activities during the six months ended June 30, 2004, was $2,097,399, and during the six months ended June, 2003, was ($887,241). Net cash provided by (used in) our investing activities was ($947,173) during the six months ended June 30, 2004 and $0 during the six months ended June 30, 2003. Net cash provided by financing activities during the six months ended June 30, 2004, was $3,985,587, and during the six months ended June 30, 2003 was $906,352. Our total cash and cash equivalent balance at June 30, 2004, was $955,914, as compared to June 30, 2003, which was $28,429.

     On April 29, 2004, we commenced a private offering of our securities. In this private placement, we sold $3.0 million of Units. The offering was made solely to accredited investors through Meyers Associates, L.P., a registered broker dealer firm. Each Unit consists of one share of common stock and a Class A Warrant and a Class B Warrant. The offering price per Unit was $0.50. Both the Class A and Class B Warrants are exercisable by the holder at any time up to the expiration date of the warrant, which is five years from the date of issuance. In the aggregate, the investors purchased 6,000,000 shares of common stock, Class A Warrants to purchase 3,000,000 shares of common stock at $0.50 per share and Class B Warrants to purchase 3,000,000 shares of common stock at $0.70 per share. Meyers received a sales commission equal to 10% of the gross proceeds and payment of 3% of the gross proceeds for a non-accountable expense allowance for an aggregate payment of $390,000. Meyers and their agents also received Class A Warrants to purchase an aggregate of 2.4 million shares of common stock as consideration for their work as placement agent. In connection with the private placement, we also entered into a consulting agreement with Meyers for an 18 month term, whereby Meyers will provide us consulting services related to corporate finance and other financial service matters for $7,500 per month, as well as Class A Warrants to purchase 1.2 million shares of our common stock.

     The net proceeds to us from the sale of the Units were approximately $2.5 million. We intend to use the proceeds of the offering for working capital and general corporate purposes. We agreed to not use any of the proceeds to repay debt outstanding at the time of the closing of the offering, any accrued but unpaid salary to our officer, or our monthly consulting fee under our Agreement for Investment Banking and Advisory Services with Astor Capital, Inc.

     Our working capital deficit at June 30, 2004, was $465,797. Our independent auditors' report, dated February 4, 2004 (except for note 14, as to which the date is July 27, 2004, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2003, and the sale of our operating subsidiary. We require approximately $1.8 million to repay indebtedness in the next twelve months and approximately $1.0 million in the next twelve months to complete our existing prototype, engage in testing of the device, and revise the technology or reengineer the device as may be necessary or desirable and otherwise execute our business plan.

     As a result of the private placement completed in July 2004, we believe we have sufficient capital to fund our operating expenses for the next 12 months. Our uses of capital during the past two fiscal years have been, and we anticipate during the next 12 months will be, for:

     o administrative expenses, including salaries of officers and other employees we plan to hire;

     o    research and development of our Anthrax Smoke Detector;

     o    sales and marketing; and

     o    expenses of professionals, including accountants and attorneys.

     We may need to raise additional capital to repay our debt. We currently are in discussions with several note holders to make scheduled payment arrangements with respect to those notes. We may need to obtain extensions on some of our notes as they become due. Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We actively continue to pursue additional equity or debt financings. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

RELATED PARTY TRANSACTIONS

     In connection with our recently completed private placement offering, our Chief Executive Officer agreed that he will defer payment of all accrued but unpaid bonus and salary, as well as any compensation payable to him in excess of $150,000 per year, for nine months from April 29, 2004.

     Effective June 1, 2003, we entered into an agreement with Astor Capital, Inc., pursuant to which we have agreed to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised for us. In connection with our recently completed private placement offering , we amended this agreement so that the compensation payable to Astor Capital under the agreement is reduced during the period from April 29, 2004, and for nine months thereafter, to an amount not to exceed the sum of $5,000 per month, excluding any fees for placement of securities. The parties also have agreed to extend the term of the agreement until June 30, 2005.

     We have provided an irrevocable letter of credit for the benefit of Astor Capital, Inc. in connection with obtaining its office space lease. We currently are subleasing a portion of this office space and intend to enter into a written agreement to reflect the sublease in 2004.

     During the three months ended June 30, 2004, we sold 5,344,200 shares of our common stock for $2,712,459, less offering costs of $362,319, including $5,012 in placement fees paid to Astor Capital, Inc., a company in which Jacques Tizabi, our President and CEO, has an equity interest.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our independent auditors' report, dated February 4, 2004 (except for Note 14, as to which the date is July 27, 2004), includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2003, and the sale of our operating subsidiary in March 2002. We have experienced operating losses since the date of the auditors' report and in prior years. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, we are in default on certain debt obligations equaling approximately $250,000, excluding accumulated interest, as of June 30, 2004. These defaults currently restrict our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. We have limited cash on hand and short-term investments and we do not expect to generate material cash from operations this year. We have attempted to raise additional capital through debt or equity financing and to date have had limited success. In July 2004, we completed a private placement resulting in net proceeds to us of approximately $2.5 million. The net proceeds from this financing may not be used, however, to repay any of our outstanding indebtedness as of the closing date of the financing. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2004.

We do not anticipate having a product for sale until our Anthrax Smoke Detector is commercialized, which we expect may not occur until the second quarter of 2005. We have not been profitable in the past years and had an accumulated deficit of approximately $24 million as of June 30, 2004. During the six months ended

June 30, 2004, we incurred a net loss of approximately $2.96 million. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2004.

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR RESEARCH AND DEVELOPMENT ACTIVITIES AND REPAY OUR DEBT.

     If we cannot raise additional capital, we will not be able to pursue our business strategies as scheduled, or at all, and we may cease operations. The down-trend in the financial markets has made it extremely difficult for us to raise additional capital for our research and development activities and other capital needs or repay our debt. In addition, it is more difficult to raise additional debt or equity financing while trading on The Over the Counter Bulletin Board. We recently raised approximately $2.5 million in a private placement. We believe that this amount should be sufficient to cover our operating expenses, including research and development activities, for the next 12 months. However, if we are unable to achieve our research and development goals as scheduled, we may need to raise additional capital. In addition, we have approximately $1.8 million in debt obligations and we may not use any of the $2.5 million in proceeds to repay this debt. We currently are in discussions with several note holders to make scheduled payment arrangements with respect to those notes. We may seek extensions on some of our notes as they become due. We cannot assure you that the noteholders will agree to extend the payment dates of our debt.

IF WE OBTAIN FINANCING, EXISTING SHAREHOLDER INTERESTS MAY BE DILUTED.

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

WE CANNOT GUARANTEE THAT OUR BIO-TERRORISM DETECTION DEVICE WILL WORK OR BE COMMERCIALLY VIABLE.

If our product development efforts are unsuccessful or if we are unable to develop a commercially viable product, we would need to consider steps to protect our assets against our creditors. Our product in development requires further research, development, laboratory testing and demonstration of commercial scale manufacturing before it can be proven to be commercially viable. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the product may be ineffective, unsafe, difficult or uneconomical to manufacture on a large scale, or precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, we will complete our research, development, and testing of our Anthrax Smoke Detector.

OUR RELIANCE ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT MAY AFFECT OUR FUTURE PROSPECTS.

Our inability to conduct our own research and development may delay or impair our ability to commercialize our technology. We do not maintain our own laboratory and we do not employ our own researchers. We contract with third parties to conduct research and development activities and we expect to continue to do so in the future. Because we rely on third parties for our research and development activities, we have less direct control over those activities and cannot assure you that the research will be done properly or in a timely manner. The cost and time to establish or locate an alternative research and development facility to develop our technology could have a materially adverse affect on our future prospects.

OUR PRODUCTS MAY NOT BE COMMERCIALLY ACCEPTED WHICH WILL ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

If our products are not commercially accepted, we will not recognize meaningful revenue and may not continue to operate. Our ability to enter into the bio-terrorism detection device market, establish brand recognition and compete effectively depends upon many factors, including broad commercial acceptance of our products. The success of our products will depend in large part on the breadth of information these products capture and the timeliness of delivery of that information. The commercial success of our products also depends upon the quality and acceptance of other competing products, general economic and political conditions and other factors, all of which can change and cannot be predicted with certainty. We cannot assure you that our new products will achieve market acceptance or will generate significant revenue.

WE HAVE NO EXPERIENCE IN PRODUCT MANUFACTURING. WE MAY NOT BE ABLE TO MANUFACTURE OUR ANTHRAX SMOKE DETECTOR IN SUFFICIENT QUANTITIES AT AN ACCEPTABLE COST, OR IN A TIMELY FASHION, WHICH COULD HARM OUR FUTURE PROSPECTS.

If we are unable to establish an efficient manufacturing process for the Anthrax Smoke Detector, our costs of production will increase, our budgeted margins may decrease, and we may not be able to timely deliver our product to customers. We remain in the research and development phase of product commercialization. When and if our Anthrax Smoke Detector becomes available for commercial sale, we will need to establish the capability to manufacture it. We have no experience in establishing, supervising, or conducting commercial manufacturing. We plan to rely on third party contractors to manufacture our product, although we have not made any formal arrangements yet. Relying on third parties may expose us to the risk of not being able to directly oversee the manufacturing process, which may adversely affect the production and quality of our Anthrax Smoke Detector. In addition, these third party contractors may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or other unforeseeable acts that may increase the cost of production or delay or prevent production.

WE HAVE NO EXPERIENCE IN PRODUCT MARKETING, SALES, OR DISTRIBUTION. WE MAY NOT BE ABLE TO MARKET AND DISTRIBUTE OUR PLANNED PRODUCT EFFECTIVELY, WHICH COULD HARM OUR FUTURE PROSPECTS.

If we are unable to establish a successful sales, marketing, and distribution operation, we will not be able to generate sufficient revenue in order to maintain operations. We have no experience in marketing or distributing new products. We have not yet established marketing, sales, or distribution capabilities for our Anthrax Smoke Detector. At this time, we have retained KAL Consultants, Inc. to assist us with our marketing and sales efforts. We also plan on entering into agreements with third parties to distribute a portion of our Anthrax Smoke Detectors. If we unable to enter into relationships with third parties to market, sell, and distribute our products, we will need to develop our own capabilities. We have no experience in developing, training, or managing a sales force. If we choose to establish a direct sales force, we will incur substantial additional expense. We may not be able to build a sales force on a cost effective basis or at all. Any direct marketing and sales efforts may prove to be unsuccessful. In addition, our marketing and sales efforts may be unable to compete with the extensive and well-funded marketing and sales operations of some of our competitors. We also may be unable to engage qualified distributors. Even if engaged, they may fail to satisfy financial or contractual obligations to us, or adequately market our products.

THE MARKET FOR OUR ANTHRAX SMOKE DETECTOR IS RAPIDLY CHANGING AND COMPETITIVE. NEW PRODUCTS MAY BE DEVELOPED BY OTHERS, WHICH COULD IMPAIR OUR ABILITY TO DEVELOP, GROW OR MAINTAIN OUR BUSINESS AND BE COMPETITIVE.

Developments by others may render our technology and our Anthrax Smoke Detector noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Our industry is subject to rapid and substantial technological change. Competition from other biotechnology companies, universities, government research organizations and others diversifying into our field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially greater marketing, manufacturing, financial and managerial resources. These entities could represent significant competition for us. Our resources are limited and we may experience technical challenges inherent in developing our technology. Our competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Our competitors may use different methods to detect biological pathogens in a manner that is more effective and less costly than our planned product and, therefore, represent a serious competitive threat to us.

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

If exercised, our outstanding options and warrants will cause immediate and possibly substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of June 30, 2004, we had outstanding options and warrants to purchase a total of 20,000,657 shares of common stock. Of these options and warrants, 16,249,643 have exercise prices above the recent market price of $0.65 per share (as of August 18, 2004), and 3,751,014 have exercise prices at or below this recent market price.

THE LOSS OF OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER WOULD DISRUPT OUR
BUSINESS.

Our success depends in substantial part upon the services of Jacques Tizabi, our President, Chief Executive Officer and Chairman of the Board of Directors. The loss of or the failure to retain the services of Mr. Tizabi would adversely affect the development of our business and our ability to realize or sustain profitable operations. We do not maintain key-man life insurance on Mr. Tizabi and have no present plans to obtain this insurance.

IF A U.S. PATENT FOR THE BACTERIAL SPORE DETECTION TECHNOLOGY IS NOT ISSUED, COMPETITORS MAY BE ABLE TO COPY AND SELL PRODUCTS SIMILAR TO OURS WITHOUT PAYING A ROYALTY, WHICH WOULD HAVE A MATERIALLY NEGATIVE IMPACT ON OUR ABILITY TO COMPETE.

If our Anthrax Smoke Detector is commercialized, the lack of U.S. or foreign patent protection could allow competitors to copy and sell products similar to ours without paying a royalty. The bacterial spore detection technology that is integrated into our Anthrax Smoke Detector is owned by. On January 31, 2003, Caltech filed a U.S. patent application covering the technology, which currently is being reviewed by the U.S. Patent and Trademark Office. Caltech also has a filed patent application with the European Patent Office. We paid and filed on behalf of Caltech a patent application in Japan as well. No patents have been issued and we cannot assure you that any patents will be issued. If a U.S. patent is not issued, or not issued timely, we may face substantially increased competition in our primary geographic market.

THE BACTERIAL SPORE DETECTION TECHNOLOGY IS LICENSED TO US BY A THIRD PARTY. IF WE ARE UNABLE TO CONTINUE TO LICENSE THIS TECHNOLOGY, OUR FUTURE PROSPECTS WOULD BE HARMED.

The loss of our technology license would require us to cease operations until we identify, license and integrate into our product another technology, if available. We license the bacterial spore detection technology from Caltech; if we fail to fulfill any payment due under the terms of the license agreement or materially breach the agreement, Caltech may terminate the license. To maintain our license with them, a minimum annual royalty of $10,000 is due to Caltech on August 1, 2005, and each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum.

WE MAY BE SUED BY THIRD PARTIES WHO CLAIM OUR PRODUCT INFRINGES ON THEIR INTELLECTUAL PROPERTY RIGHTS. DEFENDING AN INFRINGEMENT LAWSUIT IS COSTLY AND WE MAY NOT HAVE ADEQUATE RESOURCES TO DEFEND OURSELVES.

Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. We may be exposed to future litigation by third parties based on claims that our technology, product, or activity infringes on the intellectual property rights of others or that we have misappropriated the trade secrets of others. This risk is compounded by the fact that the validity and breadth of claims covered in technology patents in general and the breadth and scope of trade secret protection involves complex legal and factual questions for which important legal principles are unresolved. Our license agreement with Caltech requires that we pay the costs associated with initiating an infringement claim and defending claims by third parties for infringement, subject to certain offsets that may be allowed against amounts we may owe to Caltech under the licensing agreement. In addition, intellectual property litigation or claims could force us to do one or more of the following:

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

OUR STOCK HISTORICALLY HAS BEEN THINLY TRADED. THEREFORE, SHAREHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES FREELY.

The volume of trading in our common stock historically has been low and a limited market presently exists for the shares. We have no analyst coverage of our securities. The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase our stock. We cannot assure you that our trading volume will increase, or that our historically light trading volume or any trading volume whatsoever will be sustained in the future. Therefore, we cannot assure you that our shareholders will be able to sell their shares of our common stock at the time or at the price that they desire, or at all.

POTENTIAL ANTI-TAKEOVER TACTICS THROUGH ISSUANCE OF PREFERRED STOCK RIGHTS MAY BE DETRIMENTAL TO COMMON SHAREHOLDERS.

     If we issue shares of our preferred stock as an anti-takeover tactic, our common stock shareholders will be detrimentally impacted. We are authorized to issue up to 20,000,000 shares of preferred stock, of which none currently are issued and outstanding. The issuance of preferred stock does not require approval by the shareholders of our common stock. Our Board of Directors, in its sole discretion, has the power to issue preferred stock in one or more series and establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of preferred stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights, any of which rights and preferences may operate to the detriment of the shareholders of our common stock. Further, the issuance of any preferred stock having rights superior to those of our common stock may result in a decrease in the market price of the common stock and, additionally, could be used by our Board of Directors as an anti-takeover measure or device to prevent a change in our control.

ITEM 3. CONTROLS AND PROCEDURES.

     We carried out an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our executive officer and acting financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports filed with the SEC. Notwithstanding, management has taken certain actions designed to enhance our disclosure controls and procedures and internal control structure. In particular, we retained a third-party consultant in August 2004 to assist, among other things, in improving our disclosure controls and procedures and internal control structure.

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

     None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     During the second quarter of fiscal 2004, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

     o In June 2004, we issued an aggregate of 10,000 shares of common stock to a consultant for consulting services rendered to us valued at $9,000.

     o In June and July 2004, we engaged in a private placement of $3 million of Units. The offering was made solely to accredited investors through Meyers Associates, L.P., a registered broker dealer firm. Each Unit consists of one share of common stock and a Class A Warrant and a Class B Warrant. We incurred $414,640 in placement fees, and our net proceeds were $2,585,360.

     During the second quarter of fiscal 2004, we issued the following securities which were not registered under the Securities Act of 1933, as amended. No offer or sale of the securities was made to a person in the United States. We believe that each purchaser of securities was not a U.S. person as defined in Rule 902(k) of Regulation S and did not acquire the securities for the account or benefit of any U.S. person. We did not engage in any directed selling efforts in the United States. For these reasons, among others, the offer and sale of the following securities were not subject to Section 5 of the Securities Act by virtue of Regulation S promulgated by the SEC under the Securities Act:

     o We issued 139,200 shares of common stock to non-U.S. persons, as such term is defined in Regulation S, for an aggregate offering price of $15,306.51. We incurred $14,306.51 in placement fees, and our net proceeds were $94,652.49.

     In addition to the sales of unregistered stock disclosed in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, during the first quarter of fiscal 2004, we issued the following securities which were not registered under the Securities Act of 1933, as amended. No offer or sale of the securities was made to a person in the United States. We believe that each purchaser of securities was not a U.S. person as defined in Rule 902(k) of Regulation S and did not acquire the securities for the account or benefit of any U.S. person. We did not engage in any directed selling efforts in the United States. For these reasons, among others, the offer and sale of the following securities were not subject to Section 5 of the Securities Act by virtue of Regulation S promulgated by the SEC under the Securities Act:

     o We issued 700,743 shares of common stock to non-U.S. persons, as such term is defined in Regulation S, for an aggregate offering price of $420,967. We incurred $42,096.70 in placement fees, and our net proceeds were $378,870.30.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     We executed a demand note for $250,000 with Ex-Im Bank accruing interest at Wall Street Journal Prime plus 3% per annum, which matured on an extended due date of June 30, 2002, and currently is in default. The aggregate amount due under this note as of June 30, 2004, is approximately $300,625, consisting of $250,000 of principal and $50,625 of interest.

     On July 26, 2004, we entered into a settlement agreement in connection with three one-year loans from unaffiliated individuals evidenced by promissory notes that were in default. The aggregate amount due on the notes, including interest, was $440,765, as of the date of settlement. We agreed to pay a total of $298,667 as full payment. The settlement agreement allows us to pay a total of $286,667 under an accelerated payment schedule.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          10.1 Amendment to Agreement for Investment Banking and Advisory Services with Astor Capital, Inc. dated April 29, 2004.

          31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated August 20, 2004.

          32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated August 20, 2004.

     (b) Reports on Form 8-K.

          Current Report on Form 8-K filed May 5, 2004, Items 5 and 7.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIVERSAL DETECTION TECHNOLOGY



Date: August 20, 2004                /s/ Jacques Tizabi
                                    -------------------------------------------
                                    By:  Jacques Tizabi
                                    Its: President, Chief Executive Officer,
                                         Acting Chief Financial Officer
                                         and Chairman of the Board