Form 10KSB/A
period 2003-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2004-09-23
CIK 763950

UNITED STATES
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
                                 ---------------



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                         COMMISSION FILE NUMBER 0-14266


                         UNIVERSAL DETECTION TECHNOLOGY
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            CALIFORNIA                                     95-2746949
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The issuer's revenues for its most recent fiscal year were $0.

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

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                         UNIVERSAL DETECTION TECHNOLOGY
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                                          PAGE



PART II......................................................................................2
        Item 6.       Management's Discussion and Analysis or Plan of Operation..............2
                             Plan of Operation...............................................2
                             Summary of Significant Accounting Policies......................3
                             New Accounting Pronouncements...................................5
                             Results of Operations...........................................6
                             Liquidity and Capital Resources.................................7
                             Seasonality.....................................................8
                             Cautionary Statements and Risk Factors..........................8
        Item 7.       Financial Statements..................................................13




PURPOSE OF THIS AMENDMENT NO. 1.

This Amendment No. 1 to our Form 10-KSB for the year ended December 31, 2003, is being filed to reflect a change that was made to our retained earnings and accrued expenses to correct a legal judgment recorded during the year ended December 31, 2002. We originally recorded the amount of damages sought by the plaintiff, rather than the amount of the final judgment. We have retroactively restated net loss for the year ended December 31, 2002, increasing the net loss from $1,980,718 to $2,143,218 due to an adjustment of $162,500. Accordingly, the December 31, 2003 financial statements have been restated in this Amendment No. 1 and an adjustment has been made to retained earnings and accrued expenses as of December 31, 2003 to correct the error. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

                                    PART II

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


     INCOME (LOSS) FROM OPERATIONS. Operating loss for 2003 was $4,725,153 compared to operating loss of $3,484,026 in 2002. This increase is primarily due to the increase in our selling, general and administrative expenses, marketing expenses, and our research and development expenses.


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

Notes to Consolidated Financial Statements                                  F-7

                                AJ. ROBBINS, P.C.
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202


                          INDEPENDENT AUDITORS' REPORT

Audit Committee
Universal Detection Technology
(f/k/a Pollution Research and Control Corporation and Subsidiaries) Beverly Hills, California


We have audited the accompanying consolidated balance sheet of Universal Detection Technology (formerly Pollution Research and Control Corp.) and Subsidiaries as of December 31, 2003, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Detection Technology (formerly Pollution Research and Control Corp.) and Subsidiaries as of December 31, 2003, and the results of its consolidated operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, it has a net working capital deficiency, and has a net capital deficiency that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the financial statements, certain errors resulting in understatement of previously reported accrued expenses as of December 31, 2002, were discovered by management of the Company during the quarter ended June 30, 2004. Accordingly, the December 31, 2003 and 2002 financial statements have been restated and an adjustment has been made to retained earnings and accrued expenses as of December 31, 2003 and 2002 to correct the error.

                                            AJ. ROBBINS, PC
                                            CERTIFIED PUBLIC ACCOUNTANTS


DENVER, COLORADO
FEBRUARY 4, 2004
(Except for Note 14, as to which the date is July 27, 2004)

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (RESTATED)


                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                           $      14,899
    Restricted cash                                                           100,233
    Due from related parties                                                   29,099
    Bridge notes, related party                                                50,000
    Inventories                                                                20,000
    Prepaid expenses                                                        1,045,155
                                                                          --------------

        Total Current Assets                                                1,259,386

EQUIPMENT, NET                                                                  3,507
                                                                          --------------

                                                                        $   1,262,893
                                                                          ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
    Accounts payable, trade                                             $     112,759
    Accrued liabilities                                                       864,000
    Notes payable, related party                                               40,000
    Notes payable                                                           1,517,526
    Accrued interest expense                                                  454,736
                                                                          --------------

        Total current liabilities                                           2,989,021
                                                                          --------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value, 20,000,000 shares                            ---
      Authorized, -0- issued and outstanding
    Common stock, no par value, 480,000,000 shares
      Authorized, 35,002,197 issued and outstanding                        15,705,055
    Additional paid-in-capital                                              3,606,891
    Accumulated (deficit)                                                 (21,038,074)
                                                                          --------------

        Total stockholders' equity (deficit)                               (1,726,128)
                                                                          --------------

                                                                        $   1,262,893
                                                                          ==============


          See accompanying notes to consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                2003              2002
                                                           ---------------    --------------
                                                                               (RESTATED)
REVENUE                                                    $       ---     $       30,000
COST OF GOODS SOLD                                                 ---              8,600
                                                           ---------------    --------------

GROSS PROFIT                                                       ---             21,400
                                                           ---------------    --------------
OPERATING EXPENSES:
     Selling, general and administrative                     1,655,863            721,487
     Marketing                                               1,932,512             45,000
     Research and development                                  199,000             82,000
     Loss on write-down of inventory                               ---          1,894,342
     Loss on legal judgment                                        ---            411,500
                                                           ---------------    --------------

     Total expenses                                          3,787,375          3,154,329
                                                           ---------------    --------------

(LOSS) FROM OPERATIONS                                      (3,787,375)        (3,132,929)

OTHER INCOME (EXPENSE):
     Interest income                                               726                ---
     Interest expense                                         (208,063)          (232,345)
     Amortization of loan fees                                (235,136)            (5,752)
     Beneficial conversion feature of convertible debt        (495,305)          (113,000)
                                                           ---------------    --------------
             Total other income (expense)                     (937,778)          (351,097)
                                                           ---------------    --------------

(LOSS) FROM OPERATIONS BEFORE INCOME TAXES                  (4,725,153)        (3,484,026)

INCOME TAX EXPENSE                                                 ---                ---
                                                           ---------------    --------------

(LOSS) FROM CONTINUING OPERATIONS                           (4,725,153)        (3,484,026)

DISCONTINUED OPERATIONS:
  (Loss) from operations of discontinued subsidiaries (less
     applicable income tax expense of $-0-)                        ---           (149,745)
  Gain on disposal of subsidiaries, including
     provision of $-0- for operating losses during phase-out
     period less applicable income taxes of $-0-                   ---          1,490,553
                                                           ---------------    --------------

TOTAL GAIN FROM DISCONTINUED OPERATIONS                            ---          1,340,808
                                                           ---------------    --------------

  NET (LOSS)                                             $  (4,725,153)    $   (2,143,218)
                                                           ===============    ==============

NET (LOSS) PER SHARE - BASIC AND DILUTED:
   Continuing operations                                 $       (0.23)    $        (0.42)
   Discontinued operations:
     (Loss) from operations                                        ---              (0.02)
     Gain on disposal                                              ---               0.18
                                                           ---------------    --------------

                                                         $       (0.23)    $        (0.26)
                                                           ===============    ==============


WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                 20,919,845          8,212,300
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

                                                                                                           Total
                                                                                                       Stockholders'
                                           Common Stock              Additional       Accumulated          Equity
                                      Shares          Amount       Paid-in-Capital     (Deficit)         (Deficit)
                                    ------------    -----------    ---------------    -------------    --------------
BALANCE, DECEMBER 31, 2001            5,949,616   $  9,789,742      $   2,485,062    $ (14,169,703)    $  (1,894,899)
Conversion of convertible
  debt and accrued interest           2,072,464        505,238                ---              ---           505,238
Stock based compensation for
  consulting services                       ---            ---            111,112              ---           111,112
Common stock issued for
  services                              730,000        154,250                ---              ---           154,250
Stock issued in private
  placements, net of offering
  costs of $34,900                    2,121,312        364,100                ---              ---           364,100
Value of stock based
  compensation issued for
  sale of Dasibi                            ---            ---            160,993              ---           160,993
Value of beneficial
  conversion feature of
  convertible debt                          ---            ---            113,000              ---           113,000
Net (loss) for the year
  (Restated)                                ---            ---                ---       (2,143,218)       (2,143,218)
                                    ------------    -----------    ---------------    -------------    --------------

BALANCE, DECEMBER 31, 2002           10,873,392     10,813,330          2,870,167      (16,312,921)       (2,629,424)
Common stock issued for services      3,357,000      1,181,280                ---              ---         1,181,280
Common stock issued for loan fees       415,000        198,400                ---              ---           198,400
Conversion of convertible debt
  and accrued interest                3,889,044        573,805                ---              ---           573,805
Stock issued in private
  placements net of offering costs
  of $443,033                        15,907,903      2,876,222                ---              ---         2,876,222
Fair market value of repriced
  warrants                                  ---            ---             56,019              ---            56,019
Warrants issued for services                ---            ---            185,400              ---           185,400
Value of beneficial conversion
  feature of convertible debt               ---            ---            495,305              ---           495,305
Exercise of warrants                    559,858         62,018                ---              ---            62,018
Net (loss) for the year                     ---            ---                ---       (4,725,153)       (4,725,153)
                                    ------------    -----------    ---------------    -------------    --------------


BALANCE, DECEMBER 31, 2003           35,002,197   $ 15,705,055      $   3,606,891      (21,038,074)       (1,726,128)
                                    ============    ===========    ===============    =============    ==============


                    See accompanying notes to consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                    2003             2002
                                                               ---------------  ---------------
                                                                                  (RESTATED)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss) from continuing operations                            (4,725,153)      (3,484,026)
Adjustments to reconcile net loss to net cash (used in)
 operations:
   Beneficial conversion feature of convertible debt                495,305          113,000
   Stock issued for services                                      1,181,280          265,362
   Stock issued for loan fees                                       198,400              ---
   Warrants issued for services                                     185,400              ---
   Fair market value of repriced warrants                            56,019              ---
   Depreciation                                                         152              ---
   Changes in operating assets and liabilities:
          Accounts receivable                                        30,000          (30,000)
          Due from related parties                                  (29,099)             ---
          Inventories                                                   ---        1,894,342
          Prepaid expenses                                         (999,217)         (45,938)
          Accounts payable                                         (126,701)         222,950
          Accrued expenses                                          599,847          509,248
                                                               ---------------  ---------------


                    Net cash (used in) operating activities      (3,133,767)        (555,062)
                                                               ---------------  ---------------


CASH FLOWS (TO) INVESTING ACTIVITIES:


  Purchase of equipment                                              (3,659)             ---
  Bridge note to related party                                      (50,000)             ---
   (Increase) in restricted cash                                   (100,233)             ---
                                                               ---------------  ---------------

                    Net cash (used in) investing activities        (153,892)             ---
                                                               ---------------  ---------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                          3,319,255          399,000
  Payment of offering costs                                        (443,033)         (34,900)
  Proceeds from exercise of warrants                                 62,018              ---
  Proceeds from notes payable                                       450,000           57,526
  Payments on notes payable                                         (95,000)             ---
                                                               ---------------  ---------------

                  Net cash provided by financing activities       3,293,240          421,626
                                                               ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  5,581         (133,436)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        9,318          142,754
                                                               ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             14,899            9,318
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


Beginning in 2002, the Company began doing business as Universal Detection Technology and has focused its research and development efforts in developing a real time biological weapon detection device. On August 8, 2003, the shareholders approved the change of the name of Pollution Research and Control Corp. to Universal Detection Technology. To accelerate development of its initial biological weapon detection device, the Company has developed and is implementing a collaborative partnering strategy. Under this strategy, the Company identifies and partners with researchers and developers. The Company entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its bio-terrorism detection equipment and a license agreement with the California Institute of Technology, ("CalTech"), which granted the Company an exclusive worldwide license to products that incorporate patent rights referenced in the above technology affiliates agreement.



PRIOR PERIOD RESTATEMENT
During the quarter ended June 30, 2004, a change was made to the retained earnings and accrued expenses of the Company to correct the legal judgment recorded during the year ended December 31, 2002. The Company originally recorded the amount of damages sought by the plaintiff, rather than the amount of the final judgment. The Company has retroactively restated the net loss for the year ended December 31, 2002, increasing the net loss from $1,980,718 to $2,143,218 due to an adjustment of $162,500. (See Note 14.)


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


REVENUE RECOGNITION
Revenue will be recognized upon shipment of products. Title of goods is transferred when the products are shipped from the Company's facility. Income not earned will be recorded as deferred revenue.


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


STOCK-BASED COMPENSATION
The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees and allows for use of the intrinsic value method for stock-based compensation of employees under Accounting Principles Board Opinion No. 25.

Had compensation cost for the Company's stock-based compensation plans been determined using the fair value of the options at the grant date as prescribed by SFAS 123, the Company's pro forma net loss and loss per common share would be as follows:



                                                   FOR THE YEAR ENDED
                                                      DECEMBER 31,
                                                   2003           2002
                                                   ----           ----
               Net (loss):
               As reported                                               $
                                               $ (4,725,153)   (2,143,218)
               Stock based employee
                  compensation (as recorded):            ---           ---
               Stock based employee
                  compensation (fair value
                  method):                         1,995,000           ---
                                               -------------- -------------
               Proforma                        $ (6,720,153)  $(2,143,218)
                                               ============== =============

               Basic and diluted (loss) per share:
               As reported                     $      (0.23)  $     (0.26)
                                               ============== =============
               Proforma                        $      (0.32)  $     (0.26)
                                               ============== =============

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


EARNINGS PER COMMON SHARE
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for 11,834,560 and 10,201,038 shares at December 31, 2003 and 2002, respectively because the effect of each is antidilutive.


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

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple-Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company does not believe the adoption of EITF 00-21 will have a material impact on the Company's financial position or results of operations.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 3 - INVENTORIES


As part of the sale of Dasibi, the Company arranged with Dasibi that Dasibi would continue to house the inventory that was assigned to the Company. During the second quarter of 2002, Dasibi vacated its manufacturing space, and moved the inventory that was assigned to the Company to a location unknown to the Company. The Company currently is in the process of reviewing its rights under the circumstances and has been unsuccessful in locating the inventory. At December 31, 2002, the inventory was written down to reflect the loss. Remaining inventory consists entirely of finished goods.


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

NOTE 5 - NOTES PAYABLE, RELATED PARTY


During the year ended December 31, 2003, the company borrowed cash for operating expenses on a short-term basis from certain related entities, Astor and JRT Holdings. JRT Holdings is a company in which the Company's President and CEO has a 50% equity interest. The Company borrowed a total of $85,000 during the year ended December 31, 2003 and repaid a total of $45,000. Notes payable, related party consists of the following at December 31, 2003:




  Notes payable to JRT Holdings, interest at 9% per annum; principal and
      interest due April 2004, unsecured, converted from debenture   $     20,000

  Note payable to JRT Holdings, interest at 6% per annum, principal and interest due February 2004, unsecured, effective rate of interest,
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

NOTE 7 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2003 and 2002 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                         2003               2002
                                                   ---------------     --------------
     Computed expected income tax provision
       (benefit)                                   $ (1,606,000)        $  (673,000)
     Net operating loss carryforward increased        1,356,000             964,000
     Accrued litigation                                     ---              85,000
     Stock-based expenses                                82,000              93,000
     Beneficial conversion feature of
       convertible debt                                 168,000              38,000
     Gain on disposal of subsidiary                         ---            (507,000)
                                                   ---------------     --------------

          Income tax provision (benefit)           $        ---         $       ---
                                                   ===============     ==============


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 7 - INCOME TAXES (CONTINUED)

The components of the deferred tax assets and (liabilities) as of December 31, 2003 were as follows:

   Deferred tax assets:
   Temporary differences:
       Net operating loss carryforward                        $     5,002,000
       Valuation allowance                                         (5,002,000)
                                                                 --------------

       Net long-term deferred tax asset                       $           ---
                                                                 ==============

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2003 and 2002:

                                                             December 31,
                                                          2003           2002
                                                       -----------    ----------
   Deferred tax assets:
      Accrued expenses                                       --- $      (83,000)
      Depreciation                                           ---         (4,000)
      Increase in net operating loss carryforward       1,723,000     1,356,000
      Change in valuation allowance                    (1,723,000)   (1,335,000)
      Loss on previous joint venture investment
           with Logan                                        ---         66,000
                                                       -----------    ----------
                                                     $       ---   $        ---
                                                       ===========    ==========


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


During the second quarter of 2003, the Company agreed to reprice warrants to purchase 260,191 shares of common stock issued as incentive to exercise warrants from $4.00 per share to $0.10 per share. The repriced warrants were valued at $26,019, the fair market value using the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 1.12%, volatility was estimated at 91% and the expected life was one day. The value of the repriced warrants was expensed as stock based compensation. The warrants to purchase 259,858 shares of common stock were exercised for proceeds of $26,018.


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

NOTE 8- STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes the activity of options and warrants under all agreements and plans for the two years ended December 31, 2003:


                                       Number of                  Weighted Average
                                                                      Exercise
                               ---------------------------     -------------------------
                                  Options      Warrants          Price        Amount
                               ------------    -----------     --------     ------------
Outstanding, December 31,
  2001                           1,894,821     1,606,938      $   1.75      $ 6,121,004

Granted                            960,446     1,414,843           .64        1,508,492
Expired/cancelled                 (153,250)     (626,331)         1.17         (912,506)
                               ------------    -----------     --------     ------------

Outstanding, December 31,
  2002                           2,702,017     2,395,450          1.32        6,716,990

Granted                          6,800,000       949,300           .35        2,740,320
Repriced warrants exercised            ---      (559,858)         3.76       (2,102,445)
Expired/cancelled                 (163,000)     (289,349)         3.06       (1,382,879)
                               ------------    -----------     --------     -------------

Outstanding, December 31,
  2003                          9,339,017      2,495,543      $    .50      $ 5,971,986
                               ============    ===========     ========     =============





The following table summarizes information about stock options and warrants outstanding at December 31, 2003:




                              OPTIONS AND WARRANTS

-------------------------------------------------------------------------------------------
                              OUTSTANDING                                   EXERCISABLE

                                       WEIGHTED
                                        AVERAGE      WEIGHTED                 WEIGHTED
           RANGE OF                    REMAINING     AVERAGE                  AVERAGE
           EXERCISE       NUMBER      CONTRACTUAL    EXERCISE      NUMBER     EXERCISE
            PRICES     OUTSTANDING     LIFE-YEARS     PRICE      EXERCISABLE    PRICE
      ---------------- ------------   -------------  ---------   ------------  ------------
      $0.225 to $0.33    9,122,925        8.32        $0.323      9,122,925      $0.323
      $0.35 to $0.525      405,862        1.00        $0.442         405,86      $0.442
      $0.55 to $0.65       995,356        3.27        $0.594        995,356      $0.594
      $0.875 to $1.00    1,057,142        0.98        $0.912      1,057,142      $0.912
      $2.00 to $3.10       253,275        1.73        $2.244        253,275      $2.244
      ---------------  ------------   ------------  -----------   ---------    ------------

      $0.225 to $3.10   11,834,560        6.85        $ 0.50      11,834,56      $0.50
      ===============  ============   ============  ===========   =========    ============





The weighted average exercise price of options at their grant date during the year ended December 31, 2003 where the exercise price equaled the market price on the grant date, was $0.33. No such options were granted during the year ended December 31, 2002. The weighted average exercise price of options at their grant date during the years ended December 31, 2003 and 2002, where the exercise price exceeded the market price on the grant date, was $0.55, and $0.65. The weighted average exercise price of options at their grant date during the years ended December 31, 2003 and 2002, where the exercise price was less than the market price on the grant date, was $0.37, and $0.38.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 8- STOCKHOLDERS' EQUITY (CONTINUED)

The weighted average fair values of options at their grant date during the year ended December 31, 2003 where the exercise price equaled the market price on the grant date, were $0.29. The weighted average fair value of options at their grant date during the years ended December 31, 2003 and 2002, where the exercise price exceeded the market price on the grant date, was $0.55 and $0.14. The weighted average fair value of options at their grant date during the years ended December 31, 2003 and 2002, where the exercise price was less than the market price on the grant date, was $0.35 and $0.35. The estimated fair value of each option granted is calculated using the Modified European Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                             2003                2002
                                          -----------         ------------

          Risk-free interest rate            4.29%                2.86%

               Volatility                   93.41%               96.36%

             Expected life                9.27 years              2.59%

             Dividend yield                  0.00%                0.00%





NOTE 9- STOCK-BASED COMPENSATION


The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $54,345 and $79,674 during the years ended December 31, 2003 and 2002 respectively.

Effective August 18, 2003, the board of directors of the Company granted an option to the President and CEO to purchase 6,800,000 shares of the Company's common stock at $0.33 per share, the closing price on the date of the grant. The option expires in ten years and is fully vested and immediately exercisable on the date of grant. The fair value of the option is estimated at $1,995,000 based on the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 4.49%, volatility was estimated at 93.5% and the expected life was ten years.


NOTE 10 - COMMITMENTS AND CONTINGENCIES


LEGAL JUDGMENT
The Company leased its facilities under a long-term non-cancelable operating lease. The Company assigned the lease to Dasibi in March 2002. The Company was named in a lawsuit to collect past due rent. In November 2002, a judgment was entered against the Company for a total of $411,500, which has been accrued. (See Note 14.)

EMPLOYMENT AGREEMENT
In September 2001, the Company entered into an employment agreement with an individual serving in the capacity of Chairman of the Board, Chief Executive Officer and President of the Company. According to the agreement, there shall always be a minimum of at least five years remaining on the term of the agreement. Base salary is $250,000 to be adjusted on an annual basis, with an as yet undetermined cash bonus plan, provisions for use of a luxury automobile, club memberships, and insurance plans. In addition, as inducement to retain the services of the Officer, the Company granted the Officer options to purchase 1,150,000 shares of its common stock exercisable at $.30 per share. The Officer had waived claim to his cash compensation until June 1, 2003. In August 2003, the Board of Directors approved a bonus of $416,667 for the officer. The future minimum salary payable to the officer is $1,250,000.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)


LITIGATION
The Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.


LICENSE AGREEMENT
On September 30, 2003, the Company entered into a license agreement with CalTech whereby CalTech granted us an exclusive, royalty-bearing license to make, use, and sell all products that incorporate the technology that was developed under the Technology Affiliates Agreement with JPL and is covered by related patents. In addition, the grant includes a nonexclusive, royalty-bearing license to make derivative works of the technology. The Company is required to make quarterly royalty payments to CalTech, ranging from 2% to 4% of net revenues for each licensed product made, sold, licensed, distributed, or used by the Company and 35% of net revenues that the Company receives from sublicensing the licensed products. A minimum annual royalty of $10,000 is due to CalTech on August 1, 2005 and each anniversary thereof. The minimum royalty will be offset by the abovementioned royalty payments, if any.


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

NOTE 12 - SALE OF SUBSIDIARY AND DISCONTINUED OPERATIONS (CONTINUED)


Certain information with respect to discontinued operations of Dasibi is as follows:
                                                                      2002
                                                                 --------------

   Net sales                                                     $        ---
   Cost of sales                                                          ---
                                                                 --------------
   Gross profit                                                           ---

   Operating expenses                                                 149,745
                                                                 --------------

   (Loss) before income tax expense                                  (149,745)
   Income tax expense                                                     ---
                                                                 --------------


   (Loss) from discontinued operations                           $   (149,745)
                                                                 ==============



NOTE 13 - RELATED PARTY TRANSACTIONS


Effective June 1, 2003, the Company entered into an agreement with Astor Capital, Inc. ("Astor"), a company in which its President and Chief Executive Officer has a 50% equity interest and is a co-founder and managing partner. The agreement requires the Company to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised by the Company. During 2003 the Company paid Astor approximately $378,000 in related expenses.

In September 2003, the Company loaned $20,000 to NT Media Corp. of California, Inc. ("NT Media"), a related party entity in which Astor has a 6.4% equity interest and whose Director, Ali Moussavi, is a 50% partner in Astor. The bridge note is due upon the sooner of October 15, 2003, or upon NT Media raising additional funds of more than $50,000, and bears interest at the rate of 6%. The note has been extended by mutual consent and must be repaid from financing before any other creditor. In December 2003, the Company advanced another $10,000 and $20,000 under agreements, which provide for interest at 6% per annum and are due upon the sooner of February 24 and 29, 2004, respectively, or upon NT Media raising additional funds of more than $50,000. There is accrued interest of $445 due on these notes as of December 31, 2003.

Restricted cash consists of a certificate of deposit, which guarantees an irrevocable letter of credit. The letter of credit has been provided for the benefit of Astor.

During the year ended December 31, 2003, the Company advanced $28,654 to Astor.

The Company and Astor intend to enter into a sub-lease agreement during the first quarter of 2004. The Company's restricted cash currently guaranteeing its letter of credit for the benefit of Astor will be incorporated as a condition of the sub-lease agreement when executed. The amounts currently due from Astor will be applied to a lease deposit when the sub-lease is executed.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 14 - PRIOR PERIOD RESTATEMENT

The Company leased its facilities under a long-term non-cancelable operating leases. The Company assigned the lease to Dasibi in March 2002. The Company was named in a lawsuit to collect past due rent. In November 2002, a judgment was entered against the Company for a total of $411,500, which has been accrued.

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

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to year end, the Company sold 2,219,187 shares of its common stock for proceeds of $884,927. The Company paid placement fees totaling $91,783, which includes $26,504 paid to Astor.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 17, 2004        UNIVERSAL DETECTION TECHNOLOGY




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


Date:  September 17, 2004        */s/ Jacques Tizabi
                                 -----------------------------------------------
                                 Jacques Tizabi, President, Chief Executive
                                 Officer, Acting Chief Financial Officer and
                                 Chairman of the Board of Directors (Principal
                                 Executive, Financial and Accounting Officer)



Date:  September 17, 2004        *
                                 -----------------------------------------------
                                 Michael Collins, Secretary and Director



Date:  September 17, 2004        *
                                 -----------------------------------------------
                                 Matin Emouna, Director



* By /s/ Jacques Tizabi
     ------------------------------------
     Jacques Tizabi, attorney-in-fact


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

