Form 10QSB/A
period 2004-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2004-09-23
CIK 763950

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)


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

                                   Yes X No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 39,750,632 shares issued and outstanding as of May 13, 2004.

     Transitional Small Business Disclosure Format (check one): Yes X No __

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

               Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003 (unaudited)..........................4

               Consolidated Statement of Changes in Stockholders' (Deficit)
                    Equity for the three months ended March 31, 2004 (unaudited)............5

               Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003 (unaudited).....................6

               Notes to Consolidated Financial Statements...................................7

PART II        OTHER INFORMATION...........................................................21

Item 6.        Exhibits and Reports on Form 8-K............................................22




PURPOSE OF THIS AMENDMENT NO. 1.


This Amendment No. 1 to our Form 10-QSB for the quarter ended March 31, 2004, is being filed to reflect a change that was made to our retained earnings and accrued expenses to correct a legal judgment recorded during the year ended December 31, 2002. We originally recorded the amount of damages sought by the plaintiff, rather than the amount of the final judgment. We have retroactively restated net loss for the year ended December 31, 2002, increasing the net loss from $1,980,718 to $2,143,218 due to an adjustment of $162,500. Accordingly, the March 31, 2004 financial statements have been restated in this Amendment No. 1 and an adjustment has been made to retained earnings and accrued expenses as of March 31, 2004 to correct the error. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.



                                     PART I

                              FINANCIAL INFORMATION


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                     PAGE


Unaudited Consolidated Balance Sheet                                                   2

Unaudited Consolidated Statements of Operations                                        3

Unaudited Consolidated Statements of Changes in Stockholders' Equity (Deficit)         4

Unaudited Consolidated Statements of Cash Flows                                        5

Notes to Unaudited Consolidated Financial Statements                                   6




                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (RESTATED)

                                     ASSETS


CURRENT ASSETS:
    Cash                                                                $     186,686
    Restricted cash                                                           100,605
    Due from related party                                                     46,980
    Inventories                                                                20,000
    Prepaid expenses                                                          639,239
                                                                          --------------

        Total Current Assets                                                  993,510

EQUIPMENT, NET                                                                 53,099
                                                                          --------------

                                                                        $   1,046,609
                                                                          ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable, trade                                             $     152,653
    Accrued liabilities                                                       866,500
    Notes payable, related party                                               40,000
    Notes payable                                                           1,257,526
    Accrued interest expense                                                  484,471
                                                                          --------------

        Total current liabilities                                           2,801,150
                                                                          --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value, 20,000,000 shares                            ---
      Authorized, -0- issued and outstanding
    Common stock, no par value, 480,000,000 shares
      Authorized, 38,814,922 issued and outstanding                        17,221,632
    Additional paid-in-capital                                              3,606,891
    Accumulated (deficit)                                                 (22,583,064)
                                                                          --------------

        Total stockholders' equity (deficit)                               (1,754,541)
                                                                          --------------

                                                                        $   1,046,609
                                                                          ==============




     See accompanying notes to unaudited consolidated financial statements.




                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                2004              2003
                                                           ---------------    --------------

REVENUE                                                     $      ---     $          ---
COST OF GOODS SOLD                                                 ---                ---
                                                           ---------------    --------------

GROSS PROFIT                                                       ---                ---
                                                           ---------------    --------------

OPERATING EXPENSES:
     Selling, general and administrative                       654,253             99,914
     Marketing                                                 806,211                ---
                                                           ---------------    --------------

     Total expenses                                          1,460,464             99,914
                                                           ---------------    --------------

(LOSS) FROM OPERATIONS                                      (1,460,464)           (99,914)

OTHER INCOME (EXPENSE):
     Interest income                                             1,097                 48
     Interest expense                                          (42,363)           (49,783)
     Amortization of loan fees                                 (43,260)           (30,000)
                                                           ---------------    --------------
                     Net other income (expense)                (84,526)           (79,735)
                                                           ---------------    --------------

  NET (LOSS)                                             $  (1,544,990)    $     (179,649)
                                                           ===============    ==============


NET (LOSS) PER SHARE - BASIC AND DILUTED                 $       (0.04)    $        (0.01)
                                                           ===============    ==============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                 37,375,750         12,657,459
                                                           ===============    ==============


     See accompanying notes to unaudited consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004



                                                                                                                        Total
                                                 Common Stock                 Additional          Accumulated       Stockholders'
                                                                                                                       Equity
                                           Shares            Amount        Paid-in-Capital         (Deficit)          (Deficit)
                                        -------------     -------------    -----------------     --------------    ----------------

BALANCE, DECEMBER 31, 2003
        (RESTATED)                      35,002,197     $  15,705,055        $     3,606,891     $  (21,038,074)    $ (1,726,128)


Stock issued in private
placements net of offering costs of
$181,098                                 3,812,725         1,516,577                    ---                ---        1,516,577


Net (loss) for the period                      ---               ---                    ---          (1,544,990)     (1,544,990)
                                        -------------     -------------    -----------------     --------------    ----------------
BALANCE, MARCH 31, 2004                 38,814,922    $   17,221,632       $      3,606,891      $  (22,583,064)   $ (1,754,541)
                                        =============     =============    =================     ==============    ================

     See accompanying notes to unaudited consolidated financial statements.



                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                 2004                 2003
                                                           ----------------     ---------------


CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                   (1,544,990)            (179,649)
Adjustments to reconcile net (loss) to net cash (used in)
 operations:
   Stock issued for services                                        ---               11,280
   Fair market value of repriced warrants                           ---               30,000
   Depreciation                                                   1,165                  ---
   Changes in operating assets and liabilities:
          Prepaid expenses                                      405,916              (10,938)
          Accounts payable and accrued expenses                  72,129              (59,452)
                                                           ----------------     ---------------

                Net cash (used in) operating activities      (1,065,780)            (208,759)
                                                           ----------------     ---------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

  Purchase of equipment                                         (50,757)                 ---
  Payment s received on bridge note to related party             50,000                  ---
  Advances to related party                                     (17,881)                 ---
  (Increase) in restricted cash                                    (372)                 ---
                                                           ----------------     ---------------

                Net cash (used in) investing activities         (19,010)                 ---
                                                           ----------------     ---------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                      1,697,675              195,131
  Payment of offering costs                                    (181,098)             (19,491)
  Proceeds from exercise of warrants                                ---               36,000
  Payments on notes payable                                    (260,000)                 ---
                                                           ----------------     ---------------

              Net cash provided by financing activities       1,256,577              211,640
                                                           ----------------     ---------------

NET INCREASE IN CASH                                            171,787                2,881

CASH, BEGINNING OF PERIOD                                        14,899                9,318
                                                           ----------------     ---------------

CASH, END OF PERIOD                                             186,686             $ 12,199
                                                           ================     ===============




     See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Universal Detection Technology, formerly Pollution Research and Control Corp., included in Form 10-KSB/A for the fiscal year ended December 31, 2003.

On August 8, 2003, the shareholders approved the change of the name of Pollution Research and Control Corp. to Universal Detection Technology.


PRIOR PERIOD RESTATEMENT
During the quarter ended June 30, 2004, a change was made to the retained earnings and accrued expenses of the Company to correct the legal judgment recorded during the year ended December 31, 2002. The Company originally recorded the amount of damages sought by the plaintiff, rather than the amount of the final judgment. The Company has retroactively restated net loss for the year ended December 31, 2002, increasing the net loss from $1,980,718 to $2,143,218 due to an adjustment of $162,500. (See Note 5.)


NOTE 2. EARNINGS PER COMMON SHARE


The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for 11,772,657 and 9,443,989 shares March 31, 2004 and 2003, respectively, because the effect of each is antidilutive.


NOTE 3. STOCKHOLDERS' EQUITY

During the three months ended March 31, 2004, the Company sold 3,812,725 shares of common stock for a total of $1,697,675. The Company paid placement fees totaling $181,098 which includes $96,184 in placement fees to Astor Capital ("Astor"), a company in which its President and CEO has a 50% equity interest and is a co-founder and managing partner, and $84,914 in placement fees to an unrelated entity. Certain investors received warrants to purchase 166,668 shares of the Company's common stock at $0.90 per share in connection with the sale of stock.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

NOTE 4. RELATED PARTY TRANSACTIONS

Effective June 1, 2003, the Company entered into an agreement with Astor that requires the Company to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised by the Company. For the three months ended March 31, 2004, the Company paid a total of $171,184 under this agreement.


Restricted cash consists of a certificate of deposit, which guarantees an irrevocable letter of credit. The letter of credit has been provided for the benefit of Astor.


The Company and Astor intend to enter into a sub-lease agreement during 2004. The Company's restricted cash currently guaranteeing its letter of credit for the benefit of Astor will be incorporated as a condition of the sub-lease agreement when executed. The amounts currently due from Astor will be applied to a lease deposit when the sub-lease is executed.

NOTE 5. PRIOR PERIOD ADJUSTMENT


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


NOTE 6.  SUBSEQUENT EVENTS



Subsequent to March 31, 2004, the Company issued 93,200 shares of its common stock for proceeds of $59,560. The Company paid related placement fees of $2,547 to Astor.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.


          31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated September 17, 2004.

          32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated September 17, 2004.


     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIVERSAL DETECTION TECHNOLOGY




Date: September 17, 2004            /s/  Jacques Tizabi
                                    --------------------------------------------
                                    By:  Jacques Tizabi
                                    Its: President, Chief Executive Officer and
                                         Chairman of the Board