Form 10QSB
period 2004-09-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2004-11-22
CIK 763950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

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

                                   Yes X   No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 47,934,161 shares issued and outstanding as of November 8, 2004.

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

               Consolidated Balance Sheet as of September 30, 2004 (unaudited)..............3

               Consolidated Statements of Operations for the Three Months
               Ended September 30, 2004 and September 30, 2003 (unaudited)..................4

               Consolidated Statements of Operations for the Nine Months
               Ended September 30, 2004 and September 30, 2003 (unaudited)..................5

               Consolidated Statements Ended September 30, 2004  and
               September 30, 2003 (unaudited)...............................................6

               Notes to Consolidated Financial Statements...................................7

Item 2.        Plan of Operation...........................................................13

Item 3.        Controls and Procedures.....................................................25

PART II        OTHER INFORMATION...........................................................26

Item 1.        Legal Proceeding............................................................26

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.................26

Item 3.        Defaults Upon Senior Securities.............................................27

Item 4.        Submission of Matters to a Vote of Security Holders.........................27

Item 5.        Other Information...........................................................27

Item 6.        Exhibits....................................................................27


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                  $    429,052
     Certificates of deposit                                                       1,155,396
     Restricted cash                                                                 101,395
     Employee advances                                                                21,975
     Deferred interest expense                                                        24,300
     Prepaid expenses                                                                475,958
                                                                               --------------

          Total current assets                                                     2,208,076

     DEPOSITS                                                                         10,226
     EQUIPMENT, NET                                                                  109,979
     PATENT COSTS                                                                     31,022
                                                                               --------------

                                                                                $  2,359,303
                                                                               ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable, trade                                                    $    179,318
     Accrued liabilities                                                             964,026
     Notes payable, related party                                                     42,000
     Notes payable                                                                 1,169,766
     Accrued interest expense                                                        448,487
                                                                               --------------

     Total current liabilities                                                     2,803,597
                                                                               --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value, 20,000,000 shares
          Authorized, -0- issued and outstanding                                           -
     Common stock, no par value, 480,000,000 shares
          Authorized, 47,566,523 issued and outstanding                           21,303,502
     Additional paid-in-capital                                                    3,628,381
     Accumulated (deficit)                                                       (25,376,177)
                                                                               --------------

     Total stockholders' equity (deficit)                                           (444,294)
                                                                               --------------

                                                                                $  2,359,303
                                                                               ==============

     See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                        2004                   2003
                                                   ----------------      -----------------

REVENUE:                                           $             -          $           -
                                                   ----------------      -----------------

OPERATING EXPENSES:
     General and administrative                          1,359,097              1,584,022
     Research and development                               20,000                 30,000
     Depreciation and amortization                           3,250                      -
                                                   ----------------      -----------------

     Total costs and expenses                            1,382,347              1,614,022
                                                   ----------------      -----------------

OPERATING INCOME (LOSS)                                 (1,382,347)            (1,614,022)

OTHER INCOME (EXPENSE):
        Forgiveness of accrued interest payable             39,268                      -
        Interest income                                      4,825                      -
        Interest expense                                   (37,328)               (55,676)
        Loan fees                                           (1,250)               (41,500)
                                                   ----------------      -----------------

     Net other income (expense)                              5,515                (97,176)
                                                   ----------------      -----------------
                                                                 -
  NET LOSS                                         $    (1,376,832)         $  (1,711,198)
                                                   ================      =================

Income (loss) per common share-basic
     and diluted                                   $         (0.03)         $       (0.08)
                                                   ================      =================
Weighted average number of common shares
     outstanding:                                       46,754,352             21,058,963
                                                   ================      =================




     See accompanying notes to unaudited consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,

                                                                        2004              2003
REVENUE:                                                         $    25,000        $        -
                                                                --------------    --------------
OPERATING EXPENSES:
      General and administrative                                   4,219,499         2,263,408
      Research and development                                        20,000           199,000
      Depreciation and amortization                                    6,895                 -
                                                                --------------    --------------
           Total costs and expenses                                4,246,394         2,462,408
                                                                --------------    --------------
                      OPERATING INCOME (LOSS)                     (4,221,394)       (2,462,408)

      OTHER INCOME (EXPENSE):
         Forgiveness of accrued interest payable                      39,268                 -
         Interest income                                               7,286                48
         Interest expense                                           (118,755)         (158,954)
         Loan fees                                                   (44,510)         (100,000)
                                                                --------------    --------------
                     Net other income (expense)                     (116,711)         (258,906)
                                                                --------------    --------------
      INCOME (LOSS) BEFORE TAXES                                  (4,338,105)       (2,721,314)

      PROVISION FOR INCOME TAXES                                           -                 -
                                                                --------------    --------------
      NET LOSS                                                   $(4,338,105)      $(2,721,314)
                                                                ==============    ==============
      Income (loss) per common share - basic
         and diluted                                             $     (0.10)      $     (0.17)
                                                                ==============    ==============
      Weighted average number of common shares
         outstanding:                                             41,326,282        16,445,533
                                                                ==============    ==============


     See accompanying notes to unaudited consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE NINE MONTHS
                                                                                     ENDED
                                                                                 SEPTEMBER 30,


                                                                            2004               2003
                                                                       ----------------   ---------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
        Net loss                                                          $(4,338,105)      $(2,721,314)
        Adjustments to reconcile net loss to net cash
           (used in) operations:
           Stock issued for services                                          310,400         1,121,280
           Stock issued for loan fees                                               -            45,000
           Warrants issued for services                                        21,490                 -
           Fair value of repriced warrants                                          -            56,019
           Forgiveness of accrued interest payable                             39,268                 -
           Depreciation and amortization                                        6,895                 -
           Changes in operating assets and liabilities:
                  Accounts receivable                                               -            30,000
                  Employee advances                                           (21,975)                -
                    Inventories                                                20,000                 -
                    Deferred interest                                         (24,300)                -
                  Prepaid expenses                                            569,197          (995,419)
                  Accounts payable and accrued expenses                       218,477           522,254
                                                                       ----------------   ---------------

                  Net cash (used in) operating activities                  (3,198,653)       (1,942,180)
                                                                       ----------------   ---------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
          Advances to related party                                            (6,572)          (20,000)
          Payments received on bridge note to related party                    50,000                 -
          Purchase of Certificates of Deposit                              (1,155,396)                -
          Increase in restricted cash                                          (1,162)                -
          Investment in patent                                                (31,022)                -
          Purchase of property and equipment                                  (87,922)                -
                                                                       ----------------   ---------------

        Net cash (used in) investing activities                            (1,232,074)          (20,000)
                                                                       ----------------   ---------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
          Proceeds from issuance of common stock                            5,949,675         2,074,903
          Payment of offering costs                                          (714,628)         (277,714)
          Proceeds from exercise of warrants                                   20,000            62,018
          Proceeds from notes payable                                               -           230,000
          Payments on notes payable                                          (410,167)          (95,000)
                                                                       ----------------   ---------------
        Net cash provided by financing activities                           4,844,880         1,994,207
                                                                       ----------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          414,153            32,027

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 14,899             9,318
                                                                       ----------------   ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   429,052       $    41,345
                                                                       ================   ===============

     See accompanying notes to unaudited consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Universal Detection Technology and Subsidiaries included in the Form 10-KSB for the fiscal year ended December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK BASED COMPENSATION

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

VALUATION OF THE COMPANY'S COMMON STOCK

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Black-Scholes Model for American options to estimate the fair market value.

REVENUE RECOGNITION

The Company recognized $25,000 of revenue in accordance with its agreement with Rutgers University. The Company completed all obligations under the agreement.

PATENTS

Patents and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"), the Company periodically evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets have been made.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2004

EARNINGS PER COMMON SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for 21,156,267 and 13,060,109 shares at September 30, 2004 and 2003, respectively because the effect of each is antidilutive.

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

NOTE 3 - NOTES PAYABLE, RELATED PARTY

During the year ended December 31, 2003, the Company borrowed $20,000 for operating expenses on a short-term basis from JRT Holdings ("JRT"), a company in which the Company's President and CEO holds a 50% equity interest. The Company was also subject to an additional $20,000 note payable, which replaced a convertible debenture owed to JRT during 2003. On September 21, 2004, these notes payable were amended, combined and extended to December 31, 2004, with total interest fixed at $2,000. The Company has recognized a $658 gain on forgiveness of accrued interest as a result of the amended agreement. On October 29, 2004, the combined note was further amended, reducing total interest to $750 as consideration for payment on that date. The note payable and accrued interest were paid October 29, 2004 at which time the Company recognized an additional $1,250 gain on forgiveness of accrued interest.

NOTE 4 - NOTES PAYABLE

The Company entered into a contingent settlement agreement on July 26, 2004 related to $440,765 of notes payable to individuals and related accrued interest. In July 2003, the Company paid a total of $73,333 towards the debt and agreed to pay a total of $298,667, including interest through January 2006 in full payment. The Settlement Agreement provides for an accelerated payment schedule at the Company's option, which would reduce the total payment made by the Company by approximately $12,000. At such time as the terms of the Settlement Agreement are satisfied, the Company will recognize a gain on restructuring of debt as appropriate.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2004

Pursuant to a letter agreement dated as of August 10, 2004, the Company entered into an agreement to settle a note payable in the amount of $200,000 plus accrued interest. The parties agreed to settle the debt for $261,000 payable as follows: Twelve consecutive payments of $12,500 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $95,000 payable on July 31, 2005; and a one-time interest payment of $16,000 on July 31, 2005. This agreement includes an additional $7,500 as inducement to the note holder to enter into the extended agreement, which will be amortized as a loan fee over the terms of the agreement.

On August 10, 2004, the Company entered into an agreement to settle a note payable in the amount of $100,000 plus accrued interest. The parties agreed to settle the debt for $130,800 payable as follows: Twelve consecutive payments of $6,000 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $50,500 payable on July 31, 2005; and a one-time interest payment of $8,300 on July 31, 2005. The Company has recognized a $38,610 gain on forgiveness of accrued interest related to this transaction.

The Company agreed to settle accrued interest of $33,000 on a note payable by issuing 206,250 shares of common stock at the rate of $0.16 per share.

NOTE 5 - STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT

On April 29, 2004, the Company commenced a private placement, offering for sale a minimum of $250,000 of Units on a "best efforts all or none" basis and an additional of $750,000 of Units on a "best efforts" basis. Upon mutual agreement between the Company and the placement agent, the Company offered an additional $2,000,000 of Units. The offering was completed in July 2004, generating gross proceeds of $3,000,000. The Company paid placement fees of $414,640 related to the offering.

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

Pursuant to the agreement with the placement agent, following closing of the private placement offering, the Company amended the terms of its agreement with Astor Capital, Inc. ("Astor"), a company in which the Company's President and CEO owns 50% of the common stock, for investment banking and strategic advisory services, reducing the monthly payment to Astor to a sum no greater than $5,000 per month commencing April 29, 2004, and for the nine months thereafter. The agreement with Astor was terminated effective September 30, 2004.

In addition, the Company's Chief Executive Officer agreed to defer payment of all accrued wages and future compensation due to him in excess of $150,000 per year for nine months from April 29, 2004. (See Note 6)

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2004

SALES OF COMMON STOCK

During the nine months ended September 30, 2004, the Company sold 11,772,520 shares of common stock for a total of $5,949,675. The Company paid placement fees totaling $714,628 which includes $105,576 in placement fees to Astor and $609,053 in placement fees to an unrelated entity. Certain investors received warrants to purchase 6,166,668 shares of the Company's common stock at $0.50, 0.70, and $0.90 per share in connection with the sale of stock. The Company also issued warrants to purchase 3,600,000 shares of its common stock as placement fees. The warrants are exercisable at $0.50 per share and expire in July 2009. Certain of these stock and warrant issuances were included in the discussion entitled Private Placement above.

STOCK ISSUED FOR SERVICES

On September 8, 2004, the Company entered into a Product Sales and Marketing Consulting Agreement with an unrelated individual, commencing September 8, 2004 and ending December 31, 2006. As compensation for the services to be rendered, the Company issued 410,000 shares of its no par value common stock. On the effective date of the agreement, the shares had a fair value of $254,200 and have been recorded as prepaid expenses to be amortized over the term of the agreement. For the quarter ended September 30, 2004, the Company recognized $9,079 as stock based compensation expense related to this agreement.

In June 2004, the Company issued 10,000 shares of its common stock for consulting services. The shares were valued at $9,000, the fair market value of the stock on the date issued.

Pursuant to a binding Letter of Intent dated March 18, 2002, in connection with the sale of its wholly owned subsidiary, Dasibi Environmental Corp., the Company was obligated to issue 100,000 shares of its common stock to the purchaser of Dasibi. During the nine months ended September 30, 2004, the Company issued these 100,000 shares of common stock. The shares were valued at $40,000, the fair market value of the stock on March 18, 2002.

ISSUANCE OF OPTIONS AND WARRANTS

On August 10, 2004, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business and corporate affairs matters. The agreement expires December 31, 2004. The terms of the agreement provide for an initial payment of $4,500, plus $7,500 per month beginning September 1, 2004. In addition, as inducement to enter into the agreement, the consultant received 10,000 shares of the Company's no par value common stock and a option to purchase 60,000 shares of the Company's common stock, exercisable immediately, at prices ranging from $0.75 per share to $1.75 per share. The 10,000 shares issued had a value of $ 7,200 on August 10, 2004. The option was valued at $21,490 using the Black Scholes model for American options, with volatility of 90.27% and a risk free interest rate of 2.89%. The market price of the common stock on the date of the grant of $0.72. The value of the stock and option has been expensed.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2004

On October 6, 2004, the Company entered into a Product Sales and Marketing Consulting Agreement with an unrelated entity for a period of two years. As compensation for services to be rendered, the Company issued a warrant to purchase 250,000 shares of the Company's no par value common stock, exercisable immediately through October 6, 2007 at the price of $0.53 per share. The warrant was valued at $79,500 using the Black Scholes model for American options, with volatility of 90.27% and a risk free interest rate of 2.87%. The market price of the common stock on the date of the grant of $0.54. The value of the warrant is being amortized over the term of the agreement.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

On August 23, 2004, the Company entered into an amendment of the employment agreement with its President and Chief Executive Officer, originally dated September 25, 2001. The amendment provides that $100,000 of the Officer's annual salary shall be accrued as payable until such time as the Company has the financial resources to pay any or all of the accrued amount. The agreement also provides for salary increases of 5% per year commencing January 1, 2006, and an extension of the term of the agreement until December 31, 2010. In addition, automobile cost is limited to a maximum of $2,500 per month and the Company will reimburse the officer for individual life insurance premiums up to $1,000 per month and for health insurance premiums and related expenses.

On October 1, 2004, the Company entered into an employment agreement with its Vice President of Global Strategy. For the period from October 1 through December 31, 2004, compensation is $35,000 per month. Thereafter, the agreement provides for salary of $150,000 per year plus health care costs not to exceed $400 per month. Employment is `at will' and may be terminated by either party at any time.

NOTE 7 - RELATED PARTY TRANSACTIONS

Effective June 1, 2003, the Company entered into an agreement with Astor. The agreement required the Company to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised by the Company. The Company amended the terms of its agreement for investment banking and strategic advisory services, reducing the monthly payment to a sum no greater than $5,000 per month commencing April 29, 2004 and for the nine months thereafter. During the nine months ended September 30, 2004, the Company paid Astor approximately $230,576 under this agreement, which includes monthly fees, placement fees, and loan fees. Effective September 30, 2004, the agreement was terminated.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 2004

NOTE 8- PRIOR PERIOD RESTATEMENT

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

NOTE 9 - SUBSEQUENT EVENTS

On October 14, 2004, the Company entered into an assignment of a lease agreement (sublease) for office space with Astor Capital, effective November 1, 2004. The agreement provides for the sublease of office common areas to Astor for a monthly fee equal to $500 per month. The sublease assigns to the Company all right, title and interest in and to any security deposit or other refundable amounts to which Astor may be entitled. The Company has been assigned the rights to the related security deposit of $10,226 and leasehold improvements of $25,445 and has recorded such amounts, offsetting related amounts due from Astor.

On October 18, 2004, the board of directors of the Company agreed to compensate independent directors the sum of $15,000 each, less all amounts previously paid, for services through December 31, 2004. They also agreed to compensate the independent directors $5,000 for their services to be rendered for the period January 1, 2005 through December 31, 2005.

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

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of the date of the date of its filing, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the Securities and Exchange Commission, which we refer to as the SEC, after the date of the filing of this report at our website at www.udetection.com or at the SEC's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

OVERVIEW

We are engaged in the research and development of bio-terrorism detection devices. After engaging in initial research and development efforts, we determined to pursue a strategy to identify qualified strategic partners and collaborate to develop commercially viable bio-terrorism detection devices. Consistent with this strategy, in August 2002, we entered into a Technology Affiliates Agreement with the Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bio-terrorism detection equipment. JPL is a federally funded research and development center sponsored by NASA and also is an operating division of the California Institute of Technology, or Caltech, a private non-profit educational institution.

Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product which we refer to as the Anthrax Smoke Detector. The Anthrax Smoke Detector is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device operates to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax. Under our agreement with JPL, we paid it approximately $250,000 for its services and we received an option to license all technology developed under the Technology Affiliates Agreement from Caltech. On September 30, 2003, we exercised our option and Caltech granted to us a worldwide exclusive license to the patent rights referenced in the Technology Affiliates Agreement and a worldwide nonexclusive license to rights in related proprietary technology. To maintain our license with Caltech, a minimum annual royalty of $10,000 is due to Caltech on August 1, 2005, and each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. Pursuant to the terms of the license, we must pay four percent royalties on product sales in countries where a patent is issued and two percent royalties on product sales in countries where a patent is not issued, as well as 35 percent of net revenues received from sublicensees.

PLAN OF OPERATION

In May 2004, we unveiled the first functional prototype of our Anthrax Smoke Detector. The prototype operated on external software. In July 2004, we commenced simulated tests with benign bacterial spores having Anthrax-like properties in order to fine tune our product. We expect these benign spores to be as effective as Anthrax spores for testing purposes because our device is designed to detect an increase in bacterial spore concentration levels. Based on the results we obtain, we intend to modify the specifications to our product, if necessary, and to order several units from Met One Instruments, a third-party manufacturer that assembled our first commercial prototype. During the remainder of 2004 and through the summer of

2005, we plan to engage in field testing of these units in different environments and conditions and to use the empirical data gained from the testing to further improve the design and functionality of our product.

We are engaged in discussions with Rutgers University to perform our field testing, which we expect to commence following the testing performed by JPL in order to incorporate the findings of the JPL testing into the product provided to Rutgers. The Center for Advanced Infrastructure and Transportation at Rutgers was given an initial (Phase I) grant from the National Science Foundation to conduct a preliminary study on methods to protect the nation's transportation infrastructure against a potential airborne biological attack. Rutgers identified us as a partner in this project. At this time, Rutgers has applied for a Phase II grant from the National Science Foundation. Rutgers would use the proceeds from this grant to implement its site-specific emergency management response protocol. Rutgers orally has agreed to incorporate our bio-detection technology in its response protocol. Rutgers has informed us that it intends to select a facility managed by the NY/NJ Port Authority to run simulated tests. Rutgers will manage all details relating to the implementation of the program. We hope to initiate the field testing with Rutgers by January 2005.

We plan to continue to market and sell the current version of our Anthrax Smoke Detector while we engage in field testing. We intend to initiate orders of our Anthrax Smoke Detector with Met One Instruments based on sales orders we receive. In connection with our sales and marketing efforts, we hope to sell units to customers in specific sectors in the market including, sports stadiums, conventions centers, and casinos. We believe that these sales will provide us a well-defined customer base to use as a reference in connection with our marketing campaign in 2005.

We have not realized any revenues from sales of our products since the beginning of fiscal 2002, the commencement of development of our Anthrax Smoke Detector. In the third quarter of 2004, we received our first purchase order for a minimum of one and up to 10 Anthrax detection devices. The purchase order was made by Global Baggage Protection Systems, which is doing business as Secure Wrap, a company based in Miami, Florida. The purchase order is contingent upon Secure Wrap's satisfaction of the first unit shipped to it. Secure Wrap may accept or return the device within 90 days. If Secure Wrap accepts the detection device, the purchase order calls for us to ship one device every two months over the next 18 months.

Also in the third quarter of 2004, we reached an oral agreement in principal with KAL Consultants, Inc., pursuant to which it will assist us with marketing and sales efforts. We made an initial payment to KAL Consultants and it commenced services to us consisting principally of arranging meetings with potential buyers of our device, including Secure Wrap. At this time, we have not entered into any agreements with any third parties regarding the manufacturing of our product, but Met One Instruments has indicated to us that it will be capable of producing between 50 to 100 units per month.

During the next 12-month period, we also plan on securing and leasing a testing facility close to the JPL laboratories where we would be able to implement a quality assurance program and test our products against the required specifications before shipping them to customers. We believe that the proximity to JPL and in particular to Caltech will help us by utilizing the knowledge of graduate and PhD students familiar with the project in a consultant or employment capacity.

During the first nine months of 2004, we hired four additional employees and increased our use of consultants for corporate development purposes, including further development of our strategic business plan to sell our Anthrax Smoke Detector. We anticipate hiring up to three additional employees in the next 12 months, one of whom would concentrate on marketing our Anthrax Smoke Detector to both the public and private sector. Upon establishment of the testing facility, we intend to hire up to two employees to assist with the testing of the products.

During the nine months ended September 30, 2004 we spent an aggregate of $4,220,000 on selling, general and administrative expenses and marketing expenses representing an 86% increase over the comparable year-ago period. The significant increase in our selling, general and administrative expenses in the nine months ended September 30, 2004 principally is due to an increase of $228,000, or 375%, in legal expense, $57,000 in rent expense (when in the prior comparable period we did not have rent expense), $102,000, or 216%, relating to travel for business development, $901,000, or 211% in consulting fees, and $705,000, or 57%, in capital raising. In connection with our selling, general and administrative expenses, we engaged seventeen consultants during the nine months ended September 30, 2004 and paid an aggregate of $2.6 million of cash and stock based compensation in consulting fees. The consulting services include marketing, services of finders and brokers in connection with sales of securities, public and investor relations, administrative oversight of research and development and management of our relationship with JPL, and Scientific Advisory Board services.

We also have incurred a significant increase in our marketing expenses during these periods in comparison to the prior periods. We retained several consultants to help promote awareness of and create an interest in our product and company in the United States and abroad, facilitate contacts with strategic individuals and agencies, and assist in arranging meetings in connection with the manufacturing, distribution, and sale of our product. We also attended several trade shows in the United States and abroad, including England and France, made several presentations to various private and public entities in the United States, England, and France.

During the nine months ended September 30, 2004, we incurred $20,000 of research and development expenses related to the use of our finished goods inventory in our research and development efforts. Under our agreement with JPL, we were required to pay the entire estimated cost of $249,000 in advance of JPL commencing its research and development work. If these funds are depleted, we may be required to provide additional funds in advance of further work by JPL. Representatives of JPL have informed us that JPL expects to complete the project, without requiring additional funds from us, during the first quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

On April 29, 2004, we commenced a private offering of our securities. In this private placement, we sold $3.0 million of Units. The offering was made solely to accredited investors through Meyers Associates, L.P., a registered broker dealer firm. Each Unit consists of one share of common stock and a Class A Warrant and a Class B Warrant. The offering price per Unit was $0.50. Both the Class A and Class B Warrants are exercisable by the holder at any time up to the expiration date of the warrant, which is five years from the date of issuance. In the aggregate, the investors purchased 6,000,000 shares of common stock, Class A Warrants to purchase 3,000,000 shares of common stock at $0.50 per share and Class B Warrants to purchase 3,000,000 shares of common stock at $0.70 per share. Meyers received a sales commission equal to 10% of the gross proceeds and payment of 3% of the gross proceeds for a non-accountable expense allowance for an aggregate payment of $403,140. Meyers and its agents also received Class A Warrants to purchase an aggregate of 2,400,000 shares of common stock as consideration for their services as placement agent. In connection with the private placement, we also entered into a consulting agreement with Meyers for an 18 month term, whereby Meyers will provide us consulting services related to corporate finance and other financial service matters and will receive $7,500 per month, as well as Class A Warrants to purchase 1,200,000 shares of our common stock.

The net proceeds to us from the sale of the Units were approximately $2.5 million. We require approximately $2.0 million in the next 12 months to complete our existing prototype, engage in testing of the device, and revise the technology or reengineer the device as may be necessary or desirable and otherwise execute our business plan. As a result of the private placement, we believe we have sufficient capital to fund our operating expenses for the next 12 months. We do not believe we have adequate capital to repay our debt currently due and becoming due in the next 12 months. We anticipate that our uses of capital during the next 12 months principally will be for:

     o administrative expenses, including salaries of officers and other employees we plan to hire;

     o    repayment of debt;

     o    sales and marketing; and

     o expenses of professionals, including investment bankers, accountants and attorneys.

Our working capital deficit at September 30, 2004, was $444,294. Our independent auditors' report, dated February 4, 2004 (except for note 14, as to which the date is July 27, 2004), includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2003, and the sale of our operating subsidiary. We require approximately $1.6 million to repay indebtedness in the next 12 months. As a condition to completing our private placement in July 2004, we agreed not to use any of the proceeds to repay debt outstanding at the time of the closing of the offering, or to pay accrued but unpaid salary to our Chief Executive Officer, or our monthly consulting fee under our Agreement for Investment Banking and Advisory Services with Astor Capital, Inc. This agreement was terminated effective September 30, 2004. As of September 30, 2004, we owed our Chief Executive Officer $495,500 of accrued but unpaid salary under his employment agreement. The following provides the principal terms of our outstanding debt as of September 30, 2004:

     o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24,
          2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, in July 2004, we repaid a total of $73,333 of the debt and agreed to pay an additional $225,333 in monthly installments over the following 18 months as full payment of our obligations. The settlement agreement provides for an accelerated payment schedule (at our option), which would reduce the total amount we are required to pay by approximately $12,000.

     o One loan from an unaffiliated party in the aggregate principal amount of $200,000, due October 13, 2004, with interest at the rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000.

     o One loan from an unaffiliated party in the aggregate principal amount of $100,000, due October 13, 2004, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005.

     o Two loans from JRT Holdings, Inc., a company in which our Chief Executive Officer owns a 50% equity interest, evidenced by two promissory notes each in the aggregate principal amount of $20,000, due February and April, 2004, with interest at the rates of 6% and 9% per annum. On September 21, 2004, these notes were consolidated and amended to require an aggregate payment of $42,000 on or before December 31, 2004. Subsequently, on October 29, 2004, the parties further amended the consolidated note to provide for an aggregate payment of $40,750 on October 29, 2004 as payment in full of this loan. There are no amounts outstanding on this loan.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $200,000, due on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of September 30, 2004, we owed $154,500 in interest on this note.

     o One loan from an unaffiliated party in the aggregate principal amount of $250,000 at the interest rate of Wall Street Journal Prime plus 3% per annum, due on an extended due date of June 30, 2002. As of September 30, 2004, we owed $56,250 in interest on this note, and were in default of the aggregate $306,250 owed on this loan.

     o Two loans from an unaffiliated party evidenced by two promissory notes in the aggregate principal amount of $57,526, due September 10, 2002, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of September 30, 2004, we owed $13,513 in interest on these notes.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on May 10, 2003, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of September 30, 2004, we owed $19,445 in interest on this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of September 30, 2004, we owed $33,313 in interest on this note.

We may need to raise additional capital to repay our debt. We recently concluded discussions with several note holders and have amended the terms of most of our outstanding debt to provide for scheduled extended payment arrangements. We may need to obtain additional extensions with respect to these notes and our other debt as it becomes due. Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We actively continue to pursue additional equity or debt financings. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

RELATED PARTY TRANSACTIONS

In connection with our recently completed private placement offering, our Chief Executive Officer agreed to defer payment of all accrued but unpaid bonus and salary, as well as any compensation payable to him in excess of $150,000 per year, for nine months from April 29, 2004.

On August 23, 2004, we entered into an amendment to the Employment Agreement with Jacques Tizabi, our President and Chief Executive Officer. Among other matters, the Amendment amends the term of the employment agreement to terminate on December 31, 2010, provides that $100,000 of our CEO's compensation shall be deferred until we have the financial resources to pay any or all of that amount, and, commencing on January 1, 2006, increases our CEO's base salary by 5% per annum. The Amendment also reduces our CEO's reimbursable automobile cost and provides for reimbursement of a portion of his health and insurance premiums.

Effective June 1, 2003, we entered into an agreement with Astor Capital, Inc., a company in which Jacques Tizabi, our President and Chief Executive Officer, is the President of and owns 50% of the common stock, pursuant to which we have agreed to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised for us. In connection with our recently completed private placement offering , we modified this agreement so that the compensation payable to Astor Capital under the agreement is reduced during the period from April 29, 2004, and for nine months thereafter, to an amount not to exceed the sum of $5,000 per month, excluding any fees for placement of securities. Effective September 30, 2004, we terminated this agreement with Astor.

During the nine months ended September 30, 2004, and the fiscal years ended December 31, 2003 and 2002, we paid Astor Capital, Inc., placement fees in the aggregate amounts of $105,576, $157,633, and $34,900, respectively, in connection with private placements and equity financings for us.

During the nine months ended September 30, 2004 and the year ended December 31, 2003, we paid Astor Capital, Inc. $56,905 and $28,654 in connection with the use of the office space we subleased from it. This amount is equal to the amount Astor Capital paid to its landlord for the pro rata portion of the lease of the office space. Effective November 1, 2004, we entered into an agreement pursuant to which we assumed the lease from Astor. Under that agreement, Astor is obligated to pay $500 per month directly to the landlord for the non-exclusive use of certain common areas of the office that Astor subleases from us.

CAUTIONARY STATEMENTS AND RISK FACTORS

The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the trading price of our common stock could decline, and our shareholders may lose all or part of their investment in our common stock. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated February 4, 2004 (except for Note 14, as to which the date is July 27, 2004), includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2003, and the sale of our operating subsidiary in March 2002. We have experienced operating losses since the date of the auditors' report and in prior years. Our auditor's opinion may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT OF SOME OF OUR DEBT. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at September 30, 2004, we are in default on certain debt obligations totaling approximately $250,000, excluding accumulated interest of approximately $56,250. In the aggregate, we have approximately $1.7 million in debt obligations, including interest, owing within the next 12 months. Of this amount, we have entered into written settlement agreements with respect to approximately $721,000, pursuant to which we are obligated to make scheduled payments. Also, we currently have verbal extensions with respect to approximately $628,000 of the remaining aggregate debt obligations to a date to be mutually agreed upon by us and each of the respective noteholders. We cannot assure you that any of these noteholders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

We have limited cash on hand and short-term investments and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The down-trend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, our common stock trades on The Over the Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on The Nasdaq Stock Market. Also, our default in repaying our debt restricts our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. In July 2004, we completed a private placement resulting in net proceeds to us of approximately $2.5 million. As a condition to this financing however, we agreed that we would not use the net proceeds to repay any of our debt outstanding as of the closing of the financing. We intend to use the proceeds from the financing for working capital purposes, principally with respect to, completion of development of our Anthrax Smoke Detector, testing and manufacturing units for demonstration, marketing to both end users as well as potentially to intermediaries including distributors or joint ventures, and developing a sales and marketing program. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2004.

We do not anticipate any material sales of the Anthrax Smoke Detector until we complete all testing and modifications, which we expect may not occur until the summer of 2005. We have not been profitable in the past years and had an accumulated deficit of approximately $25.4 million at September 30, 2004. We have not had revenues from sales of our products since the beginning of fiscal 2002, the commencement of development of our Anthrax Smoke Detector. During the nine months ended September 30, 2004, and the fiscal years ended December 31, 2003 and 2002, we have experienced losses of $4.3 million, $4.7 million and $2.1 million, respectively. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2004.

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

IF WE CANNOT PARTNER WITH THIRD PARTIES TO ENGAGE IN RESEARCH AND DEVELOPMENT AND TESTING OF OUR DEVICE AT MINIMAL COST TO US, OUR PRODUCT DEVELOPMENT WILL BE DELAYED.

We contract with third parties at minimal cost to us to conduct research and development activities and we expect to continue to do so in the future. Under our agreement with JPL, it will engage in limited testing of our device. We have engaged in discussions with Rutgers University to conduct field testing of our Anthrax Smoke Detector but Rutgers' obligations are contingent upon its receipt of funding from the National Science Foundation to conduct the testing. If Rutgers is unable to obtain the funding necessary to engage in field testing, or we are unable to partner with a reputable organization at a nominal cost to us, we will need to raise additional capital, and our testing and further product development will be delayed. Also, because we rely on third parties for our research and development activities, we have less direct control over those activities and cannot assure you that the research will be done properly or in a timely manner.

MANAGEMENT HAS NO EXPERIENCE IN PRODUCT MANUFACTURING, MARKETING, SALES, OR DISTRIBUTION. WE MAY NOT BE ABLE TO MANUFACTURE OUR ANTHRAX SMOKE DETECTOR IN SUFFICIENT QUANTITIES AT AN ACCEPTABLE COST, OR IN A TIMELY FASHION, AND MAY NOT BE ABLE TO MARKET AND DISTRIBUTE IT EFFECTIVELY, EACH OF WHICH COULD HARM OUR FUTURE PROSPECTS.

If we are unable to establish an efficient manufacturing process for the Anthrax Smoke Detector, our costs of production will increase, our projected margins may decrease, and we may not be able to timely deliver our product to customers. We remain in the research and development phase of product commercialization. When and if we complete all design and testing of our product, we will need to establish the capability to manufacture it. Management has no experience in establishing, supervising, or conducting commercial manufacturing. We plan to rely on third party contractors to manufacture our product, although to date we have not entered into any manufacturing arrangements with any third party. Relying on third parties may expose us to the risk of not being able to directly oversee the manufacturing process, which may adversely affect the production and quality of our Anthrax Smoke Detector. In addition, these third party contractors may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or other unforeseeable acts that may increase the cost of production or delay or prevent production.

In addition, if we are unable to establish a successful sales, marketing, and distribution operation, we will not be able to generate sufficient revenue in order to maintain operations. We have no experience in marketing or distributing new products. We have not yet established marketing, sales, or distribution capabilities for our Anthrax Smoke Detector. At this time, we have an oral agreement with KAL Consultants, Inc. to assist us with our marketing and sales efforts. To date, KAL Consultants' principal function has been to arrange meetings with potential buyers of our device, including Secure Wrap. We also plan on entering into distribution agreements with third parties to sell our Anthrax Smoke Detector. If we are unable to enter into relationships with third parties to market, sell, and distribute our products, we will need to develop our own capabilities. We have no experience in developing, training, or managing a sales force. If we choose to establish a direct sales force, we will incur substantial additional expense. We may not be able to build a sales force on a cost effective basis or at all. Any direct marketing and sales efforts may prove to be unsuccessful. In addition, our marketing and sales efforts may be unable to compete with the extensive and well-funded marketing and sales operations of some of our competitors. We also may be unable to engage qualified distributors. Even if engaged, they may fail to satisfy financial or contractual obligations to us, or adequately market our products.

WE CANNOT GUARANTEE THAT OUR BIO-TERRORISM DETECTION DEVICE WILL WORK OR BE COMMERCIALLY VIABLE.

Our product in development requires further research, development, laboratory testing and demonstration of commercial scale manufacturing before it can be proven to be commercially viable. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the product may be ineffective, unsafe, difficult or uneconomical to manufacture on a large scale, or precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, the research, development, and testing process, will be completed. If our product development efforts are unsuccessful or if we are unable to develop a commercially viable product timely, we would need to consider steps to protect our assets against our creditors.

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

EXISTING AND DEVELOPING TECHNOLOGIES MAY AFFECT THE DEMAND FOR OUR ANTHRAX SMOKE DETECTOR.

Our industry is subject to rapid and substantial technological change. Developments by others may render our technology and planned product noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Competition from other biotechnology companies, universities, governmental research organizations and others diversifying into our field is intense and is expected to increase. According to the public filings of Cepheid, one of our competitors, it has begun shipping its detection technology product, including for use by the U.S. Postal Service. Cepheid's entry into the market before us may make it more difficult for us to penetrate the market. In addition, our competitors offer technologies different than ours which potential customers may find more suitable to their needs. For example, Cepheid's technology specifically detects for Anthrax whereas our technology detects for an increase in the level of bacterial spores. Many of our competitors also have significantly greater research and development capabilities than we do, as well as substantially greater marketing, manufacturing, financial and managerial resources.

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of September 30, 2004, we had outstanding options and warrants to purchase a total of 21,156,267 shares of common stock. Of these options and warrants, 11,958,064 have exercise prices above the recent market price of $0.37 per share (as of November 8, 2004), and 9,198,203 have exercise prices at or below this price. The weighted average exercise price for these outstanding options and warrants is $0.50.

WE USE A SIGNIFICANT PORTION OF OUR CASH ON HAND AND STOCK TO PAY CONSULTING FEES. WE MAY NOT RECEIVE THE BENEFIT WE EXPECT FROM THESE CONSULTANTS.

The consultants that we hire may not provide us with the level of services, and consequently, the operating results, we anticipate. We spent approximately $3.0 million and $2.4 million in consulting fees during the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively, and utilized approximately seventeen consultants during this period. The consultants we engage provide us with a variety of services. In the nine months ended September 30, 2004, we paid our consultants in the aggregate approximately $1,990,000 in cash and stock for marketing and as serving as a finder or broker in connection with sales of securities, $745,000 in cash and stock for public and investor relations, $149,000 in a combination of cash and stock based compensation for administrative oversight of research and development and management of our relationship with JPL, $54,000 in cash and stock based compensation for general business and advisory services, and $57,000 in a combination of cash and stock based compensation for Scientific Advisory Board services.

WE HAVE ENTERED INTO SEVERAL RELATED PARTY TRANSACTIONS IN 2004 AND 2003.

We have engaged in a number of transactions with related parties in 2004 and 2003. During the nine months ended September 30, 2004 and the fiscal year ended December 31, 2003, we spent an aggregate of $288,000 and $375,000, respectively in related party transactions. These included an agreement with Astor Capital, Inc. pursuant to which it provided us with investment banking and strategic advisory services as well as a 10% placement fee for debt and equity financings raised for us. We terminated this agreement effective September 30, 2004. We also subleased office space from Astor. Effective November 1, 2004, we assumed the lease for the office space. In addition, we issued notes to related parties. In light of the number of transactions and the aggregate sums involved, there may be a perception that these transactions were not at arm's length. We believe that each of these transactions were on terms at least as favorable to us as they would have been with unrelated parties.

THE LOSS OF OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER WOULD DISRUPT OUR
BUSINESS.

Our success depends in substantial part upon the services of Jacques Tizabi, our President, Chief Executive Officer and Chairman of the Board of Directors. The loss of or the failure to retain the services of Mr. Tizabi would adversely affect the development of our business and our ability to realize profitable operations. We do not maintain key-man life insurance on Mr. Tizabi and have no present plans to obtain this insurance.

IF A U.S. PATENT FOR THE BACTERIAL SPORE DETECTION TECHNOLOGY IS NOT ISSUED, COMPETITORS MAY BE ABLE TO COPY AND SELL PRODUCTS SIMILAR TO OURS WITHOUT PAYING A ROYALTY, WHICH WOULD HAVE A MATERIAL ADVERSE IMPACT ON OUR ABILITY TO COMPETE.

If our Anthrax Smoke Detector is commercialized, the lack of U.S. or foreign patent protection could allow competitors to copy and sell products similar to ours without paying a royalty. The bacterial spore detection technology that is integrated into our Anthrax Smoke Detector is owned by Caltech. On January 31, 2003, Caltech filed a U.S. patent application covering the technology, which currently is being reviewed by the U.S. Patent and Trademark Office. Caltech also filed a patent application with the European Patent Office. We paid and filed on behalf of Caltech a patent application in Japan as well. No patents have been issued and we cannot assure you that any patents will be issued. If a U.S. patent is not issued, or not issued timely, we may face substantially increased competition in our primary geographic market.

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

THE U.S. GOVERNMENT HAS RIGHTS TO THE TECHNOLOGY WE LICENSE FROM CALTECH.

Under the license rights provided to the U.S. government in our license agreement with Caltech, a U.S. government agency or the U.S. armed forces may, either produce the proprietary products or use the proprietary processes or contract with third parties to provide the proprietary products, processes, and services to one or more Federal agencies or the armed forces of the U.S. government, for use in activities carried out by the U.S. government, its agencies, and the armed forces, including, for instance, the war on terrorism or the national defense. Further, the Federal agency that provided funding to Caltech for the research that produced the inventions covered by the patent rights referenced in the Technology Affiliates Agreement and the related technology may require us to grant, or if we refuse, itself may grant a nonexclusive, partially exclusive, or exclusive license to these intellectual property rights to a third party if the agency determines that action is necessary:

     o because we have not taken, or are not expected to take within a reasonable time, effective steps to achieve practical application of the invention in the detection of pathogens, spores, and biological warfare agents;

     o to alleviate health or safety needs which are not reasonably satisfied by us or our sublicensees;

     o to meet requirements for public use specified by Federal regulations and those regulations are not reasonably satisfied by us; or

     o because we have not satisfied, or obtained a waiver of, our obligation to have the licensed products manufactured substantially in the United States.

THE BACTERIAL SPORE DETECTION TECHNOLOGY IS LICENSED TO US BY CALTECH. IF OUR LICENSE TERMINATES, OUR FUTURE PROSPECTS WOULD BE HARMED.

The loss of our technology license would require us to cease operations until we identify, license and integrate into our product another technology, if available. If we fail to fulfill any payment obligation under the terms of the license agreement or materially breach the agreement, Caltech may terminate the license. To maintain our license with Caltech, a minimum annual royalty of $10,000 is due to Caltech on August 1, 2005, and each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum.

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

ITEM 3. CONTROLS AND PROCEDURES.

During the third quarter, an executive officer of the Company directed Company funds, in lieu of personal funds, to be used to secure a personal obligation. Shortly following the quarter end, in the normal course of closing the Company's books for the third quarter, we identified this issue, immediately alerted the executive officer, and with his full acknowledgement, cooperation and assistance, the Company funds promptly were released. We notified the Audit Committee, and it has commenced an inquiry into the matter.

We are awaiting completion of the Audit Committee's inquiry, and are prepared to implement any recommendations it may have in connection with our disclosure controls and procedures. In order to prepare this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, we implemented certain interim additional control measures, which we refer to as the "INTERIM MEASURES," to ensure that material information required to be included in this Report is known to those responsible for this Report and to ensure that the financial statements, and other financial information included in this Report, fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report. In addition, in August 2004, the Company retained a third-party consultant to assist in, among other things, improving the Company's disclosure controls and procedures and internal control structure and in November 2004, retained a financial consultant responsible for preparation of the Company's financial statements on a quarterly and annual basis and preparation of budget-to-actual analyses on a quarterly and annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our chief executive officer and acting chief financial officer concluded that with the application of the Interim Measures together with the other changes to our organization implemented to date, our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports filed with the SEC.

In accordance with the requirements of the SEC, our chief executive officer and acting chief financial officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of this Quarterly Report on Form 10-QSB, the Company has implemented the Interim Measures designed to increase the effectiveness of its control procedures, and other than as set forth above, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter of fiscal 2004, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

     o Throughout the third quarter of fiscal 2004, we issued an aggregate of 420,000 shares of common stock to consultants for consulting services rendered to us valued at $261,400.

     o In July 2004, we completed the third and final closing of our private placement of Units. On July 2, 2004, we sold $397,500 of Units. The offering was made solely to accredited investors through Meyers Associates, L.P., a registered broker dealer firm. Each Unit consists of one share of common stock and a Class A Warrant and a Class B Warrant. We incurred $67,627.30 in placement fees, and our net proceeds were $329,872.70.

     o In September 2004, we issued an aggregate of 55,556 shares of common stock pursuant to the exercise of warrants. Our net proceeds from these exercises were $20,000.

     o In July and August 2004, we sold 333,334 shares of common stock to "accredited investors" as defined in Rule 501 of the Securities Act pursuant to Regulation D promulgated by the SEC under the Securities Act, for an aggregate offering price of $150,000.

During the third quarter of fiscal 2004, we issued the following securities which were not registered under the Securities Act of 1933, as amended. No commission or other remuneration was paid or given in connection with the issuance of these securities. For these reasons, among others, the securities issued in the following transaction were exempt from registration by Section 3(a)(9) of the Securities Act:

     o In September 2004, we issued 206,250 shares of common stock upon the conversion of debt and accrued and unpaid interest in the aggregate amount of $33,000.

During the third quarter of fiscal 2004, we issued the following securities which were not registered under the Securities Act of 1933, as amended. No offer or sale of the securities was made to a person in the United States. We believe that each purchaser of securities was not a U.S. person as defined in Rule 902(k) of Regulation S and did not acquire the securities for the account or benefit of any U.S. person. We did not engage in any directed selling efforts in the United States. For these reasons, among others, the offer and sale of the following securities were not subject to Section 5 of the Securities Act by virtue of Regulation S promulgated by the SEC under the Securities Act:

     o In July and September 2004, we issued 786,518 shares of common stock to non-U.S. persons, as such term is defined in Regulation S, for an aggregate offering price of $129,115. We incurred $61,487 in placement fees, and our net proceeds were $441,959.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We executed a demand note for $250,000 with Ex-Im Bank accruing interest at Wall Street Journal Prime plus 3% per annum, which matured on an extended due date of June 30, 2002, and currently is in default. The aggregate amount due under this note as of September 30, 2004, is approximately $306,250, consisting of $250,000 of principal and $56,250 of interest.

In the third quarter of fiscal 2004, we entered into a settlement agreement in connection with three one-year loans from unaffiliated individuals evidenced by promissory notes that were in default. The aggregate amount due on the notes, including interest, was $440,765, as of the date of settlement. We agreed to pay a total of $298,667 as full payment. The settlement agreement allows us to pay a total of $286,667 under an accelerated payment schedule.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NO. DESCRIPTION

10.1 Amendment to Employment Agreement of Jacques Tizabi, dated August 23, 2004.

10.2 Standard Form Office Lease, dated September 2003, between Astor Capital, Inc. and CSDV, a Limited Partnership.

10.3 Assumption of Lease Agreement, dated October 14, 2004, between Universal Detection Technology and Astor Capital, Inc.

10.4 Amendment to Agreement for Investment Banking and Advisory Services, dated as of September 22, 2004, between Universal Detection Technology and Astor Capital, Inc.

31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 22, 2004.

32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 22, 2004.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UNIVERSAL DETECTION TECHNOLOGY



Date: November 22, 2004        /s/ Jacques Tizabi
                               -------------------------------------------------
                               By:   Jacques Tizabi
                               Its:  President, Chief Executive Officer, Acting
                                     Chief Financial Officer and
                                     Chairman of the Board

                                  Exhibit Index

EXHIBIT NO. DESCRIPTION

10.1 Amendment to Employment Agreement of Jacques Tizabi, dated August 23, 2004.

10.2 Standard Form Office Lease, dated September 2003, between Astor Capital, Inc. and CSDV, a Limited Partnership.

10.3 Assumption of Lease Agreement, dated October 14, 2004, between Universal Detection Technology and Astor Capital, Inc.

10.4 Amendment to Agreement for Investment Banking and Advisory Services, dated as of September 22, 2004, between Universal Detection Technology and Astor Capital, Inc.

31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 22, 2004.

32.2 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 22, 2004.