Form 10KSB
period 2004-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2005-03-31
CIK 763950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 For the fiscal year ended December 31, 2004

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-14266

                         UNIVERSAL DETECTION TECHNOLOGY
                 (Name of small business issuer on its charter)

                  CALIFORNIA                               95-2746949
       (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization               Identification Number)

                         9595 WILSHIRE BLVD., SUITE 700
                         BEVERLY HILLS, CALIFORNIA 90212
          (Address, Including Zip Code of Principal Executive Offices)

                                 (310) 248-3655
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE
         Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year:  $25,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Based on the closing sale price on the OTC Bulletin Board on March 7, 2005, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $11,968,118. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,355,120 as of March 7, 2005.

Transitional Small Business Disclosure Format (Check one):       Yes[ ] No[x]

                                TABLE OF CONTENTS



ITEM 1.  DESCRIPTION OF BUSINESS...............................................1

ITEM 2.  DESCRIPTION OF PROPERTY.............................................. 9

ITEM 3.  LEGAL PROCEEDINGS....................................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS............10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............11

ITEM 7.  FINANCIAL STATEMENTS.................................................24

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................24

ITEM 8A. CONTROLS AND PROCEDURES..............................................24

ITEM 8B. OTHER INFORMATION....................................................24


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT...................25

ITEM 10. EXECUTIVE COMPENSATION...............................................27

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS..........................................29

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................31

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS


GENERAL

     We are engaged in the research and development of bio-terrorism detection devices. In August 2002, we entered into a Technology Affiliates Agreement with JPL, to develop technology for our bio-terrorism detection equipment. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product which we refer to as the Anthrax Smoke Detector. The Anthrax Smoke Detector is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The Anthrax Smoke Detector combines a bioaerosol capture device with a chemical test for bacterial spores that we believe will provide accurate results in a timely fashion. Our system is designed to function fully automated and at a low cost compared to existing technologies. We unveiled the first functional prototype of our Anthrax Smoke Detector at a press conference on May 6, 2004, and received our first purchase order in the third quarter of 2004. We continue to engage in simulated tests to further enhance the functionality of our device and in 2005 we hope to conduct field tests in different environments and conditions in order to obtain empirical date to improve the overall design and functionality of our product.

     Our core business for over 20 years was the design, manufacture, marketing and sale of automated continuous air monitoring instruments used to detect and measure various types of air pollution, such as acid rain, ozone depletion and smog episodes. We also supplied computer-controlled calibration systems that verified the accuracy of our instruments, data loggers to collect and manage pollutant information, and our reporting software for remote centralized applications. In January 1998, because of intense competitive price pressures, we focused all of our marketing efforts to the then perceived world's largest market The People's Republic of China. In 1999, we signed a $5.1 million contract with China, which we completed essentially in a five month schedule ending November 1999. Principally due to this contract, and to a lesser extent sales of our product in the United States, we recognized revenues of $ 7,314,975 in 1999, $3,636,622 in 2000 and $2,393,681 in 2001, despite incurring operating losses in each of those periods. The operating losses primarily were due to the large employee staff we were required to maintain to handle the orders for product from China, which were unpredictable. We believed that until we reached a "steady-state" flow of revenue from China, which we never realized, we would experience a monthly operating loss for portions of each year. In addition, significant delays between subsequent projects continued to result in substantial operating losses for us which in turn resulted in abnormally high costs to obtain working capital. Repeated attempts to obtain working capital funding, regardless of higher financial costs, failed. As our operating and viability condition declined, our additional attempts at financing required an improved balance sheet, and we were unable to secure sufficient financing. Management determined that our pursuit of the China market was not viable, and began to consider alternative strategic options.

     In September 2001, we retained entirely new management. At that same time, the members of the Board of Directors resigned and new members were appointed. In the first quarter of 2002, management recommended to the Board, and the Board approved a change to our strategic direction. In March 2002, we sold our sole operating subsidiary and began to retool one of our existing air monitoring instruments to develop the Anthrax Smoke Detector.

     Universal Detection Technology is a California corporation and was incorporated on December 24, 1971.

INDUSTRY BACKGROUND

     The attacks of September 11, 2001, and the subsequent spread of and potential future threat of anthrax spores have created a new sense of urgency in the public health systems across the world, and especially in the United States. During the 2001 anthrax attacks in the United States, emergency response personnel, clinicians, laboratories, and public health officials were overwhelmed by requests for evaluation of suspicious powders and by calls from patients concerned about exposures to bio-terrorism agents. Systems designed to detect bio-terrorism agents in clinical and environmental samples have become essential components of responses to both hoaxes and actual bio-terrorism events. First responders and public health officials require sensitive and specific detection systems that can identify bio-terrorism agents early enough to take actions that limit their spread.

     The United States government has responded to this urgent need for preparedness against terrorism by establishing the Department of Homeland Security. The Department of Homeland Security is intended to unite much of the federal government's effort to secure the homeland, with the primary goal being an America that is stronger, safer, and more secure. The primary mission of the Department is to, among other things:

     o    prevent terrorist attacks within the United States;

     o    reduce the vulnerability of the United States to terrorism; and

     o minimize the damage, and assist in the recovery, from terrorist attacks that do occur within the United States.

     For fiscal 2004, the Department allocated $350 million in new funding for research, development, testing, and evaluation capabilities. According to the Department, these funds are targeted to promote innovative, high payoff capabilities through the Homeland Security Advanced Research Projects Agency, as well as focused efforts to rapidly evaluate and prototype near-term technologies available from the private sector. We may retain an outside consultant specialized in government grants, to screen the applicable grants for us. At this time, we have not received any portion of these grants, and cannot assure you that we will submit applications for or receive any portion in the future.

     The private sector also has responded to the need for preparedness against bio-terrorism. A number of companies have developed or are in the process of developing various methods to detect harmful pathogens in the air through genetic analysis, including DNA or RNA analysis. In recent years, significant advances in molecular biology have led to the development of increasingly efficient and sensitive techniques for detecting and measuring the presence of a particular genetic sequence in a biological sample. Genetic testing involves highly technical procedures, including:

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

     Existing technologies for determining the genetic composition of a cell or organism generally face the following limitations:

     o REQUIRE SKILLED TECHNICIANS AND SPECIAL LABORATORIES. Currently available methods and systems for genetic analysis require skilled technicians in a controlled laboratory setting, including, in many cases, separate rooms to prevent contamination of one sample by another. Some progress has been made to automate this process.

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

     Currently, the two most commonly used methods for genetic testing are microbial culture and Polymerase Chain Reaction, commonly referred to as PCR. With microbial culture, a sample from the environment is placed into a small laboratory dish containing a nutrient rich media. The microbial culture is allowed to grow for a specified period of time, usually between 24-48 hours. The sample is then examined and a determination is made as to whether an organism is present in the sample. Although highly accurate, the disadvantages of microbial cultures are the time required to determine the presence of an organism and the need for a laboratory and an expertise in culture preparation and analysis. PCR has been one of the most promising methods for an automated anthrax detection system. PCR amplifies DNA targets of choice, such as gene sequences encoded for the anthrax toxins to detectable levels. PCR is very sensitive and is able to detect very small amounts of DNA. But, the PCR process typically requires about three to eight hours to complete, plus an additional three hours for sample preparation time, which must usually be performed by a trained technician. Some developments have been made to automate the PCR process and reduce the analysis time.

     We believe that the principal desired characteristics of an anthrax detection system are sustained, online operation with minimal maintenance, minimal susceptibility to false alarms, and low operating costs. These attributes require that we address the limitations inherent in most current technologies with a product that can operate as a stand alone detection device.

OUR SOLUTION

     Our Anthrax Smoke Detector combines a bioaerosol capture device with a chemical test for bacterial spores that we believe will accurately detect a potential anthrax attack in a timely fashion. Our system is designed to function as a first line of defense to detect a potential anthrax attack, on a fully automated basis and at a low cost compared to existing technologies. Only upon actual detection of a possible attack would first responders implement the more expensive tests such as immunoassay or DNA testing techniques to verify the identity of the detected spores. We believe our device, coupled with a testing device to be used only in the event of actual detection, is significantly less expensive than the existing competing technologies that are used to detect and test for a possible anthrax attack. This is true in large part because our device does not require the constant presence of experts or any continuous testing mechanism for anthrax, both of which substantially increase cost.

COMPANY PRODUCTS

     We have expended all of our research and development efforts towards the design and testing of the Anthrax Smoke Detector. This instrument consists of four components:

     o an air sampler for aerosol capture, which collects aerosolized particles on a meshed glass fiber tape,

     o    thermal lysis for releasing the dipicolinic acid from the spores,

     o    reagent delivery via syringe pump, and

     o a lifetime gated luminescence detection of the terbium-dipicolinate complex.

     The device is designed to continuously monitor the air and measure the concentration of airborne bacterial spores every 15 minutes, or each testing interval. The testing intervals are adjustable to respond to varying client needs. Bacterial spores are captured on the glass fiber tape. Next, thermal lysis "pops" the spores, releasing a chemical from inside the endospore called dipicolinic acid, which is unique to bacterial spores. Then, a syringe pump adds a drop of terbium containing solution to the tape on the location where the endospores were lysed. Finally, a lifetime gated photometer measures the resultant terbium dipicolinate luminescence intensity, which is proportional to the bacterial spore concentration in the tape. A large change in endospore concentration is a strong indication of an anthrax attack, because endospores are the means by which anthrax travels.

     Pursuant to our development plan, if an increase in spore concentration is detected, an alarm will sound notifying both a building's internal security as well as local emergency services through the device's landline or wireless networking capability. The system can be adjusted to ensure that the maximum time it takes to detect, and generate an alarm in response to, a release of bacterial spores is approximately 15 minutes, which we believe will be adequate to substantially reduce the likelihood of widespread contamination. This response time also provides adequate time to begin antibiotic treatment prior to the onset of symptoms which can arise within two to three days if left untreated. The system is designed for constant and unattended monitoring of spaces such as public facilities and commercial buildings.

     JPL's detection technology is designed to sound an alarm only when it detects a significant increase in spore count. Natural background fluctuation of airborne endospores are very low, approximately 0.1 to 1 spore per liter of air, compared to an anthrax attack which would result in a concentration swing many orders of magnitude greater than background levels. Also, our device does not detect spores from other microorganisms, such as fungi and molds, and discriminates against detecting aerosol components such as dust. In addition, upon installation of the device, we expect to operate it for seven to ten days to measure the natural concentrations of bacterial spores in the area in which the device operates, so that the triggering threshold of that device will be set at an appropriate level for that environment.

     Significantly, it is only upon detection of a substantial increase in spore count, that our device is triggered and the sample collected is tested. In contrast, existing competing technologies require testing of ambient air samples continuously, which is very expensive, both because of the expert personnel required and the costs of the continuous immunoassay or DNA testing. In addition, we believe that these competing technologies are more likely to result in false positives due to the volume of tests performed. In contrast, the Anthrax Smoke Detector is designed so that testing occurs only following an actual detection of substantially increased spore count, which significantly reduces the number of overall tests performed. Also, generally an increase in spore count, whether anthrax or benign, is unusual, and arises as a result of intentional conduct, which may be important to investigate even if the spores released ultimately were not harmful. False positive results are problematic not only for the obvious reason relating to their level of accuracy, but also because of the cost and consequences resulting from a false alarm. On one occasion, a false anthrax alarm shut down 11 postal facilities in the Washington D.C. area.

     The Anthrax Smoke Detector is designed to function as a stand-alone product to detect a likely Anthrax threat, but does not provide a testing mechanism for samples collected that trigger the device. We believe that the device will function well as a complement to an existing bio-terrorism detection device in places such as public buildings and stadiums. For example, we believe that the Anthrax Smoke Detector would function well as a front-end monitor to a PCR-based device. In the case that our device detects a substantial increase in spore count, the PCR-based device would be employed to test the sample collected.

GOVERNMENTAL APPROVAL

     We are not presently aware of any governmental agency approval required for the Anthrax Smoke Detector before we can sell it in the United States. We cannot assure you that the Anthrax Smoke Detector is not subject to or will not become subject to governmental approval. To the extent that any governmental approval is required in the future, we intend to obtain all required approvals consistent with applicable law. We cannot assure you that future governmental regulation will not adversely affect our ability to successfully commercialize a viable product.

MARKETING AND SALES

     We primarily are focused on research and development and testing of our bio-terrorism product. However, we are in the process of developing our sales and marketing plan which may include strategic partnership agreements, retention of an in-house staff or consultants, or a combination of the foregoing. In August 2004, we reached an oral agreement in principal with KAL Consultants, Inc. pursuant to which it will assist us with marketing and sales efforts. We made an initial payment to KAL Consultants and it commenced services to us consisting principally of arranging meetings with potential buyers of our device, including Global Baggage Protection Systems, which is doing business as Secure Wrap.

     Our marketing and sales plan also includes expending extensive efforts aimed at creating brand recognition and brand loyalty for our company and for our product. We expect that the plan will include our active and regular presence in national and international defense related exhibitions, use of print and motion picture promotional material, and interviews on national and international media.

     In the third quarter of 2004, we received our first purchase order for a minimum of one and up to 10 Anthrax detection devices. The purchase order was made by Secure Wrap. The sales price to Secure

Wrap reflects a discount not to exceed 15% of the lower end of our expected price range for the device. The purchase order is contingent upon Secure Wrap's satisfaction of the first unit shipped to it, which we shipped in March 2005. Secure Wrap may accept or return the device within 90 days. If Secure Wrap accepts the detection device, the purchase order calls for us to ship one device every two months over the next 18 months.

     In the first quarter of 2005, we received an additional purchase order from Secure Wrap for one unit for installation at its site at the Miami International Airport. We expect to ship this unit in the second quarter of 2005. We currently are working with Secure Wrap to complete an appropriate response plan which we expect to conclude prior to shipment. Following approval of the response plan by Secure Wrap, the device will be installed at MIA. The purchase order calls for payment following installation.

     We expect to offer for sale the existing version of our detection device at a price range of $75,000 to $100,000 per device. However, depending upon market reaction, our costs of production, the timeliness that we receive orders, and additional factors, our price range may increase or decrease. In addition, we may offer successive versions of our device, if any, at an increased or decreased price point depending upon the features, performance and other relevant factors of the particular version.

MANUFACTURING

     Currently, we do not have any manufacturing or distribution capabilities. We have been in discussions with a third-party contractor, Met One Instruments, regarding the manufacturing of our Anthrax Smoke Detector. Met One assembled our first commercial prototype and has indicated to us that it will be capable of producing between 50 to 100 units per month.

RESEARCH AND DEVELOPMENT

     We intend to focus substantially all of our efforts and resources to the development, testing, and commercialization of our Anthrax Smoke Detector. During the fiscal year ended December 31, 2004, we incurred $20,000 of research and development expenses related to the use of our finished goods inventory in our research and development efforts. Under our agreement with JPL, we were required to pay the entire estimated cost of $249,000 in advance of JPL commencing its research and development work. If these funds are depleted, we may be required to provide additional funds in advance of further work by JPL. Representatives of JPL have informed us that JPL expects to complete the project, without requiring additional funds from us, during the first quarter of fiscal 2005.

     We spent $20,000, $199,000 and $82,000 on research and development for the years ended December 31, 2004, 2003 and 2002, respectively. We paid the substantial majority of these amounts ($169,000 in fiscal 2003 and $80,000 in fiscal 2002) to JPL under the Technology Affiliates Agreement. The $20,000 and additional $30,000 of research and development expenses incurred in 2004 and 2003, respectively, related to equipment allocated out of finished goods inventory for testing at JPL. The remaining $2,000 of research and development expenses incurred in 2002 was payment for the option to license all of the technology developed under the Technology Affiliates Agreement.

TESTING

     We hope to commence field testing of devices in different environments and conditions in 2005 and to use the empirical data gained from the testing to further improve the design and functionality of our product. We are engaged in discussions with Rutgers University to perform our field testing. The Center for Advanced Infrastructure and Transportation at Rutgers University was given an initial (Phase I) grant from the National Science Foundation to conduct a preliminary study on methods to protect the nation's transportation infrastructure against a potential airborne biological attack. Rutgers identified us as a partner in this project. At this time, Rutgers has applied for a Phase II grant from the National Science Foundation. Rutgers would use the proceeds from this grant to implement its site-specific emergency management response protocol. Rutgers orally has agreed to incorporate our bio-detection technology in its response protocol. Rutgers has informed us that it intends to select a facility managed by the NY/NJ Port Authority to run simulated tests. Rutgers will manage all details relating to the implementation of the program. We cannot assure you that Rutgers will received the Phase II grant this year, or at all, or that Rutgers will include our device in its response protocol.

     We also seek to negotiate arrangements with operators of large venues to install our devices and allow us to collect, analyze and otherwise use the data collected to improve the functionality of our device. We expect that collected samples will provide valuable scientific data about background bacterial spore levels in the air. We intend to use the data to closely monitor and study the performance of the machine in a non-controlled setting. Under this program, we have devices installed, and are collecting samples, at the Miami International Airport, and a major hotel in Orange County, California.

EMPLOYEES

     As of December 31, 2004, we had a total of six full-time employees. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

SCIENTIFIC ADVISORY BOARD

     We are building a Scientific Advisory Board and to date have assembled two scientific advisors with demonstrated expertise in fields related to molecular, chemical and medical pharmacology and hepatic science. These advisors are not members of our Board of Directors. The role of our Scientific Advisory Board principally is to meet periodically with our Chief Executive Officer and certain of our consultants and members of JPL to discuss our present and long-term research and development activities, provide input and evaluation of our overall product line, assist and consult on our strategic direction, and introduce us to business relationships, industry contacts, and other strategic relationships that may be of value to us. Scientific Advisory Board members include: Leonard Makowka, M.D., Ph.D., a distinguished clinical surgeon, transplantation specialist and medical researcher, recognized as one of the world's leading authorities in hepatic science (study relating to the liver), and Louis Ignarro, Ph.D., Distinguished Professor of Pharmacology, University of California at Los Angeles School of Medicine. As medical doctors, both of these individuals are knowledgeable on the properties of bacterial spores, including Anthrax, how these spores operate in our environment, and their effect on the human body, which has been valuable in the overall development of our Anthrax Smoke Detector.

     In August 2003, we began paying Dr. Makowka a monthly consulting fee of $5,000. We also issued 475,000 shares of our common stock to Dr. Makowka as compensation for his services. These shares were valued at $85,000, the market value of our common stock on the date issued. To date, Dr. Ignarro has received warrants to purchase 200,000 shares of our common stock immediately exercisable at $0.25 per share, valued at $31,438, as compensation for his services.

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

     Similarly, Cepheid, a publicly traded company, focuses on the detection and analysis of DNA in samples such as blood, urine, cell cultures, food and industrial air and water. According to public disclosures of Cepheid, Northrop Grumnan is developing a Biohazard Detection System that consists of a detection system (GeneXpert(R)) manufactured by Cepheid. This detection system offers rapid (about one hour) and sensitive detection of specific gene sequences present in Bacillus anthracis, the causative agent for anthrax. According to news releases of Cepheid, the Biohazard Detection System has been installed at over 35 U.S. Postal Service mail sorting facilities throughout the United States.

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

INTELLECTUAL PROPERTY

     On September 30, 2003, we entered into a license agreement with Caltech whereby we received licenses to produce, provide and sell proprietary products, processes and services for use in the detection of pathogens, spores, and biological warfare agents. These licenses include a worldwide exclusive license to the patent rights referenced in the Technology Affiliates Agreement with JPL and a worldwide nonexclusive license to rights in related proprietary technology. We also have a right under the agreement to grant sublicenses without rights to sublicense further. Caltech reserves the right to produce, provide and sell the licensed products, processes and services solely for noncommercial educational and research purposes. The United States government also has a worldwide, non-exclusive, non-transferable license to use or have used, for the performance of work for it or on its behalf, any inventions covered by the patent rights or the rights in the proprietary technology. The terms of the license further require that our licensed products are manufactured substantially in the United States, unless we can show that domestic manufacturing is not commercially feasible.

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

                           FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

ITEM 2. DESCRIPTION OF PROPERTY

     We currently do not own any property. As of February 2004, we moved our corporate headquarters to 9595 Wilshire Blvd., Suite 700, Beverly Hills, California, an office space then leased by Astor Capital, Inc., a company owned 50% by our President and Chief Executive Officer and 50% by our Vice President of Global Strategy. In November 2004, we entered into an agreement pursuant to which we assumed the lease from Astor. We believe that this space, which is approximately 3,245 square feet is adequate for our current needs. We plan to lease property for our testing facility as our business demands require in the future.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock as quoted on the Over The Counter Bulletin Board. Our stock is traded under the symbol "UDTT."


             Year                   Period                   Historic Prices
                                                        ---------------------------
                                                           High           Low
        --------------- --------------------------------------------  -------------
             2003       First Quarter                          0.25           0.17
                        Second Quarter                         0.31           0.18
                        Third Quarter                          0.54           0.22
                        Fourth Quarter                         0.80           0.45

             2004       First Quarter                          1.01           0.60
                        Second Quarter                         0.99           0.70
                        Third Quarter                          0.92           0.45
                        Fourth Quarter                         0.70           0.27

             2005       First Quarter
                          (through March 7, 2005)              0.40           0.19


     The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

     As of March 7, 2005, the closing price of our common stock on Over The Counter Bulletin Board was $0.24, and at that date, our outstanding common stock was held of record by 1,341 stockholders.

DIVIDEND POLICY

     We do not currently pay any dividends on our common stock, and we currently intend to retain any future earnings for use in our business. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors including the General Corporation Law of the State of California, which provides that dividends are only payable out of retained earnings or if certain minimum ratios of assets to liabilities are satisfied. The declaration of dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time.

SALES OF UNREGISTERED SECURITIES

     During the fourth quarter of fiscal 2004, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

     o In October 2004, we issued 1,500,000 shares of common stock to a consultant that were valued at $870,000.

     o In November 2004, we issued 100,000 shares of common stock to a consultant that were valued at $40,000.

     o In December 2004, we issued 100,000 shares of common stock to a consultant that were valued at $33,000.

     During the fourth quarter of fiscal 2004, we issued 600,636 shares of common stock to non-U.S. persons, as such term is defined in Regulation S, for an aggregate offering price of $180,190. We incurred $23,424 in placement fees, $81,689 in marketing fees and our net proceeds were $75,077. No offer or sale of the securities was made to a person in the United States. We believe that each purchaser of securities was not a U.S. person as defined in Rule 902(k) of Regulation S and did not acquire the securities for the account or benefit of any U.S. person. We did not engage in any directed selling efforts in the United States. For these reasons, among others, the offer and sale of the following securities were not subject to Section 5 of the Securities Act by virtue of Regulation S promulgated by the SEC under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with our consolidated financial statements provided in this annual report on Form 10-KSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

     The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of this annual report.

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

     Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product which we refer to as the Anthrax Smoke Detector. The Anthrax Smoke Detector is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device operates to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax. In the event of a substantial increase in bacterial spore count from the normal background levels, whether anthrax or benign spores, our device will indicate a positive detection. Upon detection, first responders will need to implement more expensive tests such as immunoassay or DNA testing techniques to verify the identity of the detected spores. In essence, our device serves as the first line of defense at substantially less cost than existing competing technologies.

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

PLAN OF OPERATION

     In May 2004, we unveiled the first functional prototype of our Anthrax Smoke Detector. The prototype operated on external software. In July 2004, we commenced simulated tests with benign bacterial spores having anthrax-like properties in order to fine tune our product. The use of benign spores is as effective as testing with anthrax spores because our device is designed to detect an increase in bacterial spore concentration levels. Based on results we obtained, we were able to enhance the sensitivity of the Anthrax Smoke Detector by improving the sample collection efficiency of the device, and made certain other modifications to improve efficiency. Our device is a functional viable product, available for sale.

     We hope to commence field testing of devices in different environments and conditions in 2005 and to use the empirical data gained from the testing to further improve the design and functionality of our product. We are engaged in discussions with Rutgers University to perform our field testing. The Center for Advanced Infrastructure and Transportation at Rutgers University was given an initial (Phase I) grant from the National Science Foundation to conduct a preliminary study on methods to protect the nation's transportation infrastructure against a potential airborne biological attack. Rutgers identified us as a partner in this project. At this time, Rutgers has applied for a Phase II grant from the National Science Foundation. Rutgers would use the proceeds from this grant to implement its site-specific emergency management response protocol. Rutgers orally has agreed to incorporate our bio-detection technology in its response protocol. Rutgers has informed us that it intends to select a facility managed by the NY/NJ Port Authority to run simulated tests. Rutgers will manage all details relating to the implementation of the program. We cannot assure you that Rutgers will received the Phase II grant this year, or at all, or that Rutgers will include our device in its response protocol.

     We plan to continue to market and sell the current version of our Anthrax Smoke Detector while we engage in field testing. In the third quarter of 2004, we received our first purchase order for a minimum of one and up to 10 Anthrax detection devices. The purchase order was made by Global Baggage Protection Systems, which is doing business as Secure Wrap, a company based in Miami, Florida. The sales price to Secure Wrap reflects a discount not to exceed 15% of the lower end of our expected price range for the device. The purchase order is contingent upon Secure Wrap's satisfaction of the first unit shipped to it, which we shipped in March 2005. Secure Wrap may accept or return the device within 90 days. If Secure Wrap accepts the detection device, the purchase order calls for us to ship one device every two months over the next 18 months.

     In the first quarter of 2005, we received an additional purchase order from Secure Wrap for one unit for installation at their site at the Miami International Airport. We expect to ship this unit in the second quarter of 2005. We currently are working with Secure Wrap to complete an appropriate response plan which we expect to conclude prior to shipment. Following approval of the response plan by Secure Wrap, the device will be installed at MIA. The purchase order calls for payment following installation.

     We expect to offer for sale the existing version of our detection device at a price range of $75,000 to $100,000 per device. However, depending upon market reaction, our costs of production, the timeliness that we receive orders, and additional factors, our price range may increase or decrease. In addition, we may offer successive versions of our device, if any, at an increased or decreased price point depending upon the features, performance and other relevant factors of the particular version.

     We intend to initiate production orders of our Anthrax Smoke Detector with Met One Instruments based on sales orders we receive. In connection with our sales and marketing efforts, we hope to sell units to customers in specific sectors in the market including, sports stadiums, conventions centers, and casinos. We believe that these sales will provide us a well-defined customer base to use as a reference in connection with our marketing campaign in 2005. In August 2004, we reached an oral agreement in principal with KAL Consultants, Inc. pursuant to which it will assist us with marketing and sales efforts. We made an initial payment to KAL Consultants and it commenced services to us consisting principally of arranging meetings with potential buyers of our device, including Secure Wrap. At this time, we have not entered into any agreements with any third parties regarding the manufacturing of our product, but Met One Instruments has indicated to us that it will be capable of producing between 50 to 100 units per month.

     During the next 12 month period, we also plan to secure and lease a testing facility close to the JPL laboratories where we would be able to implement a quality assurance program and test our products against the required specifications before shipping them to customers. We believe that the proximity to JPL and in particular to Caltech will help us by utilizing the knowledge of graduate and PhD students familiar with the project in a consultant or employment capacity.

     During 2004, we hired four additional employees and increased our use of consultants for corporate development purposes, including further development of our strategic business plan to sell our Anthrax Smoke Detector. We anticipate hiring up to three additional employees in the next 12 months, one of whom would concentrate on marketing our Anthrax Smoke Detector to both the public and private sector. Upon establishment of the testing facility, we intend to hire up to two employees to assist with the testing of the products.

     During the years ended December 31, 2004 and 2003, we spent an aggregate of $5,660,000 and $3,590,000, respectively, on selling, general and administrative expenses and marketing expenses representing a 58% and 368% increase over the comparable year ago periods. The significant increase in our selling, general and administrative expenses and marketing expenses in the year ended December 31, 2004 principally is due to an increase of $362,000, or 566%, in legal expense, $90,000 rent expense (when in the prior comparable period we did not have rent expense), $105,000, or 118%, relating to travel for business development, $853,000, or 192%, in consulting fees, and $297,000, or 15%, in capital raising. The significant increase in selling, general and administrative cost for the year ended December 31, 2004 compared to the year ended December 31, 2003 principally is attributable to an increase of $77,000, or 670%, in travel for business development, $560,000 in wages for additional employees (when in the prior comparable period we did not have any employee wage expense), $453,000, or 370%, in consulting fees, and $1,888,000, or 4,194%, in capital raising. In connection with our selling, general and administrative and marketing expenses, we engaged 17 consultants during the year ended December 31, 2004 and paid an aggregate of $2.3 million of cash and stock based compensation in consulting fees, and 12 consultants during fiscal 2003 and paid an aggregate of $2.4 million of cash and stock based compensation in consulting fees. The consulting services include marketing, services of finders and brokers in connection with sales of securities, public and investor relations, administrative oversight of research and development and management of our relationship with JPL, and Scientific Advisory Board services.

     We also have incurred a significant increase in our marketing expenses during these periods in comparison to the prior periods. We retained several consultants to help promote awareness of and create an interest in our product and company in the U.S. and abroad, facilitate contacts with strategic individuals and agencies, and assist in arranging meetings in connection with the manufacturing, distribution, and sale of our product. We also attended several trade shows in the U.S. and abroad, including England and France, and made several presentations to various private and public entities in the U.S., England, and France. During fiscal 2003, we also hired an investor relations company to help promote awareness of our company, through press releases, road shows, meetings with brokers and fund managers, and other appropriate means.

     During year ended December 31, 2004, we incurred $20,000 of research and development expenses related to the use of our finished goods inventory in our research an development efforts. Under our agreement with JPL, we were required to pay the entire estimated cost of $249,000 in advance of JPL commencing its research and development work. JPL will continue to enhance the efficiency of the device until it uses all of the funds we previously provided under the agreement.

AUDIT COMMITTEE INQUIRY

     During the third quarter of 2004, our chief executive officer directed Company funds in the amount of $250,000, in lieu of personal funds, to be used to secure a personal obligation. Shortly following the quarter end, in the normal course of closing the Company's books for the third quarter, we identified this issue, immediately alerted the chief executive officer, and with his full acknowledgement, cooperation and assistance, the Company funds promptly were released. We notified the Audit Committee, which is comprised solely of independent directors, and it immediately commenced an inquiry into the matter.

     The inquiry included a review of all relevant loan and other transaction documents, interviews with the chief executive officer, the other officers or employees that were involved in identifying the issue and facilitating the release of the Company funds, and other employees or persons that the Audit Committee believed may be helpful to its inquiry, and a review of the internal controls of the Corporation.

     The Audit Committee determined that the chief executive officer's conduct did not involve any management impropriety or fraud, but was made possible nonetheless due to a gap in our internal controls. As a result of the Audit Committee's investigation and at its direction, we implemented implementing changes to our financial organization and enhanced our internal controls. These changes include,

     o Additions to or enhancement of our existing internal controls, including the requirement that all checks in excess of $25,000 require two authorized signatories, and that the board of directors approve all indebtedness in excess of $50,000 and all corporate transactions whereby the Company is committed to any expenditure in excess of $100,000,

     o    Increased automation of our accounting systems,

     o The retention of a financial consultant who is a Certified Public Accountant, and other personnel to increase the depth and experience of our finance and accounting staff,

     o Improved documentation of our accounting policies and procedures, and internal control procedures, and

     o    Streamlining our banking relationships.

     We have implemented each of the foregoing recommendations. We will continue to evaluate the effectiveness of our controls quarterly and more frequently if business developments warrant. We will continue to make changes in our controls and procedures, including our internal controls over financial reporting, aimed at enhancing their effectiveness and ensuring that our systems evolve with, and meet the needs of, our business as it grows and changes over time.

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

     The net proceeds to us from the sale of the Units were approximately $2.5 million. We have used a substantial portion of these funds for working capital purposes. We require approximately $2.0 million in the next 12 months to repay debt obligations and execute our business plan. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our uses of capital during the next 12 months principally will be for:

     o administrative expenses, including salaries of officers and other employees we plan to hire;

     o    repayment of debt;

     o    sales and marketing;

     o    product testing and manufacturing; and

     o    expenses of professionals, including accountants and attorneys.

     To maintain our license with Caltech, a minimum annual royalty of $10,000 is due to Caltech on August 1, 2005, and each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. Pursuant to the terms of the license, we must pay 4% royalties on product sales in countries where a patent is issued and 2% royalties on product sales in countries where a patent is not issued, as well as 35% of net revenues received from sublicensees.

     Our working capital deficit at December 31, 2004, was $459,000. Our independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2004, and the sale of our operating subsidiary. We require approximately $1.3 million to repay indebtedness in the next 12 months. As a condition to completing our private placement in July 2004, we agreed not to use any of the proceeds to repay debt outstanding at the time of the closing of the offering, or to pay accrued but unpaid salary to our Chief Executive Officer, or our monthly consulting fee under our Agreement for Investment Banking and Advisory Services with Astor Capital, Inc. We terminated this agreement effective September 30, 2004. As of December 31, 2004, we owed our Chief Executive Officer $520,500 of accrued but unpaid salary under his employment agreement. The following provides the principal terms of our outstanding debt as of December 31, 2004:

     o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24,
          2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, in July 2004, we repaid a total of $126,667 of the debt and agreed to pay an additional $175,740 in monthly installments over the following 18 months as full payment of our obligations. The settlement agreement provides for an accelerated payment schedule (at our option), which would reduce the total amount we are required to pay by approximately $12,000.

     o One loan from an unaffiliated party in the aggregate principal amount of $195,000, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000.

     o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $200,000, due on the extended due date of June 30, 2002, with interest at the rate of 18% per annum. As of December 31, 2004, we owed $163,500 in interest on this note, and were in default of all amounts owing under this note.

     o Two loans from an unaffiliated party evidenced by two promissory notes in the aggregate principal amount of $57,526, due September 10, 2002, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of December 31, 2004, we owed $14,951 in interest on these notes.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on May 10, 2003, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of December 31, 2004, we owed $22,821 in interest on this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on the extended due date of June 30, 2002, with interest at the rate of 10% per annum. As of December 31, 2004, we owed $35,188 in interest on this note, and were in default of all amounts owing under this note.

     Management continues to take steps to address the Company's liquidity needs. Recently management concluded discussions with most of our note holders and amended the terms of these notes to provide for extended scheduled payment arrangements. Management continues to seek extensions with respect to debt past due. Management also may seek additional extensions with respect to these notes and the Company's debt as it becomes due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock.

     Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. However, during the first quarter of 2005, management spent the substantial majority of its time negotiating contracts for the installation of the Anthrax Smoke Detector in target markets, preparing to ship the first device under the Secure Wrap October purchase order, and developing its marketing and sales plan. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the more recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a price it believes to be fair to the Company. During the years ended December 31, 2004 and 2003, the Company received gross proceeds of approximately $6.2 million and $3.8 million, respectively, from the sale of equity and debt securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

                                  RISK FACTORS

     YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. SOME OF THE INFORMATION CONTAINED IN THIS DISCUSSION AND ANALYSIS OR SET FORTH ELSEWHERE IN THIS ANNUAL REPORT, INCLUDING INFORMATION WITH RESPECT TO OUR PLANS AND STRATEGIES FOR OUR BUSINESS, INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. YOU SHOULD REVIEW THE "RISK FACTORS" SECTION OF THIS REPORT FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS DESCRIBED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD SUFFER.

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our independent auditors' report includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2004, and the sale of our operating subsidiary in March 2002. We have experienced operating losses since the date of the auditors' report and in prior years. Our auditor's opinion may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT OF SOME OF OUR DEBT. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

     If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at December 31, 2004, we are in default on certain debt obligations totaling approximately $275,000, including accrued interest of approximately $198,688, are past due. In the aggregate, as of December 31, 2004, we have approximately $1.3 million in debt obligations, including interest, owing within the next 12 months. Of this amount, we have entered into settlement agreements with respect to approximately $721,000, pursuant to which we are obligated to make scheduled payments. As of December 31, 2004, we have verbal extensions with respect to approximately $133,000 of this debt to a date to be mutually agreed upon by us and each of the respective noteholders. However, we cannot assure you that any of these noteholders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time. We have limited cash on hand and short-term investments and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The down-trend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, our common stock trades on The Over the Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on the Nasdaq Stock Market. Also, the recent price and volume volatility in our common stock has made it more difficult for management to negotiate sales of our securities at a price it believes to be fair to the Company. Also, our default in repaying our debt restricts our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. In July 2004, we completed a private placement resulting in net proceeds to us of approximately $2.5 million. As a condition to this financing however, we agreed that we would not use the net proceeds to repay any of our debt outstanding as of the closing of the financing. We have used the proceeds from the financing for working capital purposes, principally with respect to, testing and manufacturing units of the Anthrax Smoke Detector for demonstration, marketing to both end users as well as potentially to intermediaries including distributors or joint ventures, and developing a sales and marketing program. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2005.

     We do not anticipate any material sales of the Anthrax Smoke Detector until we complete all testing and modifications, which we expect may not occur until the summer of 2005. We have not been profitable in the past years and had an accumulated deficit of approximately $26.5 million at December 31, 2004. We have not had revenues from sales of our products since the beginning of fiscal 2002, the commencement of development of our Anthrax Smoke Detector. During the fiscal years ended December 31, 2004, 2003 and 2002, we have experienced losses of $5.8, $4.7, and $2.1 million, respectively. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2005.

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

     If we are unable to establish an efficient manufacturing process for the Anthrax Smoke Detector, our costs of production will increase, our projected margins may decrease, and we may not be able to timely deliver our product to customers. We have completed the research and development phase for the first version of our product. When and if we complete all desirable testing of our product, we will need to establish the capability to manufacture it. Management has no experience in establishing, supervising, or conducting commercial manufacturing. We plan to rely on third party contractors to manufacture our product, although to date we have not entered into any manufacturing arrangements with any third party. Relying on third parties may expose us to the risk of not being able to directly oversee the manufacturing process, which may adversely affect the production and quality of our Anthrax Smoke Detector. In addition, these third party contractors may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or other unforeseeable acts that may increase the cost of production or delay or prevent production.

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

WE CANNOT GUARANTEE THAT OUR BIO-TERRORISM DETECTION DEVICE WILL WORK OR BE COMMERCIALLY VIABLE.

     Our product requires further testing and demonstration of commercial scale manufacturing before it can be proven to be commercially viable. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the product may be ineffective, unsafe, difficult or uneconomical to manufacture on a large scale, or precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, all testing will be completed. Also, depending on the results of our tests, we may determine to make modifications to our device that require further research and development efforts. If our product development efforts are unsuccessful or if we are unable to develop a commercially viable product timely, we would need to consider steps to protect our assets against our creditors.

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

EXISTING AND DEVELOPING TECHNOLOGIES MAY AFFECT THE DEMAND FOR OUR ANTHRAX SMOKE DETECTOR.

Our industry is subject to rapid and substantial technological change. Developments by others may render our technology and planned product noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Competition from other biotechnology companies, universities, governmental research organizations and others diversifying into our field is intense and is expected to increase. According to the public filings of Cepheid, one of our competitors, it has begun shipping its detection technology product, including for use by the United States Postal Service. Cepheid's entry into the market before us may make it more difficult for us to penetrate the market. In addition, our competitors offer technologies different than ours which potential customers may find more suitable to their needs. For example, Cepheid's technology specifically detects for Anthrax whereas our technology detects for an increase in the level of bacterial spores which indicates a potential presence of Anthrax. Many of our competitors also have significantly greater research and development capabilities than we do, as well as substantially greater marketing, manufacturing, financial and managerial resources.

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

     If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of December 31, 2004, we had outstanding options and warrants to purchase a total of 20,351,145 shares of common stock. Of these options and warrants, 20,351,145 have exercise prices above the recent market price of $0.24 per share (as of March 7, 2005), and 0 have exercise prices at or below this price. The weighted average exercise price for these outstanding options and warrants is $0.50.

WE USE A SIGNIFICANT PORTION OF OUR CASH ON HAND AND STOCK TO PAY CONSULTING FEES. WE MAY NOT RECEIVE THE BENEFIT WE EXPECT FROM THESE CONSULTANTS.

     The consultants that we hire may not provide us with the level of services, and consequently, the operating results, we anticipate. We spent approximately $3.2 million and $2.4 million in consulting fees during the years ended December 31, 2004 and 2003, respectively, and utilized approximately 17 consultants during this period. The consultants we engage provide us with a variety of services. In the year ended December 31, 2004, we paid our consultants in the aggregate approximately $2,230,000 in cash for marketing and as serving as a finder or broker in connection with sales of securities, $745,000 in stock for public and investor relations, $149,000 in a combination of cash and stock for administrative oversight of research and development and management of our relationship with JPL, $54,000 in cash and stock based compensation for general business and advisory services, and $57,000 in a combination of cash and stock based compensation for Scientific Advisory Board services.

WE HAVE ENTERED INTO SEVERAL RELATED PARTY TRANSACTIONS IN 2004 AND 2003.

     We have engaged in a number of transactions with related parties in 2004 and 2003. During the years ended December 31, 2004 and 2003, we spent an aggregate of $288,000 and $375,000, respectively in related party transactions. These included an agreement with Astor Capital, Inc. pursuant to which it provided us with investment banking and strategic advisory services as well as a 10% placement fee for debt and equity financings raised for us. We terminated this agreement effective September 30, 2004. We also subleased office space from Astor. Effective November 1, 2004, we assumed the lease for the office space. In addition, we issued notes to related parties. In light of the number of transactions and the aggregate sums involved, there may be a perception that these transactions were not at arm's length. We believe that each of these transactions were on terms at least as favorable to us as they would have been with unrelated parties.

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

     We may be exposed to future litigation by third parties based on claims that our technology, product, or activity infringes on the intellectual property rights of others or that we have misappropriated the trade secrets of others. This risk is compounded by the fact that the validity and breadth of claims covered in technology patents in general and the breadth and scope of trade secret protection involves complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. Our license agreement with Caltech requires that we pay the costs associated with initiating an infringement claim and defending claims by third parties for infringement, subject to certain offsets that may be allowed against amounts we may owe to Caltech under the licensing agreement. In addition, intellectual property litigation or claims could force us to do one or more of the following:

     o cease selling, incorporating, or using any of our technology or products that incorporate the challenged intellectual property, which could adversely affect our potential revenue;

     o obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

     o    redesign our products, which would be costly and time consuming.

THE U.S. GOVERNMENT HAS RIGHTS TO THE TECHNOLOGY WE LICENSE FROM CALTECH.

     Under the license rights provided to the United States government in our license agreement with Caltech, a United States government agency or the United States armed forces may, either produce the proprietary products or use the proprietary processes or contract with third parties to provide the proprietary products, processes, and services to one or more Federal agencies or the armed forces of the United States government, for use in activities carried out by the United States government, its agencies, and the armed forces, including, for instance, the war on terrorism or the national defense. Further, the Federal agency that provided funding to Caltech for the research that produced the inventions covered by the patent rights referenced in the Technology Affiliates Agreement and the related technology may require us to grant, or if we refuse, itself may grant a nonexclusive, partially exclusive, or exclusive license to these intellectual property rights to a third party if the agency determines that action is necessary:

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

ITEM 7. FINANCIAL STATEMENTS

     Our financial statements and related notes are set forth at pages F-1 through F- 23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports with the Securities and Exchange Commission.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     In connection with the Audit Committee inquiry and pursuant to its recommendations, we made changes to our internal controls over financial reporting during the quarter ended December 31, 2004, as more specifically discussed in Item 6 Management Discussion and Analysis and Plan of Operation - Audit Committee Inquiry.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following tables set forth certain information with respect to our directors and officers as of December 31, 2004. The following persons serve as our directors and executive officers:


        DIRECTORS & EXECUTIVE OFFICERS    AGE                   POSITION
        ------------------------------    ---                   --------

Jacques Tizabi.......................     33    Director,  Chief Executive Officer and
                                                President
Matin Emouna (1) (2).................     36    Director
Michael Collins (1) (2)..............     35    Director, Secretary

        KEY EMPLOYEES                     AGE                   POSITION
        -------------                     ---                   --------

Ali Moussavi.........................     34    Vice President of Global Strategy

-------------

(1)     Member of the Compensation Committee.
(2)     Member of the Audit Committee.


     Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships between any director and/or any executive officer.

JACQUES TIZABI has been the Chief Executive Officer, President and Chairman of the Board of Directors of our Company since October 2001. He also serves as our Acting Chief Financial Officer. Mr. Tizabi spends on average 40-50 hours per week providing services to us, and also is involved with several other companies in industries unrelated to our business. He is the co-founder and managing partner of Astor Capital, Inc., which was founded in 1995 and specializes in investment banking and asset management, predominantly in the area of direct private investment in public companies. He is also a director of eCast Media, a subsidiary of NT Media Corp. of California, a publicly traded company, and President, Chief Executive Officer, and director of Riddle Records, Inc., a publicly traded company. Mr. Tizabi has substantial experience in evaluating, structuring and negotiating direct investments in public companies and later stage private companies. Mr. Tizabi holds a B.S. degree in Business from New York University and an M.B.A. from Pepperdine University.

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

MATIN EMOUNA has served as a director of our Company since October 2001. Since 1997, Mr. Emouna has maintained his own law practice in New York, where he represents foreign and domestic clients in a broad range of real estate transactions, with emphasis on new constructions, commercial real estate transactions, shopping center development, financing, and commercial leasing. Mr. Emouna also serves as a general counsel for Omni Abstract Title, Radio Sedayeh Iran and several non-profit religious organizations. He holds a B.S. degrees in Business Administration and Spanish from New York State University at Albany and a J.D. from Benjamin N. Cardozo School of Law.

ALI MOUSSAVI has been the Vice President of Global Strategy of our Company since October 2004. Mr. Moussavi principally is responsible for identifying and structuring international opportunities and partnerships. Mr. Moussavi has substantial experience and knowledge in global expansion and for over the past five years, has acted as corporate advisor to several U.S. companies, structuring financial and business reorganization plans and assisting in the expansion of their consumer and/or investment base to the European and Asian continents. Mr. Moussavi is a co-founder of Astor Capital, Inc. He holds a B.S. degree in Mathematics from New York University.

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

CODE OF ETHICS

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 3, Form 4, or Form 5 filings were required, we believe that during the fiscal year ended December 31, 2004, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and persons who beneficially own greater than 10% of our common stock.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended December 31, 2004, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2004, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

                                          ANNUAL                                       LONG-TERM
                                       COMPENSATION                                  COMPENSATION
                                                                                         AWARDS

                                                                                      SECURITIES
                                                                    CASH VALUE OF     UNDERLYING
 NAME AND PRINCIPAL POSITION   YEAR       SALARY         BONUS       PERQUISITES        OPTIONS

Jacques Tizabi                 2004      $150,000         --           $16,218            --
  President, Chief Executive   2003    $145,833 (1)    $416,667          --            6,800,000
                                                          (1)
  Officer, Acting CFO and      2002        (1)                           --               --
  Chairman of the Board

Ali Moussavi                   2004      $154,000         --             --               --
  Vice President of Global
  Strategy
--------------

(1) To enable us to meet a portion of our obligations as they became due, our Chairman and Chief Executive Officer agreed to continue to provide services to us, despite our inability to pay his salary to him for 20 consecutive months, totaling $416,667. Our CEO agreed permanently to waive that compensation. In August 2003, our Board of Directors approved a bonus of $416,667 based largely upon our CEO's continued service to the Company without payment, his waiver of those amounts owed, and the progress of the Anthrax Smoke Detector.


OPTION GRANTS IN FISCAL 2004

     There were no options granted during fiscal 2004 to the named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth, for each of the named executive officers, certain information regarding the exercise of stock options during fiscal 2004, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the common stock on the OTC Bulletin Board on December 31, 2004 ($0.41 per share).



                 SHARES                    NUMBER OF SECURITIES
                 ACQUIRED                 UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                    ON         VALUE            OPTIONS AT             IN-THE-MONEY OPTIONS AT
     NAME        EXERCISE    REALIZED        DECEMBER 31, 2004            DECEMBER 31, 2004
     ----        --------    ---------   --------------------------   ---------------------------
                                         EXERCISABLE   UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
                 ---------   ---------   -----------   ------------   ------------   ------------

Jacques Tizabi      --          --       7,950,000         --         $670,500           --


DIRECTOR COMPENSATION

     On October 18, 2004, the Board of Directors determined to compensate independent directors in the amount of $15,000 each for services rendered through December 31, 2004. The Board also determined to compensate the independent directors $5,000 each for services to be rendered for the period January 1, 2005 through December 31, 2005. When we request our Board members to attend meetings in person, it is our policy to reimburse directors for reasonable travel and lodging expenses incurred in attending those Board meetings.

EMPLOYMENT AGREEMENTS

     We have an employment agreement with Jacques Tizabi. Mr. Tizabi's employment agreement, dated as of September 24, 2001, and amended August 23, 2004, provides for Mr. Tizabi to serve as our Chairman of the Board, Chief Executive Officer and President until December 31, 2010, unless otherwise extended. The employment agreement provides for Mr. Tizabi to receive an annual base salary of $250,000, subject to salary increases of 5% per year commencing January 1, 2006. Mr. Tizabi also is entitled to specified perquisites, including participation in any group life, medical, disability and other insurance plans provided by us, use of a luxury automobile approved by the compensation committee (with a maximum cost of $2,500 per month), monthly dues for club memberships not to exceed $1,500 per month, and reimbursement of entertainment expenses provided to our customers, vendors, and strategic partners. To date, Mr. Tizabi has not received any of these specified perquisites.

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

     If any of the payments due Mr. Tizabi upon termination qualifies as "excess parachute payments" under the Internal Revenue Code, Mr. Tizabi also is entitled to an additional payment to cover the tax consequences associated with these excess parachute payments.

     Mr. Tizabi has agreed that he will defer payment of all accrued but unpaid bonus or salary, or other compensation payable to him, in excess of $150,000 per year, for 2004 and 2005 until December 31, 2005.

     We also have an employment agreement with Ali Moussavi. Mr. Moussavi's employment agreement, dated as of October 1, 2004, provides for Mr. Moussavi to serve as our Vice President of Global Strategy. The employment agreement provides for Mr. Moussavi to receive an annual base salary of $150,000. Mr. Moussavi has agreed that his annual base salary for 2005 may be paid to him in either cash or shares of our stock.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK INCENTIVE PLANS

     We have in effect the 2003 Stock Incentive Plan, which we refer to as the 2003 Plan. The purpose of the 2003 Plan is to advance our interests and our stockholders by strengthening our ability to obtain and retain the services of the types of officers, employees, directors, and consultants who will contribute to our long-term success and to provide incentives which are linked directly to increases in stock value which will inure to the benefit of all of our stockholders. The total number of our common shares authorized and reserved for issuance under 2003 Plan is 4,500,000. The 2003 Plan is administered by our board of directors or a committee comprised of at least two members of our board of directors appointed by our board of directors, referred to as the Plan Administrator. The Plan Administrator has the authority to grant to eligible persons following rights:

     o    incentive stock options;

     o    nonstatutory stock options; and

     o    restricted stock.

     The Plan Administrator also has the authority to:

     o    construe and interpret the 2003 Plan;

     o promulgate, amend, and rescind rules and regulations relating to the administration of the 2003 Plan;

     o from time to time select from among our and our subsidiaries' eligible employees, directors, and consultants those persons to whom options will be granted;

     o determine the timing and manner of the grant of the options or award of stock, whether the option will be an incentive stock option or a nonstatutory stock option;

     o determine the exercise price, the number of shares covered by, and all of the terms of the options (which need not be identical) as well as the number of shares of restricted stock that may be awarded, the purchase price, and form of payment;

     o determine the duration and purpose of leaves of absence which may be granted to optionees without constituting termination of their employment for purposes of the 2003 Plan;

     o make all of the determinations necessary or advisable for administration of the 2003 Plan; and

     o in its absolute discretion, without amendment to the 2003 Plan, accelerate the date on which any option granted under the 2003 Plan becomes exercisable, waive or amend the operation of 2003 Plan provisions respecting exercise after termination of employment, or otherwise adjust any of the terms of the option.

     The 2003 Plan will terminate automatically on June 13, 2013. To date, we have not yet issued any options nor granted any restricted common stock under the 2003 Plan.

PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent (2,311,594 shares) of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 31, 2004. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of Universal Detection Technology, 9595 Wilshire Blvd., Suite 700, Beverly Hills, California 90212, unless otherwise set forth below that person's name.


                                                Number of Shares of
                                                    Common Stock         Percent of
Name and Address                               Beneficially Owned (1)    Class (1)
----------------                               ----------------------    -----------
   Jacques Tizabi (2).........................              7,979,700        14.7%
   Michael Collins............................                     --         0%
   Matin Emouna...............................                     --         0%
   Ali Moussavi...............................                     --         0%
   Directors and executive officers as a
        group (4 persons) (2).................              7,979,700        14.7%
-----------

     (1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at September 20, 2004.

     (2) Includes (a) 7,950,000 shares that may be acquired upon the exercise of options, which are or will become exercisable on or prior to March 1, 2005, (b) 21,900 shares that may be acquired upon the exercise of warrants owned by Astor Capital, Inc., and (c) 6,000 shares that may be acquired upon the exercise of warrants owned by JRT Holdings, Inc. Mr. Tizabi and Mr. Ali Moussavi, each a 50-percent owner of Astor Capital, Inc., share voting and dispositive power. Mr. Tizabi and Mr. Raymond Tizabi, each a 50-percent owner of JRT Holdings, Inc., share voting and dispositive power.



     The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers and other stockholders, or taken from documents filed with the SEC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with our private placement offering in July 2004, our Chief Executive Officer agreed to defer payment of all accrued but unpaid bonus and salary, as well as any compensation payable to him in excess of $150,000 per year, for nine months from April 29, 2004.

     Effective June 1, 2003, we entered into an agreement with Astor Capital, Inc., a company in which Jacques Tizabi, our Chief Executive Officer, is the President of and owns a 50% interest and in which Ali Moussavi our Vice President of Global Strategy owns a 50% interest, pursuant to which we agreed to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised for us. In connection with our private placement offering in July 2004, we modified this agreement so that the compensation payable to Astor Capital under the agreement is reduced during the period from April 29, 2004, and for nine months thereafter, to an amount not to exceed the sum of $5,000 per month, excluding any fees for placement of securities. Effective September 30, 2004, we terminated this agreement.

     During the years ended December 31, 2004, 2003 and 2002, we paid Astor Capital, Inc. placement fees in the aggregate amounts of $149,073, $157,633, and $34,900, respectively, in connection with private placements and equity financings for us.

     During the years ended December 31, 2004 and 2003, we paid Astor Capital, Inc. $90,145 and $28,654 in connection with the use of the office space we sublease from it. This amount is equal to the amount Astor Capital paid to its landlord for the pro rata portion of the lease of the office space. Effective November 1, 2004, we entered into an agreement pursuant to which we assumed the lease from Astor. Under that agreement, Astor is obligated to pay $500 per month for the non-exclusive use of certain common areas of the office that Astor subleases from us.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K


     (a) The following exhibits are filed herewith:


NUMBER   EXHIBIT TITLE
     The following exhibits are included as part of this filing and incorporated herein by this reference.

3.1  Articles of Incorporation of A. E. Gosselin Engineering, Inc. (now the
     Company) (incorporated herein by reference to Exhibit 3(a) to Amendment No.
     1 to the Registration Statement on Form 10 of Dasibi Environmental
     Corporation).

3.2  Certificate of Amendment of Articles of Incorporation of A. E. Gosselin
     Engineering, Inc. (now the Company) (incorporated herein by reference to Exhibit 3(a) to Amendment No. 1 to the Registration Statement on Form 10 of
     Dasibi Environmental Corporation).

3.3  Certificate of Amendment of Articles of Incorporation of Dasibi
     Environmental Corp. (now the Company) (incorporated herein by reference to Exhibit 3(a) to Amendment No. 1 to the Registration Statement on Form 10 of
     Dasibi Environmental Corporation).

3.4 Amended and Restated Bylaws of Registrant (incorporated by reference to the exhibit so described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Securities and Exchange
     Commission on April 15, 2002).

4.1  Amended and Restated 2003 Stock Incentive Plan

10.1 Binding letter of Intent dated March 18, 2002, by and between Registrant and Steven Sion (incorporated by reference to the exhibit so described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2002).

10.2 Employment Agreement by and between Registrant and Jacques Tizabi dated
     September 25, 2001 (incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form




     10-QSB for the Quarter Ended March 31, 2002, filed with the Securities and
     Exchange Commission on May 20, 2002).

10.3 Amendment to Employment Agreement of Jacques Tizabi, dated August 23, 2004.
     (incorporated by reference to the exhibit so described in the Company's
     Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, filed with the Securities and Exchange Commission on November 22, 2004).

10.4 Technology Affiliates Agreement by and between Registrant and California
     Institute of Technology, dated August 6, 2002. (incorporated herein by reference to the exhibit so described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003).

10.5 Licensing Agreement by and between Registrant and California Institute of
     Technology, dated September 30, 2003. (incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2003, filed with the Securities and
     Exchange Commission on November 19, 2003).

10.6 Agreement for Investment Banking and Advisory Services, by and between
     Registrant and Astor Capital, Inc., dated June 1, 2003. (incorporated by reference to the exhibit so described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 31, 2004)

10.7 Amendment to Agreement for Investment Banking and Advisory Services with
     Astor Capital, Inc. dated April 29, 2004 (incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2004, filed with the Securities and Exchange
     Commission on August 23, 2004).

10.8 Amendment to Agreement for Investment Banking and Advisory Services with
     Astor Capital, Inc. dated September 22, 2004 (incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, filed with the Securities and Exchange Commission on November 22, 2004).

10.9 Placement Agency Agreement by and between the Company and Meyers
     Associates, L.P. dated April29, 2004 (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration
     Statement on Form SB-2, File No. 333-117859, filed with the Securities and
     Exchange Commission on February 2, 2005).

10.10 Amendment No. 1 to the Placement Agency Agreement by and between the
     Company and Meyers Associates, L.P., dated May 25, 2004 (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's
     Registration Statement on Form SB-2, File No. 333-117859, filed with the
     Securities and Exchange Commission on February 2, 2005).

10.11 Form of Subscription Agreement by and between the Company and the selling stockholders named in the Registration Statement on Form SB-2 filed on August 2, 2004, File No. 333-117859 (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration
     Statement on Form SB-2, File No. 333-117859, filed with the Securities and
     Exchange Commission on February 2, 2005).

10.12 Form of Class A Warrants issued to the selling stockholders named in the Registration Statement on Form SB-2 filed on August 2, 2004, File No.
     333-117859 (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration Statement on Form SB-2, File
     No. 333-117859, filed with the Securities and Exchange Commission on February 2, 2005).



10.13 Form of Class B Warrants issued to the selling stockholders named in the Registration Statement on Form SB-2 filed on August 2, 2004, File No.
     333-117859 (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration Statement on Form SB-2, File
     No. 333-117859, filed with the Securities and Exchange Commission on February 2, 2005).

10.14 Registration Rights Agreement by and between the Company and Meyers
     Associates, L.P., as agent for the selling stockholders named in the Registration Statement on Form SB-2 filed on August 2, 2004, File No.
     333-117859 (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration Statement on Form SB-2, File
     No. 333-117859, filed with the Securities and Exchange Commission on February 2, 2005).

10.15 Form of Class B Warrants issued to the selling stockholders named in the Registration Statement on Form SB-2 filed on August 2, 2004, File No.
     333-117859 (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration Statement on Form SB-2, File
     No. 333-117859, filed with the Securities and Exchange Commission on February 2, 2005).

10.16 Registration Rights Agreement by and between the Company and Meyers
     Associates, L.P., as agent for the selling stockholders named in the Registration Statement on Form SB-2 filed on August 2, 2004, File No.
     333-117859 (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration Statement on Form SB-2, File
     No. 333-117859, filed with the Securities and Exchange Commission on February 2, 2005).

10.17 Standard Form Office Lease, dated September 2003, between Astor Capital,
     Inc. and CSDV, a Limited Partnership. (incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, filed with the Securities and
     Exchange Commission on November 22, 2004).

10.18 Assumption of Lease Agreement, dated October 14, 2004, between Universal
     Detection Technology and Astor Capital, Inc. (incorporated by reference to the exhibit so described in the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, filed with the Securities and Exchange Commission on November 22, 2004).

10.19 Letter Agreement, dated August 10, 2004, between Registrant and IIG Equity
     Opportunities Fund Ltd. (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration Statement on
     Form SB-2, File No. 333-117859, filed with the Securities and Exchange
     Commission on February 2, 2005).

10.20 Letter Agreement, dated August 10, 2004, between Registrant and Target
     Growth Fund Ltd. . (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration Statement on Form SB-2,
     File No. 333-117859, filed with the Securities and Exchange Commission on
     February 2, 2005).

10.21 Letter Agreement, dated September 21, 2004 between Registrant and JRT
     Holdings. (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration Statement on Form SB-2, File
     No. 333-117859, filed with the Securities and Exchange Commission on February 2, 2005).

10.22 Letter Agreement, dated October 1, 2004, between Registrant and Ali
     Moussavi (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration Statement on Form SB-2, File
     No. 333-117859, filed with the Securities and Exchange Commission on February 2, 2005).

10.23 Universal Detection Technology Board of Directors Compensation 2005.

10.24 Universal Detection Technology Executive Officers' Compensation for 2005.

21.1 Subsidiaries of Registrant (incorporated by reference to the exhibits so described in the Company's Annual Report on Form 10-KSB for the year ended
     December 31, 2003, filed with the Securities and Exchange Commission on
     March 31, 2004).

23.1 Consent of Independent Auditors - AJ Robbins, PC.

24.1 Power of Attorney (including in signature page).




31.1 Certification of Chief Executive Officer pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002, dated March 30, 2005.

32.1 Certification of Chief Financial Officer pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002, dated March 30, 2005.

--------------------

     (b) The Company did not file any reports on Form 8-K during the last quarter of the period for which this Annual Report on Form 10-KSB covers.



ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Audit Committee approved the engagement of AJ. Robbins, PC as our independent auditors for the year ended December 31, 2004. The Committee also has approved the engagement of AJ. Robbins as our independent auditors through the quarter ending September 30, 2005.

AUDIT FEES

The aggregate fees billed by AJ. Robbins, PC for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003, were approximately $91,241 and $59,138, respectively.

AUDIT-RELATED FEES

The aggregate fees billed by AJ. Robbins, PC for assurance and related services rendered by AJ. Robbins that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2004 and 2003, were approximately $0 and $0, respectively.

TAX FEES

The aggregate fees billed by AJ. Robbins, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003, were approximately $3,716 and $18,843, respectively.

ALL OTHER FEES

No other fees were billed by AJ. Robbins, PC for the fiscal years ended December 31, 2004 and 2003.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

     The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor's independence.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIVERSAL DETECTION CORPORATION



                                    /s/ Jacques Tizabi
                                    --------------------------------------------
                                    Jacques Tizabi
                                    Chief Executive Officer and President



     KNOWN BY ALL MEN THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacques Tizabi his attorney-in-fact and agent with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                   TITLE                                     DATE


/s/ Jacques Tizabi
-----------------------------------
Jacques Tizabi                         President, Chief Executive Officer &      March 30, 2005
                                       Acting Chief Financial Officer


/s/ Michael Collins
-----------------------------------
Michael Collins                        Director, Secretary                       March 30, 2005



/s/ Matin Emouna
-----------------------------------
Matin Emouna                           Director                                  March 30, 2005




                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE

Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets                                                 F-3

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
Universal Detection Technology
(f/k/a Pollution Research and Control Corporation and Subsidiaries) Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Universal Detection Technology (formerly Pollution Research and Control Corp.) and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Detection Technology (formerly Pollution Research and Control Corp.) and Subsidiaries as of December 31, 2004, and the results of its consolidated operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles in the United States of America.

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



DENVER, COLORADO
FEBRUARY 25, 2005


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                          December 31,
                                                                              2004
                                                                          --------------
CURRENT ASSETS:
    Cash and cash equivalents                                           $     466,971
    Certificate of deposit                                                    253,345
    Restricted cash                                                           101,837
    Deferred interest expense                                                  24,300
    Prepaid expenses and other current assets                               1,103,316
                                                                          --------------

        Total current assets                                                1,949,769

DEPOSITS                                                                       10,226
EQUIPMENT, NET                                                                109,478
PATENT COSTS                                                                   31,022
                                                                          --------------

                                                                        $   2,100,495
                                                                          ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable, trade                                             $     186,464
    Accrued liabilities                                                       882,221
    Notes payable                                                             876,766
    Accrued interest expense                                                  463,395
                                                                          --------------

        Total current liabilities                                           2,408,846
                                                                          --------------

COMMITMENTS AND CONTINGENCIES                                                       -

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value, 20,000,000 shares
      authorized, -0- issued and outstanding                                        -
    Common stock, no par value, 480,000,000 shares
    authorized, 49,867,159 shares issued and outstanding                   22,462,380
    Additional paid-in-capital                                              3,730,700
    Accumulated (deficit)                                                 (26,501,431)
                                                                          --------------

        Total stockholders' equity (deficit)                                 (308,351)
                                                                          --------------

                                                                        $   2,100,495
                                                                          ==============

          See accompanying notes to consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                                                        For the Year     For the Year
                                                                            Ended            Ended
                                                                        December 31,     December 31,
                                                                             2004             2003
                                                                        --------------   --------------
                                                                                           (Restated)
REVENUE                                                                 $      25,000    $         ---
COST OF GOODS SOLD                                                                ---              ---
                                                                        --------------   --------------

GROSS PROFIT                                                                   25,000              ---
                                                                        --------------   --------------

OPERATING EXPENSES:
     Selling, general and administrative                                    3,412,964        1,655,711
     Marketing                                                              2,229,344        1,932,512
     Research and development                                                  20,000          199,000
     Depreciation                                                              11,702              152
                                                                        --------------   --------------

               Total expenses                                               5,674,010        3,787,375
                                                                        --------------   --------------

(LOSS) FROM OPERATIONS                                                     (5,649,010)      (3,787,375)

OTHER INCOME (EXPENSE):
     Forgiveness of accrued interest payable                                   40,518              ---
     Interest income                                                           12,683              726
     Interest expense                                                        (111,163)        (185,563)
     Amortization of loan fees                                                (45,760)        (235,136)
     Beneficial conversion feature of convertible debt                            ---         (495,305)
                                                                        --------------   --------------
        Net other income (expense)                                           (103,722)        (915,278)
                                                                        --------------   --------------

(LOSS) FROM OPERATIONS BEFORE INCOME TAXES                                 (5,752,732)      (4,702,653)

INCOME TAX EXPENSE                                                                ---              ---
                                                                        --------------   --------------

  NET (LOSS)                                                           $   (5,752,732)   $  (4,702,653)
                                                                        ==============   ==============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:                       $        (0.13)   $       (0.23)
                                                                        ==============   ==============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                43,374,429       20,919,845
                                                                        ==============   ==============


          See accompanying notes to consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

                                                                                                           Total
                                           Common Stock              Additional       Accumulated      Stockholders'
                                       Shares          Amount      Paid-in-Capital     (Deficit)         (Deficit)
                                    ------------    -----------    ---------------    ------------    --------------
BALANCE, DECEMBER 31, 2002
(RESTATED)                          10,873,392      10,813,330          2,870,167      (16,046,046)       (2,362,549)
Common stock issued for services     3,357,000       1,181,280                ---               ---        1,181,280
Common stock issued for loan fees      415,000         198,400                ---               ---          198,400
Conversion of convertible debt
   and accrued interest              3,889,044         573,805                ---               ---          573,805
Stock issued in private
   placements net of offering
   costs of $443,033                15,907,903       2,876,222                ---               ---        2,876,222
Fair market value of repriced
   warrants                                ---             ---             56,019               ---           56,019
Warrants issued for services               ---             ---            185,400               ---          185,400
Value of beneficial
   conversion feature of
   convertible debt                        ---             ---            495,305               ---          495,305
Exercise of warrants                   559,858          62,018                ---               ---           62,018
Net (loss) for the year                    ---             ---                ---       (4,702,653)       (4,702,653)
                                    ------------    -----------    ---------------    -------------    --------------

BALANCE, DECEMBER 31, 2003
(RESTATED)                          35,002,197      15,705,055          3,606,891      (20,748,699)       (1,436,753)

Stock issued in private
placements, net of
offerings costs of $738,615         12,373,156       5,450,925                ---              ---         5,450,925
Exercise of warrants                    55,556          20,000                ---              ---            20,000
Stock issued for services            2,230,000       1,253,400                ---              ---         1,253,400
Conversion of accrued
interest                               206,250          33,000                ---              ---            33,000
Warrants issued for services               ---             ---            123,809              ---           123,809
Net (loss) for the year                    ---             ---                ---       (5,752,732)       (5,752,732)
                                    ------------    -----------    ---------------    -------------    --------------


BALANCE, DECEMBER 31, 2004          49,867,159    $ 22,462,380      $   3,730,700    $ (26,501,431)    $    (308,351)
                                    ============    ===========    ===============    =============    ==============


          See accompanying notes to consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                    For the Year      For the Year
                                                                       Ended             Ended
                                                                    December 31,      December 31,
                                                                        2004              2003
                                                                 ---------------    --------------
                                                                                      (Restated)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                        $  (5,752,732)     $  (4,702,653)
Adjustments to reconcile net (loss) to net cash (used in)
   operations:
   Beneficial conversion feature of convertible debt                        ---            495,305
   Stock issued for services                                          1,253,400          1,181,280
   Stock based compensation issued for services                         123,809            185,400
   Stock issued for loan fees                                               ---            198,400
   Fair market value of repriced warrants                                   ---             56,019
   Depreciation                                                          11,702                152
   Changes in operating assets and liabilities:
          Accounts receivable                                               ---             30,000
          Due from related parties                                          ---            (29,099)
          Inventories                                                    20,000                ---
          Prepaid expenses                                              (24,300)          (999,217)
          Accounts payable                                              (58,161)          (126,701)
          Accrued expenses                                              237,367            577,347
                                                                 ---------------    --------------

          Net cash (used in) operating activities                    (4,188,915)        (3,133,767)
                                                                 ---------------    --------------
CASH FLOWS (TO) INVESTING ACTIVITIES:

  Purchase of equipment                                                 (92,228)            (3,659)
  Investment in patent                                                  (31,022)               ---
  Advances to related party                                              (6,572)               ---
  Bridge note to related party                                              ---            (50,000)
  Payments received bridge note                                          50,000                ---
  Investment in certificates of deposit                                (253,345)               ---
   (Increase) in restricted cash                                         (1,604)          (100,233)
                                                                 ---------------    --------------

    Net cash (used in) investing activities                            (334,771)          (153,892)
                                                                 ---------------    --------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                              6,189,540          3,319,255
  Payment of offering costs                                            (738,615)          (443,033)
  Proceeds from exercise of warrants                                     20,000             62,018
  Proceeds from notes payable                                               ---            450,000
  Payments on notes payable                                            (495,167)           (95,000)
                                                                 ---------------    --------------

Net cash provided by financing activities                             4,975,758          3,293,240
                                                                 ---------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    452,072              5,581

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             14,899              9,318
                                                                 ---------------    --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $      466,971       $     14,899
                                                                 ===============    ==============


          See accompanying notes to consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1 - BUSINESS ACTIVITY

Universal Detection Technology (formerly Pollution Research and Control Corp.), a California corporation, primarily designed, manufactured and marketed air pollution monitoring instruments, through its formerly wholly-owned subsidiary Dasibi Environmental Corporation ("Dasibi"). The Company's wholly owned subsidiary Nutek, Inc. ("Nutek") is inactive. The Company's wholly owned subsidiary Logan Medical Devices, Inc. ("Logan") was renamed Dasibi China, Inc. ("Dasibi China") and is currently inactive.

In March 2002, the Company sold Dasibi to one of its creditors in exchange for the cancellation of $1,500,000 in debt and accrued interest owed to the creditor. A non-exclusive license agreement for all of the Dasibi's technology was also granted to the Company. In May 2002, Dasibi vacated its premises and management believes Dasibi has since suspended operations.

Beginning in 2002, the Company began doing business as Universal Detection Technology and has focused its research and development efforts in developing a real time biological weapon detection device. On August 8, 2003, the shareholders approved the change of the name of Pollution Research and Control Corp. to Universal Detection Technology. To accelerate development of its initial biological weapon detection device, the Company has developed and is implementing a collaborative partnering strategy. Under this strategy, the Company identifies and partners with researchers and developers. The Company entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its bio-terrorism detection equipment and a license agreement with the California Institute of Technology ("CalTech"), which granted the Company an exclusive worldwide license to products that incorporate patent rights referenced in the above technology affiliates agreement.

GOING CONCERN AND MANAGEMENT'S PLANS
As of December 31, 2004, the Company had a working capital deficit and a capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its efforts to raising capital, and the development, field testing and marketing of its bio-terrorism detection devices, known as the Anthrax Smoke Detector ("ASD"). The Company entered into a technology affiliates agreement with JPL to develop technology for its bio-terrorism detection equipment and a license agreement with Caltech, which granted the Company an exclusive worldwide license to products that incorporate patent rights referenced in the above technology affiliates agreement. The Company unveiled the first functional prototype of its ASD in May 2004. Although the Company continues to engage in testing of the ASD to improve its functionality, the ASD is currently available for sale.

In July 2004, the Company commenced simulated tests with benign bacterial spores having anthrax-like properties in order to fine tune the Company's product. Based on the results obtained, the Company enhanced the sensitivity of the ASD by improving the sample collection efficiency and made certain other modifications to improve efficiency. Commencing in 2005, the Company plans to engage in field testing of these units in different environments and conditions and to use the empirical data gained from the testing to further improve the design and functionality of the product.

The Company is engaged in discussions with Rutgers University to perform the Company's field testing. Rutgers University was given an initial (Phase I) grant from the National Science Foundation to conduct a preliminary study on methods to protect the nation's transportation infrastructure against a potential airborne biological attack. At this time, Rutgers has applied for a Phase II grant from NSF. If Rutgers obtains this Phase II grant, the Company expects that they will select a site operated by the New York and New Jersey Port Authority in order to test its

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


product under a real-time environment. Rutgers will manage all details relating to the implementation of the program.

The Company also seeks to negotiate arrangements with operators of large venues to install the ASD and allow the Company to collect, analyze and otherwise use the data collected to improve the functionality of the Company's device. Management expects that collected samples will provide valuable scientific data about background bacterial spore levels in the air. The Company intends to use the data to closely monitor and study the performance of the machine in a non-controlled setting. Under this program, the Company has devices installed, and is collecting samples, at the Miami International Airport, and a major hotel in Orange County, California.

The Company plans to initiate orders of the ASD with Met One Instruments ("Met One"), a third-party manufacturer that assembled the first functional prototype, based on sales orders it receives. In connection with sales and marketing efforts, the Company hopes to sell units to customers in specific sectors in the market including, sports stadiums, conventions centers, and casinos. At this time, the Company has not entered into any agreements with any third parties regarding the manufacturing of the ASD, but Met One has indicated that it will be capable of producing between 50 to 100 units per month.

In the third quarter of 2004, the Company received its first purchase order for a minimum of one and up to 10 Anthrax detection devices. The purchase order was made by Secure Wrap. The sales price to Secure Wrap reflects a discount not to exceed 15% of the lower end of the Company's expected price range for the device. The purchase order is contingent upon Secure Wrap's satisfaction of the first unit shipped to it, which the Company shipped in March 2005. Secure Wrap may accept or return the device within 90 days. If Secure Wrap accepts the detection device, the purchase order calls for us to ship one device every two months over the next 18 months.

In the first quarter of 2005, the Company received an additional purchase order from Secure Wrap for one unit for installation at its site at the Miami International Airport. The Company expects to ship this unit in the second quarter of 2005. We currently are working with Secure Wrap to complete an appropriate response plan which we expect to conclude prior to shipment. Following approval of the response plan by Secure Wrap, the device will be installed at MIA. The purchase order calls for payment following installation.

During the next 12 month period, the Company also plans on securing and leasing a testing facility close to the JPL laboratories where it would be able to implement a quality assurance program and test its products against the required specifications before shipping them to customers.

During July 2004, the Company completed the final closing of its private placement offering of Units consisting of common stock and warrants to purchase common stock. The aggregate gross proceeds from the offering were $3,000,000. The Company intends to use these proceeds for working capital and general corporate purposes but is precluded from using the proceeds to pay debt outstanding at the time of final closing of the offering or make payments to Astor Capital, Inc. ("Astor"), a company in which its President and CEO has a 50% equity interest and is a co-founder and managing partner. Pursuant to a related Registration Rights Agreement, the Company filed a registration statement with the Securities and Exchange Commission within 30 days of final closing of the offering to register for resale shares of the Company's common stock and the shares underlying the warrants included in the Units.

The Company estimates that it will require approximately $2.0 million in the next twelve months to engage in testing of the ASD, revise the technology or reengineer the device as may be necessary or desirable, develop and implement its sales and marketing plan, repay its existing debt obligations and otherwise execute its business plan. The Company does not believe it has adequate cash on hand to meet its working capital needs and debt repayment obligations over the next twelve months. Management continues to take steps to address its liquidity needs. Recently management concluded discussions with most of its note holders and amended the terms of these notes to provide for extended scheduled payment arrangements. The Company may seek additional extensions with respect to these notes and its other debt as it becomes due. In addition, management may endeavor to convert some portion of the principal amount and interest on the Company's debt into shares of common stock. The Company expects to

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


raise funds through the sale of equity or debt securities. However, during the first quarter of 2005, management principally spent its time negotiating contracts for the installation of the ASD devices, and preparing to ship the first device under the Secure Wrap October purchase order. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the more recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a price it believes to be fair to the Company. During the years ended December 31, 2004 and 2003, the Company received gross proceeds of approximately $6.2 million and $3.8 million, respectively, from the sale of equity and debt securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRIOR PERIOD RESTATEMENT
During the fourth quarter of 2004, a change was made to the accumulated deficit, notes payable and accrued expenses of the Company to correct the recording of a loan guarantee assumed in the sale of Dasibi recorded during the year ended December 31, 2002. The Company originally recorded the amount of the guarantee, but later determined that it was not a guarantor of the debt. The Company has retroactively restated accumulated deficit for the years ended December 31, 2002 and 2003 due to an adjustment of $266,875 and $22,500, respectively.

CONSOLIDATION
The consolidated financial statements include the accounts of Universal Detection Technology and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION
Revenue will be recognized upon satisfaction of the Company's obligations, generally upon shipment of products. Title of goods is generally transferred when the products are shipped from the Company's facility. Income not earned will be recorded as deferred revenue.

During the year ended December 31, 2004, the Company recognized $25,000 of revenue in accordance with its agreement with Rutgers University. The Company completed all obligations under the agreement.

INVENTORIES
Inventories, consisting of finished goods, are stated at the lower of cost (first-in first-out) basis or market.

ADVERTISING EXPENSES
The Company expenses advertising costs as incurred. During the years ended December 31, 2004 and 2003, the Company did not have significant advertising costs.

EQUIPMENT AND DEPRECIATION
Equipment, consisting of office equipment, is recorded at cost less accumulated depreciation. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, generally five years. Total depreciation expense was $11,702 and $152 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, accumulated depreciation was $11,854.

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


Had compensation cost for the Company's stock-based compensation plans been determined using the fair value of the options at the grant date as prescribed by SFAS 123, the Company's pro forma net loss and loss per common share would be as follows:



                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                        2004           2003
                                                        ----           ----
Net (loss):
As reported                                         $ (5,752,732)    (4,702,653)
Stock based employee
 compensation (as recorded):                                   --            --
Stock based employee
 compensation (fair value method):                             --     1,995,000
                                                    -------------- -------------
Proforma                                            $ (5,752,732)  $ (6,697,653)
                                                    ============== =============

Basic and diluted (loss) per share:
As reported                                         $      (0.13)  $      (0.23)
                                                    ============== =============
Proforma                                            $      (0.13)  $      (0.32)
                                                    ============== =============


VALUATION OF THE COMPANY'S COMMON STOCK
Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Black-Scholes model for American options to estimate the fair market value.

EARNINGS PER COMMON SHARE
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for 20,351,145 and 11,834,560 shares at December 31, 2004 and 2003, respectively, because the effect of each is antidilutive.

CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

PATENTS AND IMPAIRMENT OF LONG-LIVED ASSETS
Patents and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, GOODWILL AND OTHER

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


INTANGIBLE ASSETS ("SFAS 142"), the Company periodically evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets have been made.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these items.

RESEARCH AND DEVELOPMENT COSTS
In 2002, the Company entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its bio-terrorism detection equipment. Research and development costs are charged to expense as incurred. Research and development expenses were $20,000 and $199,000 for the years ended December 31, 2004 and 2003, respectively.

INCOME TAXES
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2004, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

CONCENTRATION OF CREDIT RISK
Generally, the Company required no collateral when it extends credit to its customers. The Company's credit losses in the aggregate have not exceeded managements' expectations. The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

RECLASSIFICATION
Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


transactions that is provided in AICPA Statement of Position (SOP)
04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard did not have a material impact on the Company's financial statements.

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

NOTE 3 - INVENTORIES

As part of the sale of Dasibi, the Company arranged with Dasibi that Dasibi would continue to house the inventory that was assigned to the Company. During the second quarter of 2002, Dasibi vacated its manufacturing space, and moved the inventory that was assigned to the Company to a location unknown to the Company. The Company currently is in the process of reviewing its rights under the circumstances and has been unsuccessful in locating the inventory. At December 31, 2002, such inventory was written down to reflect the loss. During the year ended December 31, 2004, management of the Company determined that all remaining finished goods inventory had been utilized for research and development and the $20,000 asset was expensed as research and development expenses.

NOTE 4 - NOTES PAYABLE, RELATED PARTY

During the year ended December 31, 2003, the Company borrowed cash for operating expenses on a short-term basis from certain related entities, Astor and JRT Holdings. JRT Holdings is a company in which the Company's President and CEO has a 50% equity interest. The Company borrowed a total $85,000 during the year ended December 31, 2003 and repaid a total of $45,000 during the same year. On September 21, 2004, the Company had outstanding two notes payable to JRT Holdings totaling $40,000. These notes payable were amended, combined and extended to December 31, 2004, with total interest fixed at $2,000. The Company has recognized a $658 gain on forgiveness of accrued interest as a result of the amended agreement. On October 29, 2004, the combined note was further amended, reducing total interest to $750 as consideration for payment on that date. The note payable and accrued interest were paid October 29, 2004 at which time the Company recognized an additional $1,250 gain on forgiveness of accrued interest.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2004:

  Notes payable to individuals, subject to contingent         $    175,740
     settlement agreement, interest at 11.67% per annum, principal and interest due January 1, 2006, unsecured

  Note payable, subject to settlement agreement, interest
     at 9.01% per annum, principal and interest due July
     2005, unsecured                                               195,000

  Note payable, subject to settlement agreement, interest
     at 9.17% per annum, principal and interest due July
     2005, unsecured                                                98,500

  Note payable, interest at 18% per annum, principal and
     interest due June 2000, and verbally extended, unsecured      200,000

  Bridge loan payable, interest of 10% per annum, principal
     and interest due June 2002 and verbally extended, unsecured    22,526

  Bridge loan payable, interest of 10% per annum, principal
     and interest due September 2002 and verbally extended,
     unsecured                                                      35,000

  Note payable, interest at 18% per annum, due May 2003 and
     verbally extended, unsecured                                   75,000

  Note payable, interest at 10% per annum, due June 2002
     and verbally extended, unsecured                               75,000
                                                                 ------------

                  Total notes payable                         $    876,766
                                                                 ============

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

In March 2002, the holder of $450,000 of convertible debt agreed to extend the due date of the debt to February 23, 2004 and the Company agreed to reduce the conversion rate on the convertible debt from 85% of the market price of the Company's common stock to 70% of the market price of the Company's common stock. The Company recorded $113,000 as an expense for the beneficial conversion feature of the new conversion rate. During 2002, $250,000 was converted and the remaining outstanding debt balance was $200,000 as of December 31, 2002. During the year ended December 31, 2003 the remaining balance was converted to shares of the Company's common stock as described above.

The Company entered into a contingent settlement agreement on July 26, 2004 related to $440,765 of notes payable to individuals and related accrued interest. In July 2004, the Company paid a total of $73,333 towards the debt and agreed to pay a total of $298,667, including interest through January 2006 in full payment. The Settlement Agreement provides for an accelerated payment schedule at the Company's option, which would reduce the total payment made by the Company by approximately $12,000. At such time as the terms of the Settlement Agreement are satisfied, the Company will recognize a gain on restructuring of debt as appropriate.

As of August 10, 2004, the Company entered into an agreement to settle a note payable in the amount of $200,000 plus accrued interest. The parties agreed to settle the debt for $261,000 payable as follows: Twelve consecutive payments of $12,500 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $95,000 payable on July 31, 2005; and a one-time interest payment of $16,000 on July 31, 2005. This agreement includes an additional $7,500 as inducement to the note holder to enter into the extended agreement, which will be amortized as a loan fee over the term of the agreement.

During September 2004, the Company agreed to settle accrued interest of $33,000 on a note payable by issuing 206,250 shares of common stock at the rate of $0.16 per share.

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 6 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2004 and 2003 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                        2004              2003
                                                   ---------------    -------------
Computed expected income tax provision          $    (1,964,000)   $    (1,606,000)
(benefit)
Net operating loss carryforward                       1,708,000          1,356,000
increased
Accrued liabilities                                     232,000                ---
Stock-based expenses                                     42,000             82,000
Beneficial conversion feature of convertible                ---            168,000
debt
Depreciation                                            (18,000)               ---
                                                   ---------------    -------------

    Income tax provision (benefit)              $           ---    $           ---
                                                   ===============    =============

The components of the deferred tax assets and (liabilities) as of December 31, 2004 were as follows:

   Deferred tax assets:
   Temporary differences:
       Depreciation                                               $       (22,000)
       Accrued liabilities                                                 373,000
       Net operating loss carryforward                                   7,011,000
       Valuation allowance                                              (7,362,000)
                                                                      --------------

       Net long-term deferred tax asset                            $           ---
                                                                      ==============


The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2004 and 2003:

                                                             December 31,
                                                          2004           2003
                                                       -----------    -----------
   Deferred tax assets:
       Accrued expenses                              $   273,000     $      ---$
                                                         (22,000)           ---
   Depreciation
       Increase in net operating loss carryforward     2,009,000      1,723,000
      Change in valuation allowance                   (2,260,000)    (1,723,000)
                                                       -----------    -----------

                                                     $       ---     $      ---
                                                       ===========    ===========


As of December 31, 2004, the Company has net operating loss carryforwards available to offset future taxable income of approximately $17,584,000 expiring in 2005 through 2019.

NOTE 7-STOCKHOLDERS' EQUITY

PREFERRED STOCK
The Company is authorized to issue up to 20,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors. No preferred shares are issued and outstanding.

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

agreement between the Company and the placement agent, the Company offered an additional $2,000,000 of Units. The offering was completed in July 2004, generating gross proceeds of $3,000,000. The Company paid placement fees of $414,640 related to the offering.

The Company intends to use the proceeds for working capital and general corporate use. The Company is precluded from using the proceeds to pay debt outstanding at the time of the closing of the offering or to make payments to Astor.

Each Unit consists of one share of common stock and a Class A Warrant and a Class B Warrant. The offering price per Unit was $0.50. Both the Class A and Class B Warrants are exercisable by the holder at any time up to the expiration date of the warrant, which is five years from the date of issuance. In the aggregate, the investors purchased 6,000,000 shares of common stock, Class A Warrants to purchase 3,000,000 shares of common stock at $0.50 per share and Class B Warrants to purchase 3,000,000 shares of common stock at $0.70 per share. The warrants expire five years from the final closing date.

Pursuant to the agreement with the placement agent, following closing of the private placement offering, the Company amended the terms of its agreement with Astor for investment banking and strategic advisory services, reducing the monthly payment to Astor to a sum no greater than $5,000 per month commencing April 29, 2004, and for the nine months thereafter. The agreement with Astor was terminated effective September 30, 2004.

In addition, the Company's Chief Executive Officer agreed to defer payment of all accrued wages and future compensation due to him in excess of $150,000 per year for nine months from April 29, 2004. (See Note 9.)

SALES OF COMMON STOCK
During the year ended December 31, 2004, the Company sold 12,373,156 shares of common stock for a total of $6,189,540. The Company paid placement fees totaling $738,615, which includes $105,576 in placement fees to Astor and $633,039 in placement fees to unrelated entities. Certain investors received warrants to purchase 6,166,668 shares of the Company's common stock at $0.50, $0.70, and $0.90 per share in connection with the sale of stock. The Company also issued warrants to purchase 3,600,000 shares of its common stock as placement fees. The warrants are exercisable at $0.50 per share and expire in July 2009. Certain of these stock and warrant issuances were included in the discussion entitled Private Placement above.

During the year ended December 31, 2003, the Company sold 15,907,903 shares of common stock for a total of $3,319,255, $50,000 of which had been received prior to December 31, 2002, and had been recorded as a liability. The Company paid placement fees totaling $443,033, which includes $157,634 in placement fees to Astor and $285,399 in placement fees to an unrelated company. Certain investors received warrants to purchase 349,300 shares of common stock at prices ranging from $0.27 to $0.65 per share.

STOCK ISSUED FOR SERVICES
On September 8, 2004, the Company entered into a Product Sales and Marketing Consulting Agreement with an unrelated individual, commencing September 8, 2004 and ending December 31, 2006. As compensation for the services to be rendered, the Company issued 410,000 shares of its no par value common stock. On the effective date of the agreement, the shares had a fair value of $254,200 and have been recorded as prepaid expenses to be amortized over the term of the agreement. For the year ended December 31, 2004, the Company recognized $27,236 as stock based compensation expense related to this agreement.

In June 2004, the Company issued 10,000 shares of its common stock for consulting services. The shares were valued at $9,000, the fair market value of the stock on the date issued.

Pursuant to a binding Letter of Intent dated March 18, 2002, in connection with the sale of its wholly owned subsidiary, Dasibi Environmental Corp., the Company was obligated to issue 100,000 shares of its common stock to the purchaser of Dasibi. During the year ended December 31, 2004, the Company issued these 100,000 shares of common stock. The shares were valued at $40,000, the fair market value of the stock on March 18, 2002.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

During August 2003, the Company entered into two agreements for strategic business planning, financial advisory, investor relations and public relations services. As compensation, the Company issued a total of 3,000,000 shares of its common stock to the consultants, valued at $1,110,000, the fair market value of the stock on the effective date of the agreements, which amount is being amortized over the one-year term of the agreements. The Company had recorded $740,000 as prepaid expense as of December 31, 2003. The Company expensed related consulting fees of $740,000 and $370,000 for the years ended December 31, 2004 and 2003, respectively.

During fourth quarter of 2004, the Company entered into two agreements for strategic business planning, financial advisory, investor relations and public relations services. As compensation, the Company issued a total of 1,700,000 shares of its common stock to the consultants, valued at $943,000, the fair market value of the stock on the effective date of the agreements, which amount is being amortized over the terms of the agreements. The Company had recorded $652,500 as prepaid expense as of December 31, 2004. The Company expensed related consulting fees of $290,500 for the year ended December 31, 2004.

On January 6, 2003, the Company entered into an agreement with an individual to provide consulting services through January 6, 2004 in connection with the Company's corporate business development and strategy. As compensation for services received, the Company issued 300,000 unrestricted shares of its common stock valued at $60,000 based upon the price of the Company's common stock on the date of issuance. The Company recognized $60,000 in related expenses during 2003.

During 2003, the Company issued an additional 57,000 shares of its common stock to individuals for various consulting services rendered. The stock was valued at $11,280 based upon the price of the Company's common stock on the date of issuance. The Company recognized $11,280 in related expenses during 2003.

ISSUANCE OF OPTIONS AND WARRANTS
On August 10, 2004, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business and corporate affairs matters. The agreement expires December 31, 2004. The terms of the agreement provide for an initial payment of $4,500, plus $7,500 per month beginning September 1, 2004. In addition, as inducement to enter into the agreement, the consultant received 10,000 shares of the Company's common stock and options to purchase 60,000 shares of the Company's common stock, exercisable immediately, at prices ranging from $0.75 per share to $1.75 per share. The 10,000 shares issued had a value of $7,200 on August 10, 2004. The option was valued at $21,490 using the Black Scholes model for American options, with volatility of 90.27% and a risk free interest rate of 2.89%. The market price of the common stock on the date of the grant was $0.72. The value of the stock and options has been expensed.

On October 6, 2004, the Company entered into a Product Sales and Marketing Consulting Agreement with an unrelated entity for a period of two years. As compensation for services to be rendered, the Company issued a warrant to purchase 250,000 shares of the Company's common stock, exercisable immediately through October 6, 2007 at the price of $0.53 per share. The warrant was valued at $102,319 using the Black Scholes model for American options, with volatility of 131% and a risk free interest rate of 3.5%. The market price of the common stock on the date of the grant was $0.54. The value of the warrant is being amortized over the term of the agreement.

On October 18, 2003, the Company issued warrants to purchase 600,000 shares of common stock at an exercise price of $0.60 per share to two individuals for services to be rendered during the period through October 15, 2004. The warrants expire October 15, 2008. The warrants were valued at $185,400, the fair market value using the Black-Scholes model for American options. The average risk-free interest rate used was 3.32%, volatility was estimated at 93.5% and the expected life was five years. The amount was recorded as a prepaid expense and is being amortized over the term of the service period.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

REPRICED AND EXERCISED WARRANTS
In February 2003, the Company agreed to reprice warrants to purchase 300,000 shares of common stock related to outstanding debt from $2.25 and $4.50 per share to $0.12 per share. The repriced warrants were valued at $30,000, the fair market value using the Black-Scholes model for American options. The average risk-free interest rate used was 1.19%, volatility was estimated at 93% and the expected life was one day. The value of the repriced warrants was expensed as loan fees. The warrants to purchase 300,000 shares of common stock were immediately exercised for proceeds of $36,000.

During the second quarter of 2003, the Company agreed to reprice warrants to purchase 260,191 shares of common stock issued as incentive to exercise warrants from $4.00 per share to $0.10 per share. The repriced warrants were valued at $26,019, the fair market value using the Black-Scholes model for American options. The average risk-free interest rate used was 1.12%, volatility was estimated at 91% and the expected life was one day. The value of the repriced warrants was expensed as stock based compensation. The warrants to purchase 259,858 shares of common stock were exercised for proceeds of $26,018.

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

The following table summarizes the activity of options and warrants under all agreements and plans for the two years ended December 31, 2003 and 2004:


                                                                Weighted Average
                                      Number of                     Exercise
                             ------------- - ------------    --------     ----------
                                Options      Warrants         Price        Amount
                             -------------   ------------    --------     ----------
Outstanding, December 31,
 2002                         2,702,017      2,395,450         1.32       6,716,990

Granted                       6,800,000        949,300          .35       2,740,320
Repriced warrants exercised         ---       (559,858)        3.76      (2,102,445)
Expired/cancelled              (163,000)      (289,349)        3.06      (1,382,879)
                            -------------   ------------    --------     -----------

Outstanding, December 31,
 2003                         9,339,017      2,495,543          .50       5,971,986

Granted                          60,000     10,099,999          .57       5,804,166
Exercised                           ---        (55,556)         .36         (20,000)
Expired/cancelled              (428,571)    (1,159,287)         .51        (816,823)
                             -------------  -------------    --------     ----------

Outstanding, December 31,
 2004                         8,970,446     11,380,699       $  .50     $10,939,329
                             =============  =============    ========    ===========

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


The following table summarizes information about stock options and warrants outstanding at December 31, 2004:


                                         OPTIONS AND WARRANTS
        -----------------------------------------------------------------------------------
                         OUTSTANDING                             EXERCISABLE

                                        WEIGHTED
                                        AVERAGE      WEIGHTED                   WEIGHTED
           RANGE OF                    REMAINING     AVERAGE                     AVERAGE
           EXERCISE       NUMBER      CONTRACTUAL    EXERCISE       NUMBER      EXERCISE
            PRICES     OUTSTANDING     LIFE-YEARS     PRICE      EXERCISABLE     PRICE

       $0.225 to $0.33   8,338,100        8.02        $0.323       8,338,100      $0.323
        $0.35 to $0.50   6,808,100        4.38        $0.497       6,808,100      $0.497
        $0.53 to $0.75   4,016,431        4.16        $0.673       4,016,431      $0.673
       $0.875 to $1.75     935,239        0.76        $0.925         935,239      $0.925
        $2.00 to $3.10     253,275        0.72        $2.244         253,275      $2.244
       ---------------  ------------ ------------- ------------   ----------- -------------
      $ 0.225 to $3.10  20,351,145        5.62        $ 0.50      20,351,145      $0.50
        ============= ============== ============= ============   =========== =============


The weighted average exercise price of options at their grant date during the years ended December 31, 2004 and 2003 where the exercise price equaled the market price on the grant date, was $0.53 and $0.33, respectively. The weighted average exercise price of options at their grant date during the years ended December 31, 2004 and 2003, where the exercise price exceeded the market price on the grant date was $0.88, and $0.55, respectively. The weighted average exercise price of options at their grant date during the years ended December 31, 2004 and 2003, where the exercise price was less than the market price on the grant date, was $0.56 and $0.37, respectively.

The weighted average fair values of options at their grant date during the years ended December 31, 2004 and 2003 where the exercise price equaled the market price on the grant date, were $0.41 and $0.29, respectively. The weighted average fair value of options at their grant date during the years ended December 31, 2004 and 2003, where the exercise price exceeded the market price on the grant date, was $0.22 and $0.24, respectively. The weighted average fair value of options at their grant date during the years ended December 31, 2004 and 2003, where the exercise price was less than the market price on the grant date, was $0.56 and $0.46, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes model for American options. The weighted average assumptions used in the model were as follows:


                                        2004             2003
                                     ------------    -------------
        Risk-free interest rate         3.87%            4.29%
               Volatility              89.47%           93.41%
             Expected life           4.93 years       9.27 years
             Dividend yield             0.00%            0.00%


NOTE 8- STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $123,809 and $185,400 during the years ended December 31, 2004 and 2003 respectively.

Effective August 18, 2003, the board of directors of the Company granted an option to the President and CEO to purchase 6,800,000 shares of the Company's common stock at $0.33 per share, the closing price on the date of the grant. The option expires in ten years and is fully vested and immediately exercisable on the date of grant. The fair value of the option is estimated at $1,995,000 based on the Black-Scholes model for American options. The average risk-free interest rate used was 4.49%, volatility was estimated at 93.5% and the expected life was ten years.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEGAL JUDGMENT
The Company leased its facilities under a long-term non-cancelable operating lease. The Company assigned the lease to Dasibi in March 2002. The Company was named in a lawsuit to collect past due rent. In November 2002, a judgment was entered against the Company for a total of $411,500, which has been accrued.

LITIGATION
From time to time, the Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

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

On August 23, 2004, the Company entered into an amendment of the employment agreement with its President and Chief Executive Officer. The amendment provides that $100,000 of the Officer's annual salary shall be accrued as payable until such time as the Company has the financial resources to pay any or all of the accrued amount. The agreement also provides for salary increases of 5% per year commencing January 1, 2006, and an extension of the term of the agreement until December 31, 2010. In addition, automobile cost is limited to a maximum of $2,500 per month and the Company will reimburse the officer for individual life insurance premiums up to $1,000 per month and for health insurance premiums and related expenses.

On October 1, 2004, the Company entered into an employment agreement with its Vice President of Global Strategy. For the period from October 1 through December 31, 2004, compensation is $35,000 per month. Thereafter, the agreement provides for salary of $150,000 per year plus health care costs not to exceed $400 per month. Employment is at will and may be terminated by either party at any time.

The Company is obligated to make certain minimum salary payments as follows:

     YEAR ENDING DECEMBER 31,

     2005                                                    250,000
     2006                                                    262,500
     2007                                                    275,625
     2008                                                    289,406
     2009                                                    303,876
     2010                                                    319,070
                                                         --------------

                                                         $ 1,700,477
                                                         ==============

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 (FORMERLY POLLUTION RESEARCH AND CONTROL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

LICENSE AGREEMENT

On September 30, 2003, the Company entered into a license agreement with CalTech whereby CalTech granted the Company an exclusive, royalty-bearing license to make, use, and sell all products that incorporate the technology that was developed under the Technology Affiliates Agreement with JPL and is covered by related patents. In addition, the grant includes a nonexclusive, royalty-bearing license to make derivative works of the technology. The Company is required to make quarterly royalty payments to CalTech, ranging from 2% to 4% of net revenues for each licensed product made, sold, licensed, distributed, or used by the Company and 35% of net revenues that the Company receives from sublicensing the licensed products. A minimum annual royalty of $10,000 is due to CalTech on August 1, 2005 and each anniversary thereof. The minimum royalty will be offset by the abovementioned royalty payments, if any.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the year December 31, 2004, the Company paid $2,400 for income taxes. No cash was paid for income taxes during the year ended December 31, 2003. Cash paid for interest was $12,630 and $747 during the years ended December 31, 2004 and 2003, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Effective June 1, 2003, the Company entered into an agreement with Astor. The Company's President and Chief Executive Officer owns 50% of the common stock of Astor. The agreement required the Company to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised by the Company. The Company amended the terms of its agreement for investment banking and strategic advisory services, reducing the monthly payment to a sum no greater than $5,000 per month commencing April 29, 2004 and for the nine months thereafter. During the years ended December 31, 2004 and 2003 the Company paid Astor approximately $230,576 and $378,000, respectively in related expenses, which includes monthly fees, placement fees, and loan fees. Effective September 30, 2004, the agreement was terminated.

In September 2003, the Company loaned $20,000 to NT Media Corp. of California, Inc. ("NT Media"), a related party entity in which Astor has an approximate 6.4% equity interest and whose Director, Ali Moussavi, is a 50% partner in Astor. The bridge note was due upon the sooner of October 15, 2003, or upon NT Media raising additional funds of more than $50,000, and bears interest at the rate of 6%. The note was extended by mutual consent and must be repaid from financing before any other creditor. In December 2003, the Company advanced an additional $10,000 and $20,000 under agreements, which provide for interest at 6% per annum and were due upon the sooner of February 24 and 29, 2004, respectively, or upon NT Media raising additional funds of more than $50,000. These notes were paid in full during the three months ended March 31, 2004.

The Company had advanced $-0- and $28,654 to Astor as of December 31, 2004 and December 31, 2003, respectively.

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

The Company has certain employees in common with NT Media and Astor.

NOTE 12 - SUBSEQUENT EVENTS

On March 2, 2005, the Company entered into a scientific advisory consulting agreement that expires on March 1, 2007. The consultant was granted 50,000 options to purchase shares of the Company's common stock for $0.24 per shares.

On March 7, 2005, the Company entered into an exclusive distribution agreement with Quantum Automation to exclusively sell and distribute the Company's bacterial spore monitors in Singapore, Malaysia and Thailand.