Form 10QSB
period 2005-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2005-05-26
CIK 763950

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

                                                         Yes X   No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 50,224,107 shares issued and outstanding as of May 17, 2005.

     Transitional Small Business Disclosure Format (check one): Yes X No

================================================================================


                                        UNIVERSAL DETECTION TECHNOLOGY

                                                    INDEX
                                                                                                      Page

PART I     FINANCIAL INFORMATION.........................................................................1

ITEM 1.    Financial Statements..........................................................................1

           Consolidated Balance Sheet as of March 31, 2005 (unaudited)...................................1

           Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004 (unaudited)...........................................2

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and March 31, 2004 (unaudited)...........................................3

           Notes to Consolidated Financial Statements....................................................4

ITEM 2.    Management's Discussion and Analysis or Plan of Operation.....................................7

ITEM 3.    Controls and Procedures......................................................................22

PART II    OTHER INFORMATION............................................................................23

ITEM 1.    Legal Proceeding.............................................................................23

ITEM 2.    Changes in Securities and Small Business Issuer
           Purchases of Equity Securities...............................................................23

ITEM 3.    Defaults Upon Senior Securities..............................................................23

ITEM 4.    Submission of Matters to a Vote of Security Holders..........................................23

ITEM 5.    Other Information............................................................................23

ITEM 6.    Exhibits and Reports on Form 8-K.............................................................24


                                       PART I.
                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                UNAUDITED CONSOLIDATED BALANCE SHEET
                                           MARCH 31, 2005

                                               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                          $        189,449
     Certificates of deposit                                                                       1,005
     Restricted cash                                                                             102,272
     Accounts receivable                                                                          65,000
     Loan receivable                                                                              75,000
     Deferred interest expense                                                                    24,300
     Prepaid expenses                                                                            789,515
                                                                                          -----------------

         Total Current Assets                                                                  1,246,541

EQUIPMENT, NET                                                                                   111,322
DEPOSITS                                                                                          10,226
PATENT COSTS                                                                                      31,022
                                                                                          -----------------

                                                                                        $      1,399,111
                                                                                          =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable, trade                                                            $        224,985
     Accrued liabilities                                                                         970,453
     Notes payable                                                                               781,266
     Deferred revenue                                                                             65,000
     Accrued interest expense                                                                    436,673
                                                                                          -----------------

         Total current liabilities                                                             2,478,377
                                                                                          -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value, 20,000,000 shares
       Authorized, -0- issued and outstanding                                                        ---
     Common stock, no par value, 480,000,000 shares
       Authorized, 50,224,107 issued and outstanding                                          22,546,217
     Additional paid-in-capital                                                                3,736,251
     Accumulated (deficit)                                                                   (27,361,734)
                                                                                          -----------------

         Total stockholders' equity (deficit)                                                 (1,079,266)
                                                                                          -----------------

         Total liabilities and stockholders' equity (deficit)                           $      1,399,111
                                                                                          =================

     See accompanying notes to unaudited consolidated financial statements.

                               UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the three months ended March 31,
                                                                              2005                  2004
                                                                        ------------------    ------------------

REVENUE                                                               $           ---      $            ---
COST OF GOODS SOLD                                                                ---                   ---
                                                                        ------------------    ------------------

GROSS PROFIT                                                                      ---                   ---
                                                                        ------------------    ------------------

OPERATING EXPENSES:
     Selling, general and administrative                                      786,032               653,089
     Depreciation                                                               3,177                 1,164
     Marketing                                                                 36,275               806,211
                                                                        ------------------    ------------------

     Total expenses                                                           825,484             1,460,464
                                                                        ------------------    ------------------

(LOSS) FROM OPERATIONS                                                       (825,484)           (1,460,464)

OTHER INCOME (EXPENSE):
     Interest income                                                            1,583                  1097
     Interest expense                                                         (35,152)              (42,363)
     Amortization of loan fees                                                 (1,250)              (43,260)
                                                                        ------------------    ------------------
                     Net other income (expense)                               (34,819)              (84,526)
                                                                        ------------------    ------------------

NET (LOSS)                                                           $       (860,303)     $     (1,544,990)
                                                                        ==================    ==================

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED                      $          (0.02)     $          (0.04)
                                                                        ==================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                       50,224,107            37,375,750
                                                                        ==================    ==================
                                                                        ==================    ==================

                    See accompanying notes to unaudited consolidated financial statements.



                                                        2




                                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           For the three months ended March 31,
                                                                               2005                     2004
                                                                        -------------------      -------------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                                $    (860,303)          $   (1,544,990)
Adjustments to reconcile net (loss) to net cash (used in) operations:
   Stock and warrants issued for services                                        32,595                      ---
   Depreciation                                                                   3,177                    1,165
   Changes in operating assets and liabilities:
          Prepaid expenses                                                      313,801                  405,916
          Accounts Receivable                                                   (65,000)                     ---
          Loan receivable                                                       (75,000)                     ---
          Deferred Revenue                                                       65,000                      ---
          Accounts payable and accrued expenses                                 100,031                   72,129
                                                                        -------------------      -------------------

                             Net cash (used in) operating activities           (485,699)              (1,065,780)
                                                                        -------------------      -------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

  Purchase of equipment                                                          (5,021)                 (50,757)
  Payments received on bridge note to related party                                 ---                   50,000
  Advances to related party                                                         ---                  (17,881)
  Redemption of certificates of deposit                                         252,340                      ---
  (Increase) in restricted cash                                                    (435)                    (372)
                                                                        -------------------      -------------------

                           Net cash provided by investing activities            246,884                  (19,010)
                                                                        -------------------      -------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                                         65,737                1,697,675
  Payment of offering costs                                                      (8,944)                (181,098)
  Proceeds from exercise of warrants                                                ---                      ---
  Payments on notes payable                                                     (95,500)                (260,000)
                                                                        -------------------      -------------------

                             Net cash (used in) financing activities            (38,707)               1,256,577
                                                                        -------------------      -------------------

NET INCREASE/(DECREASE) IN CASH                                                (277,522)                 171,787

CASH, BEGINNING OF PERIOD                                                       466,971                   14,899
                                                                        -------------------      -------------------

CASH, END OF PERIOD                                                         $   189,449             $    186,686
                                                                        ===================      ===================



                         See accompanying notes to unaudited consolidated financial statements.



                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Universal Detection Technology, formerly Pollution Research and Control Corp., included in Form 10-KSB for the fiscal year ended December 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

     The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This standard requires us to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees and allows for use of the intrinsic value method for stock-based compensation of employees under Accounting Principals Board Opinion No. 25.

VALUATION OF THE COMPANY'S COMMON STOCK

     Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Black-Scholes Model for American options to estimate the fair market value.

REVENUE RECOGNITION

     Revenue is recognized upon shipment and acceptance of products. Title of goods is transferred when the products are shipped from our facility and accepted by the purchaser. Income not earned is recorded as deferred revenue.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005

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

INCOME TAXES

     Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At March 31, 2005, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005


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

RECLASSIFICATION

     Certain amounts reported in our financial statements for the three months ended March 31, 2004, have been reclassified to conform to the current year presentation.

NOTE 3 - LOAN RECEIVABLE

     In March 2005 the Company loaned its investor relations firm $75,000. The loan is non-interest bearing and is due within one year.

NOTE 4 - STOCKHOLDERS' EQUITY

     During the three months ended March 31, 2005, the Company sold 262,948 shares of common stock for a total of $65,737. The Company paid placement fees totaling $8,944 to unrelated parties.

     During the three months ended March 31, 2005, the Company issued an aggregate of 94,000 shares of common stock to employees for services rendered to the Company valued at $27,044.

ISSUANCE OF OPTIONS AND WARRANTS

     On March 2, 2005, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business. The agreement expires March 1, 2007. As compensation for entering into the agreement and providing services thereunder, the consultant received an option to purchase 50,000 shares of the Company's common stock, exercisable immediately, at the price of $0.24 per share. The option was valued at $5,551 using the Black Scholes model for American options, with volatility of 90% and a risk free interest rate of 3.5%. The market price of the common stock on the date of the grant of $0.23.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005


NOTE 5 - RELATED PARTY TRANSACTIONS

     On May 8, 2005, the Company executed a promissory note in the aggregate principal amount of $6,000 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 9% per annum and is due and payable on June 30, 2005.

NOTE 6 - SUBSEQUENT EVENTS

     Subsequent to March 31, 2005, the Company received $11,875 as a deposit on a possible future stock sale. No stock has been issued.

     On May 8, 2005, the Company executed a promissory note in the aggregate principal amount of $6,000 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 9% per annum and is due and payable on June 30, 2005.

     On May 5, 2005, the Company issued 126,000 shares to three employees as compensation for services rendered.

ITEM 2. PLAN OF OPERATION.

     The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

     During the three months ended March 31, 2005 we spent an aggregate of $822,307 on selling, general and administrative expenses and marketing expenses representing a 46% decrease over the comparable year-ago period. The significant decrease in our selling, general and administrative expenses in the three months ended March 31, 2005 principally is due to an significant decrease in marketing expense and outside professional services.

     Under our agreement with JPL, we were required to pay the entire estimated cost of $249,000 in advance of JPL commencing its research and development work. If these funds are depleted, we may be required to provide additional funds in advance of further work by JPL. Representatives of JPL had informed us that JPL expected to complete the project, without requiring additional funds from us, during the first quarter of fiscal 2005. The project has not yet been completed.

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

     Our working capital deficit at March 31, 2005, was $1,231,836. Our independent auditors' report, dated February 25, 2005, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2004, and the sale of our operating subsidiary. We require approximately $1.2 million to repay indebtedness in the next 12 months. As a condition to completing our private placement in July 2004, we agreed not to use any of the proceeds to repay debt outstanding at the time of the closing of the offering, or to pay accrued but unpaid salary to our Chief Executive Officer, or our monthly consulting fee under our Agreement for Investment Banking and Advisory Services with Astor Capital, Inc. This agreement was terminated effective

September 30, 2004. As of March 31, 2005, we owed our Chief Executive Officer $545,500 of accrued but unpaid salary under his employment agreement. The following provides the principal terms of our outstanding debt as of March 31, 2005:

     o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24,
          2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, we have repaid a total of $166,666 of the debt and are required to pay an additional $135,740 in monthly installments over the following 9 months as full payment of our obligations. The settlement agreement provides for an accelerated payment schedule (at our option), which would reduce the total amount we are required to pay by approximately $12,000.

     o One loan from an unaffiliated party in the aggregate principal amount of $195,000, due July 31, 2005, with interest at a rate of 9% per annum.. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000.

     o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $200,000, due on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of March 31, 2005 we owed $172,500 in interest on this note.

     o Two loans from an unaffiliated party evidenced by two promissory notes in the aggregate principal amount of $57,526, due September 10, 2002, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of March 31, 2005, we owed $16,389 in interest on these notes.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on May 10, 2003, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of March 31, 2005, we owed $26,196 in interest on this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of March 31, 2005, we owed $37,073 in interest on this note.

     Management continues to take steps to address the Company's liquidity needs. Recently management concluded discussions with most of our note holders and amended the terms of these notes to provide for extended scheduled payment arrangements. Management continues to seek extensions with respect to debt past due. Management also may seek additional extensions with respect to these notes and the Company's other debt as it becomes due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock.

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

RELATED PARTY TRANSACTIONS

     On May 8, 2005, the Company executed a promissory note in the aggregate principal amount of $6,000 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 9% per annum and is due and payable on June 30, 2005.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our independent auditors' report, dated February 25, 2005, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2004, and the sale of our operating subsidiary in March 2002. We have experienced operating losses since the date of the auditors' report and in prior years. Our auditor's opinion may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT OF SOME OF OUR DEBT. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

     If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at March 31, 2005 we are in default on certain debt obligations totaling approximately $275,000, excluding accumulated interest of approximately $218,688. In the aggregate, as of March 31, 2005, we have approximately $1.2 million in debt obligations, including interest, owing within the next 12 months. Of this amount, we have entered into written settlement agreements with respect to approximately $721,000, pursuant to which we are obligated to make scheduled payments. Also, we currently have verbal extensions with respect to approximately

$133,000 of the remaining aggregate debt obligations to a date to be mutually agreed upon by us and each of the respective noteholders. We cannot assure you that any of these noteholders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2004.

     We do not anticipate any material sales of the Anthrax Smoke Detector until we complete all testing and modifications, which we expect may not occur until the summer of 2005. We have not been profitable in the past years and had an accumulated deficit of approximately $27.4 million at March 31, 2005. We have not had revenues from sales of our products since the beginning of fiscal 2002, the commencement of development of our Anthrax Smoke Detector. During the three months ended March 31, 2005, and the fiscal years ended December 31, 2004 and 2003, we have experienced losses of $0.8 million, $5.8 million and $4.7 million, respectively. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2005.

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

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

     If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of March 31, 2005, we had outstanding options and warrants to purchase a total of 20,401,145 shares of common stock. Of these options and warrants, 20,401,145 have exercise prices above the recent market price of $0.22 per share (as of May 17, 2005) and 0 have exercise prices at or below this price. The weighted average exercise price for these outstanding options and warrants is $0.50.

WE USE A SIGNIFICANT PORTION OF OUR CASH ON HAND AND STOCK TO PAY CONSULTING FEES. WE MAY NOT RECEIVE THE BENEFIT WE EXPECT FROM THESE CONSULTANTS.

     The consultants that we hire may not provide us with the level of services, and consequently, the operating results, we anticipate. We spent approximately $0.2 million and $3.2 million in consulting fees during the three months ended March 31, 2005, and the year ended December 31, 2004, respectively, and utilized approximately seventeen consultants during this period. The consultants we engage provide us with a variety of services.

WE ENTERED INTO SEVERAL RELATED PARTY TRANSACTIONS IN 2004 AND 2003.

     We engaged in a number of transactions with related parties in 2004 and 2003. During the years ended December 31, 2004 and 2003, we spent an aggregate of $288,000 and $375,000, respectively in related party transactions. These included an agreement with Astor Capital, Inc. pursuant to which it provided us with investment banking and strategic advisory services as well as a 10% placement fee for debt and equity financings raised for us. We terminated this agreement effective September 30, 2004. We also subleased office space from Astor. Effective November 1, 2004, we assumed the lease for the office space. In addition, we issued notes to related parties. In light of the number of transactions and the aggregate sums involved, there may be a perception that these transactions were not at arm's length. We believe that each of these transactions were on terms at least as favorable to us as they would have been with unrelated parties.

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

                                    PART II.
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the first quarter of fiscal 2005, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

     o In March 2005, we issued an aggregate of 262,948 shares of common stock for a total purchase price of $65,737. We incurred $8,944 in placement fees, and our net proceeds were $56,793.

     o During the first quarter of fiscal 2005, we issued an aggregate of 94,000 shares of common stock to employees for services rendered to us valued at $27,044.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated May 25, 2004.

          32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated May 25, 2004.

     (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIVERSAL DETECTION TECHNOLOGY



Date: May 25, 2005                   /s/ Jacques Tizabi
                                    --------------------------------------------
                                    By:  Jacques Tizabi
                                    Its: President, Chief Executive Officer and
                                         Chairman of the Board