Form 10QSB
period 2005-06-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2005-09-14
CIK 763950

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

                                   Yes X  No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 51,884,612 shares issued and outstanding as of August 26, 2005.

       Transitional Small Business Disclosure Format (check one): Yes X  No __


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

                  Consolidated Balance Sheet as of June 30, 2005 (unaudited)....................................1

                  Consolidated Statements of Operations for the three months ended June 30, 2005 and June 30, 2004 (unaudited).............................................2

                  Consolidated Statements of Operations for the six months
                  ended June 30, 2005 and June 30, 2004 (unaudited).............................................3

                  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and June 30, 2004 (unaudited).............................................4

                  Notes to Consolidated Financial Statements....................................................5

ITEM 2.           Management's Discussion and Analysis or Plan of Operation.....................................9

ITEM 3.           Controls and Procedures......................................................................25



PART II           OTHER INFORMATION............................................................................26

ITEM 1.           Legal Proceeding.............................................................................26

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds..................................26

ITEM 3.           Defaults Upon Senior Securities..............................................................26

ITEM 4.           Submission of Matters to a Vote of Security Holders..........................................27

ITEM 5.           Other Information............................................................................27

ITEM 6.           Exhibits and Reports on Form 8-K.............................................................28


                                    PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                          $         35,017
     Certificates of deposit                                                                       1,005
     Restricted cash                                                                             102,833
     Accounts receivable                                                                          65,000
     Stock subscription receivable                                                                83,092
     Deferred interest expense                                                                    24,300
     Prepaid expenses                                                                            480,714
                                                                                          -----------------

         Total Current Assets                                                                    791,961

EQUIPMENT, NET                                                                                   117,184
DEPOSITS                                                                                          10,226
PATENT COSTS                                                                                      31,022
                                                                                          -----------------

                                                                                        $        950,393
                                                                                          =================

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable, trade                                                            $        228,143
     Accrued liabilities                                                                       1,043,496
     Notes Payable - Related Party                                                                18,000
     Notes payable                                                                               882,766
     Deferred revenue                                                                             65,000
     Accrued interest expense                                                                    474,290
                                                                                          -----------------

         Total current liabilities                                                             2,711,695
                                                                                          -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value, 20,000,000 shares
       Authorized, -0- issued and outstanding                                                        ---
     Common stock, no par value, 480,000,000 shares
       Authorized, 51,653,087 issued and outstanding                                          22,700,402
     Additional paid-in-capital                                                                3,736,251
     Accumulated (deficit)                                                                   (28,197,955)
                                                                                          -----------------

         Total stockholders' equity (deficit)                                                 (1,761,302)
                                                                                          -----------------

         Total liabilities and stockholders' equity (deficit)                           $        950,393
                                                                                          =================


                        See accompanying notes to unaudited consolidated financial statements.



                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                                                               2005                  2004
                                                                        ------------------    ------------------
REVENUE                                                               $           ---      $         25,000
COST OF GOODS SOLD                                                                ---                   ---
                                                                        ------------------    ------------------

GROSS PROFIT                                                                      ---                25,000
                                                                        ------------------    ------------------

OPERATING EXPENSES:
     Selling, general and administrative                                      740,161               803,284
     Depreciation                                                               6,002                 2,481
     Marketing                                                                 47,039               594,173
                                                                        ------------------    ------------------

     Total expenses                                                           793,202             1,399,938
                                                                        ------------------    ------------------

(LOSS) FROM OPERATIONS                                                       (793,202)           (1,374,938)

OTHER INCOME (EXPENSE):
     Interest income                                                              849                 1,364
     Interest expense                                                         (37,618)              (39,064)
     Amortization of loan fees                                                 (6,250)                  ---
                                                                        ------------------    ------------------
         Net other income (expense)                                           (43,019)              (37,700)
                                                                        ------------------    ------------------

NET (LOSS)                                                           $       (836,221)     $     (1,412,638)
                                                                        ==================    ==================

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED                      $          (0.02)     $          (0.03)
                                                                        ==================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                       50,938,597            41,249,231
                                                                        ==================    ==================
                                                                        ==================    ==================

                See accompanying notes to unaudited consolidated financial statements.




                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                                              2005                  2004
                                                                        ------------------    ------------------

REVENUE                                                               $           ---      $         25,000
COST OF GOODS SOLD                                                                ---                   ---
                                                                        ------------------    ------------------

GROSS PROFIT                                                                      ---                25,000
                                                                        ------------------    ------------------

OPERATING EXPENSES:
     Selling, general and administrative                                    1,526,193             1,456,373
     Depreciation                                                               9,179                 3,645
     Marketing                                                                 83,314             1,400,384
                                                                        ------------------    ------------------

     Total expenses                                                         1,618,686             2,860,402
                                                                        ------------------    ------------------

(LOSS) FROM OPERATIONS                                                     (1,618,686)           (2,835,402)

OTHER INCOME (EXPENSE):
     Interest income                                                            2,432                 2,461
     Interest expense                                                         (72,770)              (81,427)
     Amortization of loan fees                                                 (7,500)              (43,260)
                                                                        ------------------    ------------------
         Net other income (expense)                                           (77,838)             (122,226)
                                                                        ------------------    ------------------

NET (LOSS)                                                           $     (1,696,524)     $     (2,957,628)
                                                                        ==================    ==================

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED                      $          (0.03)     $          (0.07)
                                                                        ==================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                       50,760,123            39,489,581
                                                                        ==================    ==================
                                                                        ==================    ==================

                See accompanying notes to unaudited consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                        2005                            2004
                                                                  ------------------              ------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss)                                                     $       (1,696,524)             $       (2,957,628)
Adjustments to reconcile net (loss) to net cash (used in)
   operations:
   Stock and warrants issued for services                                  75,595                          49,000
   Depreciation                                                             9,179                           3,646
   Changes in operating assets and liabilities:
          Prepaid expenses                                                622,602                         751,968
          Accounts Receivable                                             (65,000)                        (10,000)
          Deferred Revenue                                                 65,000                             ---
          Accounts payable and accrued expenses                           213,849                          65,615
                                                                  ------------------              ------------------

             Net cash (used in) operating activities                     (775,299)                     (2,097,399)
                                                                  ------------------              ------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

  Purchase of equipment                                                   (16,885)                        (76,767)
  Payments received on bridge note to related party                           ---                          50,000
  Advances to related party                                                   ---                         (18,671)
  Redemption of/(Investment in) certificates of deposit                   252,340                        (900,990)
  (Increase) in restricted cash                                              (996)                           (745)
                                                                  ------------------              ------------------

         Net cash provided by (used in) investing activities              234,459                        (947,173)
                                                                  ------------------              ------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  Proceeds from exercise of stock options                                   9,500                             ---
  Proceeds from issuance of common stock                                   95,973                       4,831,101
  Payment of offering costs                                               (20,587)                       (585,514)
  Advance from related party                                               18,000                             ---
  Advances on Notes Payable                                               160,000                             ---
  Payments on notes payable                                              (154,000)                       (260,000)
                                                                  ------------------              ------------------

         Net cash provided by financing activities                        108,886                       3,985,587
                                                                  ------------------              ------------------

NET INCREASE/(DECREASE) IN CASH                                          (431,954)                        941,015

CASH, BEGINNING OF PERIOD                                                 466,971                          14,899
                                                                  ------------------              ------------------

CASH, END OF PERIOD                                            $           35,017              $          955,914
                                                                  ==================              ==================


                   See accompanying notes to unaudited consolidated financial statements.


                                       4

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Universal Detection Technology, included in Form 10-KSB for the fiscal year ended December 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

     The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This standard requires it to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees and allows for use of the intrinsic value method for stock-based compensation of employees under Accounting Principals Board Opinion No. 25.

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

INCOME TAXES

     Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At June 30, 2005, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

RECLASSIFICATION

     Certain amounts reported in our financial statements for the three and six months ended June 30, 2004, have been reclassified to conform to the current year presentation.

NOTE 3 - STOCK SUBSCRIPTION RECEIVABLE

     The receivable represents proceeds received in July 2005 for the sale of 943,000 shares of common stock issued in the second quarter of 2005.

NOTE 4 - DEFERRED REVENUE

     Deferred Revenue at June 30, 2005 represents income on a unit shipped in March 2005. Initially, the customer had the option to accept the device within ninety days of delivery. The Company has agreed, at the request of the customer, to extend the date of acceptance until further testing and verification can be completed. The device is currently undergoing calibrations and additional analysis. Once the tests are completed, the Company expects to reinstall the device, however, the Company cannot guarantee that the customer will accept the device until the further testing and third party verifications are complete.

NOTE 5 - STOCKHOLDERS' EQUITY

     During the six months ended June 30, 2005, the Company sold 430,928 shares of common stock for a total of $95,973. The Company paid placement fees totaling $20,587 to unrelated parties.

     During the six months ended June 30, 2005, the Company issued an aggregate of 362,000 shares of common stock to employees for services rendered to the Company valued at $70,044.

     During the six months ended June 30, 2005, an employee exercised an option to purchase 50,000 shares of common stock for an aggregate amount of $9,500.

ISSUANCE OF OPTIONS AND WARRANTS

     On March 2, 2005, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business. The agreement expires March 1, 2007. As compensation for entering into the agreement and providing services thereunder, the consultant received an option to purchase 50,000 shares of the Company's common stock, exercisable immediately, at the price of $0.24 per share. The option was valued at $5,551 using the Black Scholes model for American options, with volatility of 90% and a risk free interest rate of 3.5%. The market price of the common stock on the date of the grant was $0.23.

     On May 5, 2005, the Company, under its stock incentive plan, granted an employee the option to purchase 200,000 shares of the Company's common stock, exercisable immediately, at the price of $0.19 per share. The option expires May 4, 2006. The market price on the date of grant was $0.19. No expense was recognized by the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

     On May 8, 2005, the Company executed a promissory note in the aggregate principal amount of $6,000 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note bears interest at 9% per annum and was due and payable on June 30, 2005. The note was amended on June 28, 2005 for $6,100 which included previously accrued interest. The note was paid back with interest in July 2005.

     On June 28, 2005, the Company executed a promissory note in the aggregate principal amount of $12,000 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note bears interest of $100. The note was paid back with interest in July 2005.

     On August 3, 2005, the Company executed a promissory note in the aggregate principal amount of $8,000 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note does not bear interest. The note was repaid in August 2005.

NOTE 7 - SUBSEQUENT EVENTS

     During July and August 2005, the Company issued an aggregate of 231,525 shares of common stock to three employees as compensation for services rendered valued at $38,000.

     On August 3, 2005, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business. As part of the compensation arrangement, the Company granted a six month warrant to purchase 50,000 shares of the company's stock at $0.40 per share, 50,000 shares at $0.80 per share, and 50,000 shares at $1.20 per share.

     On August 15, 2005, the Company executed a promissory note in the aggregate principal amount of $60,000 payable to an unrelated party. The promissory note bears interest at 12% per annum, due November 15, 2005. In addition to the principal and interest payments, the Company shall issue 50,000 shares of common stock for a loan fee.

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

     The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of the date of the date of its filing, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the Securities and Exchange Commission, which we refer to as the SEC, after the date of the filing of this report at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

OVERVIEW

     We are engaged in the research and development of bio-terrorism detection devices. At June 30, 2005, our working capital deficit was $28,197,955. Our independent auditors' report, dated February 25, 2005, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2004, and the sale of our operating subsidiary. We require approximately $1.2 million to repay indebtedness in the next 12 months. We are pursuing strategies to raise funds, but cannot assure you that we will be able to raise adequate funds for our working capital purposes and to repay our debt, or at all. While we continue to pursue development, testing, marketing and distribution opportunities with regard to our detection device, our financial condition places significant restrictions on our current ability to fully pursue these activities.

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

     Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product which initially we referred to as the Anthrax Smoke Detector, and which we renamed BSM-2000 on April 21, 2005. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device operates to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax. Under our agreement with JPL, we paid it approximately $249,000 for its services and we received an option to license all technology developed under the Technology Affiliates Agreement from Caltech. On September 30, 2003, we exercised our option and Caltech granted to us a worldwide exclusive license to the patent rights referenced in the Technology Affiliates Agreement and a worldwide nonexclusive license to rights in related proprietary technology. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, which was paid, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. Pursuant to the terms of the license, we must pay four percent royalties on product sales in countries where a patent is issued and two percent royalties on product sales in countries where a patent is not issued, as well as 35 percent of net revenues received from sublicensees.

     In May 2004, we unveiled the first functional prototype of BSM-2000. The prototype operated on external software. In July 2004, we commenced simulated tests with benign bacterial spores having anthrax-like properties in order to fine tune our product. The use of benign spores is as effective as testing with anthrax spores because our device is designed to detect an increase in bacterial spore concentration levels. Based on results we obtained, we were able to enhance the sensitivity of BSM-2000 by improving the sample collection efficiency of the device, and made certain other modifications to improve efficiency. Our device is a functional viable product, available for sale.

     We hope to commence field testing of devices in different environments and conditions in 2005 and to use the empirical data gained from the testing to further improve the design and functionality of our product. We are engaged in discussions with Rutgers University to perform our field testing. The Center for Advanced Infrastructure and Transportation at Rutgers University, which we refer to as CAIT, was given an initial (Phase I) grant from the National Science Foundation to conduct a preliminary study on methods to protect the nation's transportation infrastructure against a potential airborne biological attack. Rutgers identified us as a partner in this project. Rutgers has applied for a Phase II grant from the National Science Foundation. If funded, Rutgers would use the proceeds from this grant to implement its site-specific emergency management response protocol. Initially, CAIT's commitment to engage in field testing of BSM-2000 was contingent on receipt of the Phase II grant. However, CAIT recently agreed to conduct field testing of BSM-2000 at a facility it chooses regardless of whether it receives the Phase II grant from the National Science Foundation. We expect CAIT to commence this field testing in 2005.

     In the second quarter of 2005 we strengthened our relationships with Rutgers University and CAIT. We have agreed to conduct a feasibility study jointly with CAIT to evaluate the possibility of integration of BSM-2000 into CAIT's newly designed software used for simulation of evacuation procedures for buildings and public structures. Also, in late August 2005, we jointly represented our technology with representatives from CAIT to a group of officials, industry experts, and academics in New Jersey.

     We plan to continue to market and sell the current version of our BSM-2000 while we engage in field testing. In the third quarter of 2004, we received our first purchase order for a minimum of one and up to 10 Anthrax detection devices. The purchase order was made by Global Baggage Protection Systems, which is doing business as Secure Wrap, a company based in Miami, Florida. The sales price to Secure Wrap reflects a discount not to exceed 15% of the lower end of our expected price range for the device. The purchase order was contingent upon Secure Wrap's satisfaction of the first unit shipped to it. Secure Wrap could accept or return the device within 90 days and if Secure Wrap accepted the detection device, the purchase order would call for us to ship one device every two months over the next 18 months. Pursuant to this purchase order we shipped a unit of BSM-2000 to Secure Wrap in March 2005. Prior to the expiration of the 90 day period, Secure Wrap requested, and we agreed, to extend that period to the date upon which we complete our principal field testing and obtain third party verification of the BSM-2000. Secure Wrap has returned the device initially provided to it for our analysis of sample collection and for modifications.

     In the first quarter of 2005, we received an additional purchase order from Secure Wrap for one unit for installation at their site at the Miami International Airport. We expected to ship this unit in the second quarter of 2005, following completion of an appropriate response plan approved by Secure Wrap. As we did with our first purchase order from Secure Wrap, we have agreed to postpone the fulfillment of this purchase order until the completion of our principal field tests and third party verifications.

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

     In March 2005, we signed a distribution agreement with Quantum Automation, in Singapore, providing it the right to represent, sell, service, and distribute BSM-2000 in Singapore, Malaysia, and Thailand. The agreement required that Quantum Automation purchase at a discounted price a unit of BSM-2000 intended to be used for demonstration and training purposes. We are in the process of applying for an export license to be able to fulfill Quantum Automation's purchase order. To date, Quantum Automation has not made any sales of BSM-2000 in these countries.

     We intend to initiate production orders of BSM-2000 with Horiba Jobin Yvon based on sales orders we receive. We have chosen Horiba Jobin Yvon as our manufacturer of choice for the production of the spectrometers that are used within our device. Met One Instruments has agreed to collaborate with us for the production of the air samplers, used to gather samples on the filter tape, during our testing and evaluation program. Upon completion of our evaluation and testing program, Met One Instruments has agreed to collaborate with Horiba Jobin Yvon and Horiba Jobin Yvon has agreed to obtain technical information from Met One Instruments in order for Horiba Jobin Yvon to manufacture the entire device including the spectrometer and the air sampler. In connection with our sales and marketing efforts, we hope to sell units to customers in specific sectors in the market including, sports stadiums, conventions centers, and casinos. We believe that these sales will provide us a well-defined customer base to use as a reference in connection with our marketing campaign. In August 2004, we reached an oral agreement in principal with KAL Consultants, Inc. pursuant to which it will assist us with marketing and sales efforts. We made an initial payment to KAL Consultants and it commenced services to us consisting principally of arranging meetings with potential buyers of our device, including Secure Wrap.

     We initially planned to secure and lease a testing facility close to the JPL laboratories where we would be able to implement a quality assurance program and test our products against the required specifications before shipping them to customers. We believe that the proximity to JPL and in particular to Caltech will help us by utilizing the knowledge of graduate and PhD students familiar with the project in a consultant or employment capacity. While we are still considering the implementation of this plan, we also are considering sponsoring researchers at JPL to work with the inventor of our bacterial spore detection technology to perform the tasks of quality assurance and research and development. Implementation of either of these plans is dependent on our ability to secure adequate funds, and we cannot assure you we will be able to do so soon, or at all.

     During 2004, we hired four additional employees and increased our use of consultants for corporate development purposes, including further development of our strategic business plan to sell BSM-2000. If we are able to receive adequate funding for our working capital purposes, we anticipate hiring up to three additional employees in the next 12 months, one of whom would concentrate on marketing BSM-2000 to both the public and private sector. Upon establishment of the testing facility, we intend to hire up to two employees to assist with the testing of the products. In June 2005, we appointed Mr. Nima Montazeri as our head of strategic development. Mr. Montazeri's principal responsibilities are to identify and collaborate with qualified independent third parties that provide goods and services that can be of strategic value to us and our business.

     During the six months ended June 30, 2005 we spent an aggregate of $1,618,686 on selling, general and administrative expenses and marketing expenses representing a 43% decrease over the comparable year-ago period. The significant decrease in our selling, general and administrative expenses in the six months ended June 30, 2005 principally is due to a significant decrease in marketing expense and outside professional services. In the six months ended June 2004, we incurred expenses relating to European promotions, following the unveiling of BSM-2000, which we did not incur during the six months ended June 2005.

     Under our agreement with JPL, we were required to pay the entire estimated cost of $249,000 in advance of JPL commencing its research and development work. JPL has completed it tasks and obligations under its agreement with us. We maintain a close relationship with JPL and have orally agreed to pursue additional opportunities and to fund further research on BSM-2000 as well as various other applications of our spore detection technology in terrorism-related and non-terrorism-related fields. Any additional research and development activities are contingent on our receipt of adequate funding.

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

     The net proceeds to us from the sale of the Units were approximately $2.5 million, all of which has been used by us. We require approximately $2.0 million in the next 12 months to complete our existing prototype, engage in testing of the device, and revise the technology or reengineer the device as may be necessary or desirable and otherwise execute our business plan. We do not have adequate capital to fund our working capital needs or to repay our debt currently due and becoming due in the next 12 months. We anticipate that our uses of capital during the next 12 months principally will be for:

     o administrative expenses, including salaries of officers and other employees we plan to hire;

     o    repayment of debt;

     o    sales and marketing; and

     o expenses of professionals, including investment bankers, accountants and attorneys.

     Our working capital deficit at June 30, 2005, was $28,197,955. Our independent auditors' report, dated February 25, 2005, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2004, and the sale of our operating subsidiary. We require approximately $1.4 million to repay indebtedness in the next 12 months. As a condition to completing our private placement in July 2004, we agreed not to use any of the proceeds to repay debt outstanding at the time of the closing of the offering, or to pay accrued but unpaid salary to our Chief Executive Officer, or our monthly consulting fee under our Agreement for Investment Banking and Advisory Services with Astor Capital, Inc. This agreement was terminated effective September 30, 2004. As of June 30, 2005, we owed our Chief Executive Officer $570,500 of accrued but unpaid salary under his employment agreement. The following provides the principal terms of our outstanding debt as of June 30, 2005:

     o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24,
          2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we are required to pay an additional $80,000 as full payment of our obligations. We did not make a scheduled payment of $40,000 on July 1, 2005 and plan to discuss extended payment arrangements with the parties to this agreement. Our last scheduled payment of $40,000 is due on October 1, 2005.

     o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2005, there was $145,000 principal amount remaining on this note. We did not make our scheduled payment under this note in July 2005, and are engaged in discussions with this note holder to extend our payment obligation.

     o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2005, there was $74,500 principal amount remaining on this note. We did not make our scheduled payment under this note in July 2005, and are engaged in discussions with this note holder to extend our payment obligation.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $200,000, due on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of June 30, 2005 we owed $181,500 in interest on this note.

     o Two loans from an unaffiliated party evidenced by two promissory notes in the aggregate principal amount of $57,526, due September 10, 2002, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of June 30, 2005, we owed $17,827 in interest on these notes.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on May 10, 2003, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of June 30, 2005, we owed $29,571 in interest on this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of June 30, 2005, we owed $38,938 in interest on this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 10, 2005 with an interest rate of 12% per annum. As of June 30, 2005, we owed $1,000 in interest on this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 31, 2005 with an interest rate of 12% per annum. As of June 30, 2005, we owed $1,000 in interest on this note. We did not make our scheduled payment under this note in July 2005, and are engaged in discussions with this note holder to extend our payment obligation.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 31, 2005 with an interest rate of 15% per annum. As of June 30, 2005, we owed $375 in interest on this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 31, 2005 with an interest rate of 12% per annum. As of June 30, 2005, we did not owe any amounts on this note. We did not make our scheduled payment under this note in July, and are engaged in discussions with this note holder to extend our payment obligation.

     Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management continues to seek extensions with respect to our debt that is past due. Management may seek additional extensions with respect to these notes and our other debt as it becomes due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock.

     Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. However, during the first half of 2005, management spent the substantial majority of its time negotiating contracts for the installation of the BSM-2000 in target markets, preparing to ship the first device under the Secure Wrap October purchase order, and developing its marketing and sales plan. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the more recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a price it believes to be fair to the Company. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

RELATED PARTY TRANSACTIONS

     On May 8, 2005, the Company executed a promissory note in the aggregate principal amount of $6,000 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 9% per annum and was due and payable on June 30, 2005. The note was amended on June 28, 2005 for $6,100, which included previously accrued interest. The note was repaid with interest in July 2005.

     On June 28, 2005, the Company executed a promissory note in the aggregate principal amount of $12,000 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest of $100. The note was repaid with interest in July 2005.

     On August 3, 2005, the Company executed a promissory note in the aggregate principal amount of $8,000 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note does not bear interest. The note was repaid in August 2005.

     In connection with the private placement completed in October 2004, our Chief Executive Officer agreed to defer payment of all accrued but unpaid bonus and salary, as well as any compensation payable to him in excess of $150,000 per year, for nine months from April 29, 2004.

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

     Effective June 1, 2003, we entered into an agreement with Astor Capital, Inc., a company in which Jacques Tizabi, our President and Chief Executive Officer, is the President of and owns 50% of the common stock, pursuant to which we have agreed to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised for us. In connection with the private placement completed in October 2004, we modified this agreement so that the compensation payable to Astor Capital under the agreement is reduced during the period from April 29, 2004, and for nine months thereafter, to an amount not to exceed the sum of $5,000 per month, excluding any fees for placement of securities. Effective September 30, 2004, we terminated this agreement with Astor.

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

WE ARE IN DEFAULT OF SOME OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

     If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at August 1, 2005 we are in default on certain debt obligations totaling approximately $380,000, excluding accumulated interest of approximately $23,090. In the aggregate, as of June 30, 2005, we have approximately $1.4 million in debt obligations, including interest, owed within the next 12 months. Of this amount, we currently have verbal extensions with respect to approximately $675,360 of principal amount and interest to a date to be mutually agreed upon by us and each of the respective note holders. We cannot assure you that any of these note holders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

     We have nominal cash on hand and short-term investments and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The down-trend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, our common stock trades on The Over the Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on The Nasdaq Stock Market. Also, our default in repaying our debt restricts our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. In July 2004, we completed a private placement resulting in net proceeds to us of approximately $2.5 million, all of which have been used. As a condition to this financing however, we agreed that we would not use the net proceeds to repay any of our debt outstanding as of the closing of the financing. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2005.

     We do not anticipate material sales of the BSM-2000 until after we complete all testing and modifications, which is contingent principally upon receipt of adequate funding and our ability to continue to form collaborative arrangements with qualified third parties to engage in that testing at nominal cost to us. We have not been profitable in the past years and had an accumulated deficit of approximately $28.2 million at June 30, 2005. We have not had revenues from sales of our products since the beginning of fiscal 2002, the commencement of development of our BSM-2000. During the six months ended June 30, 2005, and the fiscal years ended December 31, 2004 and 2003, we have experienced losses of $1.7 million, $5.8 million and $4.7 million, respectively. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2005.

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

     We contract with third parties at minimal cost to us to conduct research and development activities and we expect to continue to do so in the future. Under our agreement with JPL, it will engage in limited testing of our device. We have engaged in discussions with Rutgers University to conduct field testing of BSM-2000. Because we rely on third parties for our research and development activities, we have less direct control over those activities and cannot assure you that the research will be done properly or in a timely manner.

MANAGEMENT HAS NO EXPERIENCE IN PRODUCT MANUFACTURING, MARKETING, SALES, OR DISTRIBUTION. WE MAY NOT BE ABLE TO MANUFACTURE OUR ANTHRAX SMOKE DETECTOR IN SUFFICIENT QUANTITIES AT AN ACCEPTABLE COST, OR IN A TIMELY FASHION, AND MAY NOT BE ABLE TO MARKET AND DISTRIBUTE IT EFFECTIVELY, EACH OF WHICH COULD HARM OUR FUTURE PROSPECTS.

     If we are unable to establish an efficient manufacturing process for the BSM-2000, our costs of production will increase, our projected margins may decrease, and we may not be able to timely deliver our product to customers. We remain in the research and development phase of product commercialization. When and if we complete all design and testing of our product, we will need to establish the capability to manufacture it. Management has no experience in establishing, supervising, or conducting commercial manufacturing. We plan to rely on third party contractors to manufacture our product, although to date we have not entered into any manufacturing arrangements with any third party. Relying on third parties may expose us to the risk of not being able to directly oversee the manufacturing process, which may adversely affect the production and quality of our BSM-2000. In addition, these third party contractors may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or other unforeseeable acts that may increase the cost of production or delay or prevent production.

     In addition, if we are unable to establish a successful sales, marketing, and distribution operation, we will not be able to generate sufficient revenue in order to maintain operations. We have no experience in marketing or distributing new products. We have not yet established marketing, sales, or distribution capabilities for our BSM-2000. At this time, we have an oral agreement with KAL Consultants, Inc. to assist us with our marketing and sales efforts. To date, KAL Consultants' principal function has been to arrange meetings with potential buyers of our device, including Secure Wrap. We also plan on entering into distribution agreements with third parties to sell our BSM-2000. If we are unable to enter into relationships with third parties to market, sell, and distribute our products, we will need to develop our own capabilities. We have no experience in developing, training, or managing a sales force. If we choose to establish a direct sales force, we will incur substantial additional expense. We may not be able to build a sales force on a cost effective basis or at all. Any direct marketing and sales efforts may prove to be unsuccessful. In addition, our marketing and sales efforts may be unable to compete with the extensive and well-funded marketing and sales operations of some of our competitors. We also may be unable to engage qualified distributors. Even if engaged, they may fail to satisfy financial or contractual obligations to us, or adequately market our products.

WE CANNOT GUARANTEE THAT OUR BIO-TERRORISM DETECTION DEVICE WILL WORK OR BE COMMERCIALLY VIABLE.

     Our product in development requires further research, development, laboratory testing, third party verification, and demonstration of commercial scale manufacturing before it can be proven to be commercially viable. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the product may be ineffective, unsafe, difficult or uneconomical to manufacture on a large scale, or precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, the research, development, and testing process, will be completed. If our product development efforts are unsuccessful or if we are unable to develop a commercially viable product timely, we would need to consider steps to protect our assets against our creditors.

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

EXISTING AND DEVELOPING TECHNOLOGIES MAY AFFECT THE DEMAND FOR OUR BSM-2000.

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

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

     If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of June 30, 2005, we had outstanding options and warrants to purchase a total of 20,351,105 shares of common stock. Of these options and warrants, all have exercise prices above the recent market price of $0.17 per share (as of August 15, 2005) and none have exercise prices at or below this price. The weighted average exercise price for these outstanding options and warrants is $0.50.

WE USE A SIGNIFICANT PORTION OF OUR CASH ON HAND AND STOCK TO PAY CONSULTING FEES. WE MAY NOT RECEIVE THE BENEFIT WE EXPECT FROM THESE CONSULTANTS.

     The consultants that we hire may not provide us with the level of services, and consequently, the operating results, we anticipate. We spent approximately $0.4 million and $3.2 million in consulting fees during the six months ended June 30, 2005, and the year ended December 31, 2004, respectively, and utilized approximately seventeen consultants during this period. The consultants we engage provide us with a variety of services.

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

     If BSM-2000 is commercialized, the lack of U.S. or foreign patent protection could allow competitors to copy and sell products similar to ours without paying a royalty. The bacterial spore detection technology that is integrated into BSM-2000 is owned by Caltech. On January 31, 2003, Caltech filed a U.S. patent application covering the technology, which currently is being reviewed by the U.S. Patent and Trademark Office. Caltech also filed a patent application with the European Patent Office. We paid and filed on behalf of Caltech a patent application in Japan as well. No patents have been issued and we cannot assure you that any patents will be issued. If a U.S. patent is not issued, or not issued timely, we may face substantially increased competition in our primary geographic market.

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

THE BACTERIAL SPORE DETECTION TECHNOLOGY IS LICENSED TO US BY CALTECH. IF OUR LICENSE TERMINATES, OUR FUTURE PROSPECTS WOULD BE HARMED.

     The loss of our technology license would require us to cease operations until we identify, license and integrate into our product another technology, if available. If we fail to fulfill any payment obligation under the terms of the license agreement or materially breach the agreement, Caltech may terminate the license. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, which was paid, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum.

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

     In connection with an inquiry by our Audit Committee and pursuant to its recommendations, we made changes to our internal controls over financial reporting during the quarter ended December 31, 2004, as more specifically discussed in Item 6 Management Discussion and Analysis and Plan of Operation - Audit Committee Inquiry, of our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005.

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the second quarter of fiscal 2005, we issued the following securities which were not registered under the Securities Act of 1933, as amended. No offer or sale of the securities was made to a person in the United States. We believe that each purchaser of securities was not a U.S. person as defined in Rule 902(k) of Regulation S and did not acquire the securities for the account or benefit of any U.S. person. We did not engage in any directed selling efforts in the United States. For these reasons, among others, the offer and sale of the following securities were not subject to Section 5 of the Securities Act by virtue of Regulation S promulgated by the SEC under the Securities Act:

     o In April 2005, we issued 167,980 shares of common stock to non-U.S. persons, as such term is defined in Regulation S, for an aggregate offering price of $21,953. We incurred $3,359 in placement fees, and our net proceeds were $18,594.

     o In June 2005, we issued 943,000 shares of common stock to non-US persons, as such term is defined in Regulation S, for an aggregate offering price of $103,730. We incurred $20,638 in placement fees, and our net proceeds were $83,092.

     During the second quarter of fiscal 2005, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

     o During the second quarter of fiscal 2005, we issued an aggregate of 268,000 shares of common stock to employees for services rendered to us valued at $43,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24,
          2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we are required to pay an additional $80,000 as full payment of our obligations. We did not make a scheduled payment of $40,000 on July 1, 2005 and plan to discuss extended payment arrangements with the parties to this agreement. Our last scheduled payment of $40,000 is due on October 1, 2005.

     o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2005, there was $145,000 principal amount remaining on this note. We did not make our scheduled payment under this note in July 2005, and are engaged in discussions with this note holder to extend our payment obligation.

     o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2005, there was $74,500 principal amount remaining on this note. We did not make our scheduled payment under this note in July 2005, and are engaged in discussions with this note holder to extend our payment obligation.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 31, 2005 with an interest rate of 12% per annum. As of June 30, 2005, we owed $1,000 in interest on this note. We did not make our scheduled payment under this note in July 2005, and are engaged in discussions with this note holder to extend our payment obligation.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 31, 2005 with an interest rate of 12% per annum. As of June 30, 2005, we did not owe any amounts on this note. We did not make our scheduled payment under this note in July, and are engaged in discussions with this note holder to extend our payment obligation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated September 12, 2005.

          32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated September 12, 2005.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNIVERSAL DETECTION TECHNOLOGY




Date: September 12, 2005           /s/ Jacques Tizabi
                                  ----------------------------------------------
                                  By:   Jacques Tizabi
                                  Its:  President, Chief Executive Officer and
                                        Chairman of the Board