Form 10QSB
period 2005-09-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2005-11-14
CIK 763950

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

  1934 For the transition period from __________________ to _________________.

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

                                  Yes X    No

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes X    No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 54,008,417 shares issued and outstanding as of November 11, 2005.

     Transitional Small Business Disclosure Format (check one): Yes   No X


================================================================================

                      UNIVERSAL DETECTION TECHNOLOGY INDEX

PART I FINANCIAL INFORMATION

ITEM 1.           Financial Statements.......................................................................1

                  Consolidated Balance Sheet as of September 30, 2005 (unaudited)............................1

                  Consolidated Statements of Operations for the three months ended
                  September 30, 2005 and September 30, 2004 (unaudited)......................................2

                  Consolidated Statements of Operations for the nine months
                  ended September 30, 2005 and September 30, 2004 (unaudited)................................3

                  Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2005 and September 30, 2004 (unaudited)................................4

                  Notes to Consolidated Financial Statements.................................................5

ITEM 2.           Management's Discussion and Analysis or Plan of Operation.................................10

ITEM 3.           Controls and Procedures...................................................................27

PART II           OTHER INFORMATION.........................................................................28

ITEM 1.           Legal Proceeding..........................................................................28

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds...............................28

ITEM 3.           Defaults Upon Senior Securities...........................................................28

ITEM 4.           Submission of Matters to a Vote of Security Holders.......................................30

ITEM 5.           Other Information.........................................................................30

ITEM 6.           Exhibits .................................................................................31


PART I.
                                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                       UNAUDITED CONSOLIDATED BALANCE SHEET
                                                SEPTEMBER 30, 2005

                                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                          $          9,873
     Certificates of deposit                                                                       1,005
     Restricted cash                                                                             103,475
        Accounts receivable                                                                       65,000
     Deferred interest expense                                                                    24,300
     Prepaid expenses                                                                            634,815
                                                                                          -----------------

         Total Current Assets                                                                    838,468

EQUIPMENT, NET                                                                                   113,193
DEPOSITS                                                                                          10,226
PATENT COSTS                                                                                      31,022
                                                                                          -----------------

                                                                                        $        992,909
                                                                                          =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable, trade                                                            $        364,688
     Bank Overdraft                                                                               40,354
     Accrued liabilities                                                                       1,061,410
        Notes Payable - Related Party                                                              2,153
     Notes payable                                                                             1,012,766
     Deferred revenue                                                                             65,000
     Accrued interest expense                                                                    515,518
                                                                                          -----------------

         Total current liabilities                                                             3,061,889
                                                                                          -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value, 20,000,000 shares
       Authorized, -0- issued and outstanding                                                        ---
     Common stock, no par value, 480,000,000 shares
       Authorized, 53,697,506 issued and outstanding                                          22,994,594
     Additional paid-in-capital                                                                4,029,678
     Accumulated (deficit)                                                                   (29,093,252)
                                                                                          -----------------

         Total stockholders' equity (deficit)                                                 (2,068,980)
                                                                                          -----------------

         Total liabilities and stockholders' equity (deficit)                           $        992,909
                                                                                          =================


                         UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          SEPTEMBER 30, 2005


                                                                        For the three months ended September 30,
                                                                               2005                   2004
                                                                        ------------------    -------------------
REVENUE                                                               $           ---      $            ---
                                                                        ------------------    -------------------
OPERATING EXPENSES:
     Selling, general and administrative                                      795,537               819,950
     Depreciation                                                               5,086                 3,250
     Research and development                                                     ---                20,000
     Marketing                                                                 32,200               539,147
                                                                        ------------------    -------------------

     Total expenses                                                           832,823             1,382,347
                                                                        ------------------    -------------------

(LOSS) FROM OPERATIONS                                                       (832,823)           (1,382,347)

OTHER INCOME (EXPENSE):
     Forgiveness of accrued interest payable                                      ---                39,268
     Interest income                                                              645                 4,825
     Interest expense                                                         (42,177)              (37,328)
     Amortization of loan fees                                                (20,942)               (1,250)
                                                                        ------------------    -------------------
                     Net other income (expense)                               (62,474)                5,515
                                                                        ------------------    -------------------

  NET (LOSS)                                                         $       (895,297)     $     (1,376,832)
                                                                        ==================    ===================

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED                      $          (0.02)     $          (0.03)
                                                                        ==================    ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                       53,425,296            46,754,352
                                                                        ==================    ===================
                                                                        ==================    ===================



                         UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      SEPTEMBER 30, 2005


                                                                        For the nine months ended September 30,
                                                                              2005                  2004
                                                                        ------------------    ------------------

REVENUE                                                               $           ---      $         25,000
                                                                        ------------------    ------------------

OPERATING EXPENSES:
     Selling, general and administrative                                    2,321,730             2,279,968
     Depreciation                                                              14,265                 6,895
     Research and development                                                     ---                20,000
     Marketing                                                                115,514             1,939,531
                                                                        ------------------    ------------------

     Total expenses                                                         2,451,509             4,246,394
                                                                        ------------------    ------------------

(LOSS) FROM OPERATIONS                                                     (2,451,509)           (4,221,394)

OTHER INCOME (EXPENSE):
     Forgiveness of accrued interest payable                                      ---                39,268
     Interest income                                                            3,077                 7,286
     Interest expense                                                        (114,947)             (118,755)
     Amortization of loan fees                                                (28,442)              (44,510)
                                                                        ------------------    ------------------
                     Net other income (expense)                              (140,312)             (116,711)
                                                                        ------------------    ------------------

  NET (LOSS)                                                         $     (2,591,821)     $     (4,338,105)
                                                                        ==================    ==================

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED                      $          (0.05)     $          (0.10)
                                                                        ==================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                       52,532,333            41,326,282
                                                                        ==================    ==================
                                                                        ==================    ==================



                         UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       SEPTEMBER 30, 2005


                                                                       For the nine months ended September 30,
                                                                         2005                            2004
                                                                  ------------------              ------------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss)                                                     $        (2,591,821)            $        (4,338,105)
Adjustments to reconcile net (loss) to net cash (used in)
   operations:
   Stock and warrants issued for services                                   663,214                         331,890
   Forgiveness of accrued interest payable                                      ---                          39,268
   Depreciation                                                              14,265                           6,895
   Changes in operating assets and liabilities:
          Prepaid expenses                                                  468,501                         569,197
          Employee Advances                                                     ---                         (21,975)
          Inventories                                                           ---                          20,000
          Deferred Interest                                                     ---                         (24,300)
          Accounts Receivable                                               (65,000)                            ---
          Deferred Revenue                                                   65,000                             ---
          Accounts payable and accrued expenses                             409,536                         218,477
                                                                  ------------------              ------------------

              Net cash (used in) operating activities                   ((1,036,305))                    (3,198,653)
                                                                  ------------------              ------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

  Purchase of equipment                                                     (17,980)                        (87,922)
  Payments received on bridge note to related party                             ---                          50,000
  Advances to related party                                                     ---                          (6,572)
  Redemption of/(Investment in) certificates of deposit                     252,340                      (1,155,396)
  Investment in patent                                                          ---                         (31,022)
  (Increase) in restricted cash                                              (1,638)                         (1,162)
                                                                  ------------------              ------------------

       Net cash provided by (used in) investing activities                  232,722                      (1,232,074)
                                                                  ------------------              ------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  Bank Overdraft                                                             40,354                             ---
  Proceeds from issuance of common stock                                    191,420                       5,949,675
  Payment of offering costs                                                 (32,942)                       (714,628)
  Proceeds from exercise of warrants                                          9,500                          20,000
  Advance from related party                                                  2,153                             ---
  Advances on Notes Payable                                                 290,000                             ---
  Payments on notes payable                                                (154,000)                       (410,167)
                                                                  ------------------              ------------------

         Net cash (used in) financing activities                            346,485                       4,844,880
                                                                  ------------------              ------------------

NET INCREASE/(DECREASE) IN CASH                                            (457,098)                        414,153

CASH, BEGINNING OF PERIOD                                                   466,971                          14,899
                                                                  ------------------              ------------------

CASH, END OF PERIOD                                            $              9,873             $           429,052
                                                                  ==================              ==================

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

EARNINGS PER SHARE

     The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for 20,351,145 and 11,834,560 shares at September 30, 2005 and 2004, respectively, because the effect of each is antidilutive.

INCOME TAXES

     Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At June, 2005, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

RECLASSIFICATION

     Certain amounts reported in our financial statements for the nine months ended September 30, 2004, have been reclassified to conform to the current year presentation.

NOTE 3 - DEFERRED REVENUE

     Deferred Revenue at September 30, 2005 represents income on a unit shipped in March 2005. Initially, the customer had the option to accept the device within ninety days of delivery. The Company has agreed, at the request of the customer, to extend the date of acceptance until further testing and verification can be completed. The device is currently undergoing calibrations and additional analysis. Once the tests are completed, the Company expects to reinstall the device, however, the Company cannot guarantee that the customer will accept the device until the further testing and third party verifications are complete.

NOTE 4 - ACCRUED LIABILITIES

     Included in accrued liabilities are payments due in connection with certain loan fees. A total of 180,000 shares are payable to third parties. The total value of the stock on the date of the notes were $28,600.

NOTE 5 - STOCKHOLDERS' EQUITY

     During the nine months ended September 30, 2005, the Company sold 1,323,928 shares of common stock for a total of $191,420. The Company paid placement fees totaling $32,942 to unrelated parties. In September 2005, 87,532 shares were reissued. The shares originally issued were cancelled on October 31, 2005.

     During the nine months ended September 30, 2005, the Company issued an aggregate of 1,393,525 shares of common stock to employees for services rendered to the Company valued at $192,044.

     During the nine months ended September 30, 2005, an employee exercised an option to purchase 50,000 shares of common stock for an aggregate amount of $9,500.

     During the nine months ended September 30, 2005, the Company issued 1,012,894 shares of common stock for partial payment on an advertising campaign valued at $172,192

ISSUANCE OF OPTIONS AND WARRANTS

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

     On August 3, 2005, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business. The agreement expired November 3, 2005. As compensation for entering into the agreement and providing services thereunder, the consultant received 50,000 warrants of the Company's stock at a price of $0.40 per share, 50,000 warrants of the Company's stock at a price of $0.80 per share and 50,000 warrants to purchase the Company's stock at a price of $1.20 per share. The warrants were valued at $256 using the Black Scholes model for warrants, with volatility of 82% and a risk free interest rate of 3.5%. The market price of the common stock on the date of the grant was $0.17.

     On August 19, 2005, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business. The agreement expires August 18, 2006. As compensation for entering into the agreement and providing services thereunder, the consultant received 3,600,000 warrants of the Company's stock at a price of $0.17 per share. The warrants were valued at $293,171 using the Black Scholes model for warrants, with volatility of 82% and a risk free interest rate of 3.5%. The market price of the common stock on the date of the grant was $0.155.

NOTE 6 - RELATED PARTY TRANSACTIONS

     On May 8, 2005, the Company executed a promissory note in the aggregate principal amount of $6,000 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note bears interest at 9% per annum and was due and payable on June 30, 2005. The note was repaid with interest in July 2005.

     On June 28, 2005, the Company executed a promissory note in the aggregate principal amount of $12,000 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note bears interest at 9% per annum and was due and payable on July 20, 2005. The note was repaid with interest in July 2005.

     On August 3, 2005, the Company executed a promissory note in the aggregate principal amount of $8,000 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note bears interest at 9% per annum and was due and payable on August 31, 2005. The note was repaid in August 2005.

     On September 20, 2005 the Company executed a promissory note in the aggregate principal amount of $2,153 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note bears interest at 12% per annum and is due and payable on November 20, 2005.

NOTE 7 - SUBSEQUENT EVENTS

     During October 2005, the Company issued an aggregate of 79,600 shares of common stock to two employees as compensation for services rendered valued at $14,000.

     On October 3, 2005, an employee exercised an option to purchase 50,000 shares of common stock for an aggregate amount of $9,500.

     On October 5, 2005, the Company executed a promissory note in the aggregate principal amount of $7,500 payable to an employee. The promissory note bears no interest and was due October 31, 2005. No payments have been made on this note.

     On October 7, 2005, the Company executed a promissory note in the aggregate principal amount of $80,000 payable to an employee. The promissory note bears interest at 10% per annum and was due on October 31, 2005. No payments have been made on this note.

     On October 13, 2005, the Company executed a promissory note in the aggregate principal amount of $90,000 payable to a third party. The promissory note bears interest at 12% per annum and was due November 13, 2005. In addition to the principal and interest payments, the Company is obligated to issue to the noteholder 200,000 shares of common stock as additional consideration for extending credit to the Company. No payments have been made on this note and the shares have not yet been issued.

     On October 31, 2005 the Company cancelled 87,532 shares of common stock originally issued in May 2005. The shares had been reissued in September 2005.

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

     The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of the date of its filing, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the Securities and Exchange Commission, which we refer to as the SEC, after the date of the filing of this report at SEC's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

OVERVIEW

     We are engaged in the research and development of bio-terrorism detection devices. At September 30, 2005, our working capital deficit was $29,093,252. Our independent auditors' report, dated February 25, 2005, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2004. We require approximately $ 1.55 million to repay indebtedness in the next 12 months. We are pursuing strategies to raise funds, but cannot assure you that we will be able to raise adequate funds for our working capital purposes and to repay our debt, or at all. While we continue to pursue development, testing, marketing and distribution opportunities with regard to our detection device, our financial condition places significant restrictions on our current ability to fully pursue these activities.

     After engaging in initial research and development efforts, we determined to pursue a strategy to identify qualified strategic partners and collaborate to develop commercially viable bio-terrorism detection devices. Consistent with this strategy, in August 2002, we entered into a Technology Affiliates Agreement with the Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bio-terrorism detection equipment. JPL is a federally funded research and development center sponsored by National Aeronautics and Space Administration (NASA) and also is an operating division of the California Institute of Technology, or Caltech, a private non-profit educational institution.

     Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product which initially we referred to as the Anthrax Smoke Detector, and which we renamed BSM-2000 on April 21, 2005. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device operates to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax. Under our agreement with JPL, we paid it approximately $250,000 for its services and we received an option to license all technology developed under the Technology Affiliates Agreement from Caltech. On September 30, 2003, we exercised our option and Caltech granted to us a worldwide exclusive license to the patent rights referenced in the Technology Affiliates Agreement and a worldwide nonexclusive license to rights in related proprietary technology. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. Pursuant to the terms of the license, we must pay four percent royalties on product sales in countries where a patent is issued and two percent royalties on product sales in countries where a patent is not issued, as well as 35 percent of net revenues received from sub-licensees. As of the date of this report we are in compliance with the terms of our agreement with Caltech and have paid in full all owed royalties.

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

     We hope to commence field testing of BSM-2000 in different environments and conditions in 2005 and to use the empirical data gained from the testing to further improve the design and functionality of our product. We are engaged in discussions with Rutgers University to perform our field testing. The Center for Advanced Infrastructure and Transportation at Rutgers University, which we refer to as CAIT, was given an initial (Phase I) grant from the National Science Foundation to conduct a preliminary study on methods to protect the nation's transportation infrastructure against a potential airborne biological attack. Rutgers identified us as a partner in this project. Rutgers has applied for a Phase II grant from the National Science Foundation. Initially, CAIT's commitment to engage in field testing of BSM-2000 was contingent on receipt of the Phase II grant. However, CAIT recently agreed to conduct field testing of BSM-2000 at a facility it chooses regardless of whether it receives the Phase II grant from the National Science Foundation. We expect CAIT to commence this field testing in 2005.

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

     We plan to continue to market and make available for sale the current version of our BSM-2000 while we engage in field testing. In the third quarter of 2004, we received our first purchase order for a minimum of one and up to 10 Anthrax detection devices. The purchase order was made by Global Baggage Protection Systems, which is doing business as Secure Wrap, a company based in Miami, Florida. The sales price to Secure Wrap reflects a discount not to exceed 15% of the lower end of our expected price range for the device. The purchase order was contingent upon Secure Wrap's satisfaction of the first unit shipped to it. Secure Wrap could accept or return the device within 90 days and if Secure Wrap accepted the detection device, the purchase order would call for us to ship one device every two months over the next 18 months. Pursuant to this purchase order we shipped a unit of BSM-2000 to Secure Wrap in March 2005. Prior to the expiration of the 90 day period, Secure Wrap requested, and we agreed, to extend that period to the date upon which we complete our principal field testing and obtain independent third party verification of the BSM-2000. Secure Wrap has returned the device initially provided to it for our analysis of sample collection and for modifications.

     In the first quarter of 2005, we received an additional purchase order from Secure Wrap for one unit for installation at their site at the Miami International Airport. We expected to ship this unit in the second quarter of 2005, following completion of an appropriate response plan approved by Secure Wrap. As we did with our first purchase order from Secure Wrap, we have agreed to postpone the fulfillment of this purchase order until the completion of our principal field tests and third party verification.

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

     In December 2004, we signed an exclusive distribution agreement with Sartec Saras Technologies Srl, a leading distributor of environmental monitoring equipment in Italy, for marketing and sales of BSM-2000 in Italy. Pursuant to the terms of the agreement, Sartec Saras is obligated a purchase a unit of BSM-2000 at a discounted price for training and demonstration purposes. We agreed to postpone the obligation to purchase the BSM-2000 until completion of third party verification. To date, Sartec Saras has not made any sales in Italy.

     In March 2005, we signed a distribution agreement with Quantum Automation, in Singapore, providing it the right to represent, sell, service, and distribute BSM-2000 in Singapore, Malaysia, and Thailand. The agreement requires that Quantum Automation purchase at a discounted price one BSM-2000 intended to be used for demonstration and training purposes. We are in the process of applying for an export license to be able to fulfill Quantum Automation's purchase order. To date, Quantum Automation has not made any sales of BSM-2000 in these countries. On November 9th, 2005 Quantum Automation is scheduled to represent BSM-2000 at Safety & Security Asia 2005; Asia Homeland Security 2005, an exhibition and conference held at the Singapore Expo. The event is aimed at providing a comprehensive solution to meet the discerning needs of users from the public and private sectors with exhibits ranging from biometrics, sensors, identification and communication devices, software to chemical, biological, radiological, and nuclear detection, protection, decontamination, or mass casualties care systems. The conference is intended to provide an international perspective on homeland security with speaker experts from the US, Europe, and Asia who are expected to share their experiences on the different aspects of homeland security pertaining to their countries.

     We intend to initiate production orders of BSM-2000 with Horiba Jobin Yvon based on sales orders we receive. We have chosen Horiba Jobin Yvon as our manufacturer of choice for the production of the spectrometers that are used within our device. Met One Instruments has agreed to collaborate with us during the field testing of the BSM-2000 to use the results of that testing in the production of the air samplers, which are used to gather samples on the filter tape. Upon completion of our testing, Met One Instruments also has agreed to collaborate with Horiba Jobin Yvon and Horiba Jobin Yvon has agreed to obtain technical information from Met One Instruments in order for Horiba Jobin Yvon to manufacture the entire device including the spectrometer and the air sampler.

     In connection with our sales and marketing efforts, we hope to sell units to customers in specific sectors in the market including sports stadiums, conventions centers, and casinos. We believe that these sales will provide us a well-defined customer base to use as a reference in connection with our marketing campaign. In August 2004, we reached an oral agreement in principal with KAL Consultants, Inc. pursuant to which it will assist us with marketing and sales efforts. We made an initial payment to KAL Consultants and it commenced services to us consisting principally of arranging meetings with potential buyers of our device, including Secure Wrap.

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

     During the nine months ended September 30, 2005 we spent an aggregate of $2,437,244 on selling, general and administrative expenses and marketing expenses representing a 42% decrease over the comparable year-ago period. The decrease principally is attributable to significant costs incurred in the nine months ended September 30, 2004 relating to marketing of the BSM-2000 which we did not incur at the same level in the nine months ended September 30, 2005.

     Under our agreement with JPL, we were required to pay the entire estimated cost of $249,000 in advance of JPL commencing its research and development work. JPL has completed its tasks and obligations under its agreement with us. We maintain a close relationship with JPL and have orally agreed to pursue additional opportunities and to fund further research on BSM-2000 as well as various other applications of our spore detection technology in terrorism-related and non-terrorism-related fields. Any additional research and development activities are contingent on our receipt of adequate funding.

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

     The net proceeds to us from the sale of the Units were approximately $2.5 million, all of which has been used by us. We require approximately $2.0 million in the next 12 months to complete our existing prototype, engage in testing of the device, and revise the technology or reengineer the device as may be necessary or desirable and otherwise execute our business plan. We do not have adequate capital to fund our working capital needs or to repay our debt currently due and becoming due in the next 12 months. We anticipate that our uses of capital during the next 12 months principally will be for:

     o administrative expenses, including salaries of officers and other employees we plan to hire,

     o    repayment of debt,

     o    sales and marketing,

     o expenses to improve the BSM-2000 based on the results of our field testing,

     o expenses related to acquisition of intellectual property from JPL and other research institutions to extend applications of our spore detection technology as well as develop new promising technologies, and

     o expenses of professionals, including investment bankers, accountants and attorneys.

     Our working capital deficit at September 30, 2005, was $2,223,421. Our independent auditors' report, dated February 25, 2005, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2004. We require approximately $1.55 million to repay indebtedness in the next 12 months. As a condition to completing our private placement in July 2004, we agreed not to use any of the proceeds to repay debt outstanding at the time of the closing of the offering, or to pay accrued but unpaid salary to our Chief Executive Officer, or our monthly consulting fee under our Agreement for Investment Banking and Advisory Services with Astor Capital, Inc. This agreement was terminated effective September 30, 2004. As of September 30, 2005, we owed our Chief Executive Officer $595,500 of accrued but unpaid salary under his employment agreement. The following provides the principal terms of our outstanding debt as of September 30, 2005:

     o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24,
          2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes.

     o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2005, there was $145,000 principal amount (and $16,000 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

     o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2005, there was $74,500 principal amount (and $8,300 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $200,000, due on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of September 30, 2005 we owed $190,500 in interest on this note.

     o Two loans from an unaffiliated party evidenced by two promissory notes in the aggregate principal amount of $57,526, due September 10, 2002, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of September 30, 2005, we owed $19,265 in interest on these notes.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on May 10, 2003, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of September 30, 2005 we owed $32,946 in interest on this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of September 30, 2005 we owed $40,813 in interest on this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 10, 2005 with an interest rate of 12% per annum. As of September 30, 2005, we owed $2,500 in interest on this note. We did not make our scheduled payment under this note in November 2005, and are in default of this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 31, 2005 with an interest rate of 12% per annum. As of September 30, 2005, we owed $2,500 in interest on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 31, 2005 with an interest rate of 15% per annum. As of September 30, 2005, we owed $1,500 in interest on this note. We did not make our scheduled payment in August 2005 and are in default of this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 31, 2005 with an interest rate of 12% per annum. As of September 30, 2005, we owed $750 in interest on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on October 30, 2005 with an interest rate of 12% per annum. We agreed to issue 100,000 shares of common stock to the noteholder as additional consideration for extending credit to us. As of September 30, 2005 we owed $750 in interest on this note. We did not make our scheduled payment on October 30, 2005 and are in default of this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 15, 2005 with an interest rate of 12% per annum. We agreed to issue 50,000 shares of common stock to the noteholder as additional consideration for extending credit to us. As of September 30, 2005 we owed $900 in interest on this note and the shares have not yet been issued.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on December 31, 2005 with an interest rate of 12% per annum. We agreed to issue 30,000 shares of common stock to the noteholder as additional consideration for extending credit to us. The shares have not yet been issued.

     o One loan from an affiliated party evidenced by a promissory note in the aggregate principal amount of $80,000 due on October 31, 2005 and verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 10% per annum.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on November 13, 2005 with an interest rate of 12% per annum. We agreed to issue 200,000 shares of common stock to the noteholder as additional consideration for extending credit to us. This note has not been repaid and we are in default. The shares have not yet been issued.

     Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. Management also may seek extensions with respect to our other debt as it becomes due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock.

     Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities, and in the first nine months of 2005 have raised an aggregate of $481,420 in private placements of debt and common stock. However, during the first half of 2005, management spent the substantial majority of its time negotiating contracts for the installation of the BSM-2000 in target markets, preparing to ship the first device under the Secure Wrap October purchase order, and developing its marketing and sales plan. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the more recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a price it believes to be fair to the Company. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

     On August 16, 2005, the Company executed a promissory note in the aggregate principal amount of $8,000 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note does not bear interest. The note was repaid on August 16, 2005.

     On September 20, 2005, the Company executed a promissory note in the aggregate principal amount of $2,153 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 12% per annum and is due and payable on November 20, 2005.

     On October 5, 2005, the Company executed a promissory note in the aggregate principal amount of $7,500 payable to Nima Montazeri, our Vice President of Strategic Development. The promissory note does not bear interest. The note was repaid on October 13, 2005.

     On October 7, 2005, the Company executed a promissory note in the aggregate principal amount of $80,000 payable to Ali Moussavi, our Vice President of Global Strategy. The promissory note bears interest of 10% per annum and was due on October 31, 2005. The maturity date of the note was verbally extended to a date to be mutually agreed upon by the parties.

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

WE ARE IN DEFAULT OF A SUBSTANTIAL PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at September 30, 2005 we are in default on a substantial portion of our debt totaling approximately $449,540,excluding accumulated interest of approximately $515,518. Since September 30, 2005 we have defaulted on additional debt obligations. In the aggregate, as of September 30, 2005, we have approximately $1,552,584 million in debt obligations, including interest, owing within the next 12 months. We currently have verbal extensions with respect to approximately $407,526 of the aggregate debt obligations to a date to be mutually agreed upon by us and each of the respective noteholders. We cannot assure you that any of these noteholders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2005.

     We do not anticipate material sales of the BSM-2000 until after we complete all testing and modifications, which is contingent principally upon receipt of adequate funding and our ability to continue to form collaborative arrangements with qualified third parties to engage in that testing at nominal cost to us. We have not been profitable in the past years and had an accumulated deficit of approximately $29.0 million at September 30, 2005. We have not had revenues from sales of our products since the beginning of fiscal 2002, the commencement of development of our BSM-2000. During the nine months ended September 30, 2005, and the fiscal years ended December 31, 2004 and 2003, we have experienced losses of $2.6 million, $5.8 million and $4.7 million, respectively. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2005.

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

     We contract with third parties at minimal cost to us to conduct research and development activities and we expect to continue to do so in the future. Under our agreement with JPL, it will engage in limited testing of our device. We have engaged in discussions with Rutgers University to conduct field testing of BSM-2000. Because we are unable to pay third parties to test our product and instead must rely on a qualified third party's willingness to partner with us to test our product, our research and development activities and the testing of our product may be delayed. In addition, since we contract with third parties for these services, we have less direct control over those activities and cannot assure you that the research or testing will be done properly or in a timely manner.

MANAGEMENT HAS NO EXPERIENCE IN PRODUCT MANUFACTURING, MARKETING, SALES, OR DISTRIBUTION. WE MAY NOT BE ABLE TO MANUFACTURE OUR BACTERIAL SPORE DETECTOR IN SUFFICIENT QUANTITIES AT AN ACCEPTABLE COST, OR IN A TIMELY FASHION, AND MAY NOT BE ABLE TO MARKET AND DISTRIBUTE IT EFFECTIVELY, EACH OF WHICH COULD HARM OUR FUTURE PROSPECTS.

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

WE CANNOT GUARANTEE THAT OUR BIO-TERRORISM DETECTION DEVICE WILL WORK OR BE COMMERCIALLY VIABLE.

     Our product in development requires testing, third party verification, potentially additional modifications and demonstration of commercial scale manufacturing before it can be proven to be commercially viable. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the product may be ineffective, unsafe, difficult or uneconomical to manufacture on a large scale, or precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, the testing, modification and validation process will be completed. If our product development efforts are unsuccessful or if we are unable to develop a commercially viable product timely, we would need to consider steps to protect our assets against our creditors.

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

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

     If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of September 30, 2005, we had outstanding options and warrants to purchase a total of 24,101,105 shares of common stock. Of these options and warrants, all have exercise prices at or above the recent market price of $0.17 per share (as of November 1, 2005) and none have exercise prices at or below this price. The weighted average exercise price for these outstanding options and warrants is $0.45.

WE USE A SIGNIFICANT PORTION OF OUR CASH ON HAND AND STOCK TO PAY CONSULTING FEES. WE MAY NOT RECEIVE THE BENEFIT WE EXPECT FROM THESE CONSULTANTS.

     The consultants that we hire may not provide us with the level of services, and consequently, the operating results, we anticipate. We spent approximately $0.7 million and $3.2 million in consulting fees during the nine months ended September 30, 2005, and the year ended December 31, 2004, respectively, and utilized approximately 20 consultants during this period. The consultants we engage provide us with a variety of services.

WE ENTERED INTO SEVERAL RELATED PARTY TRANSACTIONS IN 2004 AND 2003.

     We engaged in a number of transactions with related parties in the nine months ended September 30, 2005, and the years ended December 31, 2004 and 2003. During the years ended December 31, 2004 and 2003, we spent an aggregate of $288,000 and $375,000, respectively in related party transactions. These included an agreement with Astor Capital, Inc. pursuant to which it provided us with investment banking and strategic advisory services as well as a 10% placement fee for debt and equity financings raised for us. We terminated this agreement effective September 30, 2004. We also subleased office space from Astor. Effective November 1, 2004, we assumed the lease for the office space. In addition, during the first nine months of 2005, and the years ended December 31, 2004 and 2003 we issued notes to related parties. In light of the number of transactions and the aggregate sums involved, there may be a perception that these transactions were not at arm's length. We believe that each of these transactions were on terms at least as favorable to us as they would have been with unrelated parties.

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

THE BACTERIAL SPORE DETECTION TECHNOLOGY IS LICENSED TO US BY CALTECH. IF OUR LICENSE TERMINATES, OUR FUTURE PROSPECTS WOULD BE HARMED.

     The loss of our technology license would require us to cease operations until we identify, license and integrate into our product another technology, if available. If we fail to fulfill any payment obligation under the terms of the license agreement or materially breach the agreement, Caltech may terminate the license. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum.

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

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the third quarter of fiscal 2005, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

          o During the third quarter of fiscal 2005, we issued an aggregate of 2,512,894 shares of common stock to third parties as payment of outstanding obligations for services rendered to us valued at $1,042,192.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24,
          2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes.

     o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2005, there was $145,000 principal amount (and $16,000 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

     o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2005, there was $74,500 principal amount (and $8,300 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 10, 2005 with an interest rate of 12% per annum. As of September 30, 2005, we owed $2,500 in interest on this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 31, 2005 with an interest rate of 12% per annum. As of September 30, 2005, we owed $2,500 in interest on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 31, 2005 with an interest rate of 15% per annum. As of September 30, 2005, we owed $1,500 in interest on this note. We did not make our scheduled payment in August 2005 and are in default of this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 31, 2005 with an interest rate of 12% per annum. As of September 30, 2005, we owed $750 in interest on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on October 30, 2005 with an interest rate of 12% per annum. We agreed to issue 100,000 shares of common stock to the noteholder as additional consideration for extending credit to us. As of September 30, 2005 we owed $750 in interest on this note. We did not make our scheduled payment on October 30, 2005 and are in default of this note and we have issued the 100,000 shares.

     o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on November 13, 2005 with an interest rate of 12% per annum. We agreed to issue 200,000 shares of common stock to the noteholder as additional consideration for extending credit to us. This note has not been repaid and the shares have not yet been issued.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     (a) Exhibits.

          31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 13, 2005.

          32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 13, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNIVERSAL DETECTION TECHNOLOGY



Date: November 13, 2005           /s/ Jacques Tizabi
                                  ----------------------------------------------
                                  By:      Jacques Tizabi
                                  Its:     President, Chief Executive Officer
                                           and Chairman of the Board