Form 10KSB
period 2005-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2006-04-21
CIK 763950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                  For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Based on the closing sale price on the OTC Bulletin Board on April 13, 2006, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $4,221,899.78. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,312,854 as of April 12, 2006.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[x]

                                TABLE OF CONTENTS



ITEM 1.  DESCRIPTION OF BUSINESS..............................................3

ITEM 2.  DESCRIPTION OF PROPERTY..............................................9

ITEM 3.  LEGAL PROCEEDINGS....................................................9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS............9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............11

ITEM 7.  FINANCIAL STATEMENTS.................................................21

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................22

ITEM 8A. CONTROLS AND PROCEDURES..............................................22

ITEM 8B. OTHER INFORMATION....................................................22


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT...................22

ITEM 10. EXECUTIVE COMPENSATION...............................................24

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS..........................................25

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

Universal Detection Technology (the "Company" or "We") is engaged in the research and development of bio-terrorism detection devices. We were incorporated on December 24, 1971, under the laws of California. Our core business for over twenty years was the design, manufacture, marketing and sale of automated continuous air monitoring instruments used to detect and measure various types of air pollution, such as acid rain, ozone depletion and smog episodes. We also supplied computer-controlled calibration systems that verified the accuracy of our instruments, data loggers to collect and manage pollutant information, and our reporting software for remote centralized applications. In September 2001, we retained a new management team. At that same time, the members of the Board of Directors resigned and new members were appointed. In the first quarter of 2002, management recommended to the Board, and the Board approved, a change to our strategic direction. In March 2002, we sold our sole operating subsidiary and reconfigured one of our existing air monitoring instruments in order to develop the Anthrax Smoke Detector, later renamed BSM-2000.

OVERVIEW

 In August 2002, we entered into a Technology Affiliates Agreement with the NASA Jet Propulsion Laboratory ("JPL"), to develop technology for our bio-terrorism detection equipment. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product which we initially referred to as the Anthrax Smoke Detector and later renamed BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. BSM-2000 combines a bio-aerosol capture device with a chemical test for bacterial spores that is designed to provide accurate results in a timely fashion. Our system is designed to function fully automated and at a low cost compared to existing technologies. We unveiled the first functional prototype of BSM-2000 at a press conference on May 6, 2004, and received our first purchase order in the third quarter of 2004. We are currently conducting simulated tests to further enhance the functionality of our device. In 2006 we plan to conduct field tests in different environments and conditions in order to obtain empirical data to improve the overall design and functionality of our BSM-2000 product. During our 2005 fiscal year, we presented our bacterial spore detection technology at various venues, including conferences and seminars. These presentations were attended by potential users of our technology and solutions, including security industry officials and members of the scientific community.

Our management continues to gain expertise in anti-terrorism techniques and solutions. Through our partnership with Security Solutions International, we have begun providing training seminars on terrorism detection and response methods. The seminars are designed for security officials, building safety managers, and law enforcement personnel. Our first such seminar was held on April 6 and 7 at the Institute for Criminal Studies at the Broward Sheriff's Office in Fort Lauderdale, Florida.

We have not realized any revenues from sales of our products since the beginning of fiscal 2002, the commencement of development of our BSM-2000. We have incurred losses for the fiscal years ended December 31, 2005 and 2004 in the approximate amounts of $3.5 million and $5.8 million, respectively, and have an accumulated deficit of $30 million as of December 31, 2005. At December 31, 2005, we were in default on certain debt obligations totaling approximately $331,000, including accumulated interest of approximately $558,303. We require approximately $1.9 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. However, during the past 12 months, management spent the substantial majority of its time on sales and marketing of BSM-2000 in target markets. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a fair price. We actively continue to pursue additional equity or debt financing, but cannot provide any assurances that it will be successful. If we are unable to pay our debts as they becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives.


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

During the first quarter of our 2006 fiscal year, we received a purchase order for two units of BSM-2000 from the government of a Western European country. We successfully manufactured and shipped one of the units and received payment for it. The second unit is currently in the manufacturing process.

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

     The United States government has responded to this urgent need for preparedness against terrorism by establishing the Department of Homeland Security ("DHS"). The Department of Homeland Security is intended to consolidate the federal government's efforts to secure the homeland, with the primary goal being an America that is stronger, safer, and more secure.

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

PCR has been one of the most promising methods for an automated anthrax detection system. PCR amplifies DNA targets of choice, such as gene sequences encoded for the anthrax toxins to detectable levels. PCR is very sensitive and is able to detect very small amounts of DNA. But, the PCR process typically requires about three to eight hours to complete, plus an additional three hours for sample preparation time, which must usually be performed by a trained technician. Some developments have been made to automate the PCR process and reduce the analysis time. Nonetheless, the process is very expensive. We believe that the principal desired characteristics of an anthrax detection system are sustained, online operation with minimal maintenance, minimal susceptibility to false alarms, and low operating costs. These attributes require that we address the limitations inherent in most current technologies with a product that can operate as a stand alone detection device.

OUR SOLUTION

Universal Detection Technology's BSM-2000 combines a bio-aerosol capture device with a chemical test for bacterial spores that is designed to accurately detect a potential anthrax attack in a timely fashion. Our system is designed to function as a first line of defense to detect a potential anthrax attack, on a fully automated basis and at a low cost compared to existing technologies. Only upon actual detection of a possible attack would first responders implement the more expensive tests such as immunoassay or DNA testing techniques to verify the identity of the detected spores. The BSM-2000 device, coupled with a testing device to be used only in the event of actual detection, is designed to be significantly less expensive than the existing competing technologies that are used to detect and test for a possible anthrax attack. This is true in large part because our device does not require the constant presence of experts or any continuous testing mechanism for anthrax, both of which substantially increase costs.

COMPANY PRODUCTS

We have expended all of our research and development efforts towards the design and testing of BSM-2000, which consists of four components:

      o an air sampler for aerosol capture, which collects aerosolized particles on a fiber tape;
      o     thermal lysis for releasing the dipicolinic acid from the spores;
      o     reagent delivery via syringe pump; and
      o a lifetime gated luminescence detection of the terbium-dipicolinate complex.

In 2005 we added the following features to BSM-2000:

      o     A stronger air pump sampling the air at 100 lit/min;
      o     Self calibration capability

The BSM-2000 is designed to continuously monitor the air and measure the concentration of airborne bacterial spores every 15 minutes, or each testing interval. The testing intervals are adjustable to respond to varying client needs. Bacterial spores are captured on the glass fiber tape. Next, thermal lysis "pops" the endospores, releasing a chemical from inside the endospore called dipicolinic acid, which is unique to bacterial spores. Then, a syringe pump adds a drop of terbium containing solution to the tape on the location where the endospores were lysed. Finally, a lifetime gated photometer measures the resultant terbium dipicolinate luminescence intensity, which is proportional to the bacterial spore concentration on the tape. A large change in endospore concentration is a strong indication of an anthrax attack, because endospores are the means by which anthrax travels.

Pursuant to our development plan, if an increase in spore concentration is detected, an alarm will sound notifying both a building's internal security as well as local emergency services through the device's landline or wireless networking capability. The system can be adjusted to ensure that the maximum time it takes to detect, and generate an alarm in response to a release of bacterial spores is approximately 15 minutes, which is designed to be adequate to substantially reduce the likelihood of widespread contamination. This response time also provides adequate time to begin antibiotic treatment prior to the onset of symptoms which can arise within two to three days if left untreated. The system is designed for constant and unattended monitoring of spaces such as public facilities and commercial buildings.

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

It is only upon detection of a significant increase in spore count, that our device is triggered and the sample collected is tested. In contrast, existing competing technologies require testing of ambient air samples continuously, which is very expensive, either because of the expert personnel required or the costs of the continuous immunoassay or DNA testing. In addition, these competing technologies may be more likely to result in false positives due to the volume of tests performed. In contrast, BSM-2000 is designed so that testing occurs only following an actual detection of substantially increased spore count, which significantly reduces the number of overall tests performed. Also, generally an increase in spore count, whether anthrax or benign, is unusual, and arises as a result of intentional conduct, which may be important to investigate even if the spores released ultimately were not harmful.

False positive results are problematic not only for the obvious reason relating to their level of accuracy, but also because of the cost and consequences of a false alarm. On one occasion, a false anthrax alarm shut down 11 postal facilities in the Washington D.C. area. BSM-2000 is designed to function as a stand-alone product to detect a likely Anthrax threat, but does not provide a testing mechanism for samples collected that trigger the device. The BSM-2000 device is designed to function as a complement to an existing bio-terrorism detection device in places such as public buildings and stadiums. For example, BSM-2000 is designed to serve as a front-end monitor to a PCR-based device. In the case that our device detects a substantial increase in spore count, the PCR-based device would be employed to test the sample collected.

MARKETING AND SALES

We are in the process of developing our sales and marketing plan which may include strategic partnership agreements, retention of an in-house staff or consultants, or a combination of the foregoing. In August 2004, we reached a verbal agreement in principle with KAL Consultants, Inc., pursuant to which KAL will assist us with marketing and sales efforts. We made an initial payment to KAL Consultants and KAL commenced services to us consisting principally of arranging meetings with potential buyers of our device, including Global Baggage Protection Systems, which is doing business as Secure Wrap.

The Company has retained the services of consultants to market BSM-2000 in the United States and internationally. In 2005 we continued to work closely with our international distributors to market our automatic detection systems to government and private entities outside of the U.S.. Quantum Automation, our representative and distributor in Singapore, Malaysia, and Taiwan, has attended industry conferences and meetings to generate interest in our technology.
Sartec Saras, our distributor in Italy, continued to hold meetings and talks with Italian businesses and officials about BSM-2000. We have not sold any units in Singapore or in Italy but we plan to continue seeking sale lead in these territories in 2006.

In 2006, we received a purchase order for 2 units of BSM-2000 from a European government. We successfully manufactured and shipped one of the units and received payment for it. The second unit is currently in the manufacturing process.

In the United States, we plan to continue presenting our technology at industry events and trade shows. We also retain domestic distributors and consultants to arrange meetings with and presentations to building owners and operators, government officials in charge of decisions for safety and security of government and private venues and buildings, homeland security officials, and security companies.

We also plan to develop brand recognition for our company and for our product through attendance at national and international defense related exhibitions, use of print and video promotional materials, and by granting interviews to national and international news media.

MANUFACTURING

Currently, we do not have any manufacturing or distribution capabilities. We have been in discussions with two third-party contractors, Met One Instruments and Horiba Jobin Yvon, regarding the manufacturing of our BSM-2000. Met One and Horiba Jobin Yvon have each manufactured one unit for us. Pursuant to a verbal agreement, we have chosen Horiba Jobin Yvon as our manufacturer of choice for the production of the spectrometers that are used within our device. In addition, Met One Instruments has verbally agreed to collaborate with us in production of air samplers, which are used to gather samples on the filter tape, during the field testing of the BSM-2000. Upon completion of our testing, Met One Instruments also has agreed to collaborate with Horiba Jobin Yvon and Horiba Jobin Yvon has agreed to obtain technical information from Met One Instruments in order for Horiba Jobin Yvon to manufacture the entire device including the spectrometer and the air sampler. In the fourth quarter of 2005, Met One Instruments manufactured another unit of BSM-2000 with a stronger pump and self calibration capability. This unit also uses a spectrometer manufactured by Horiba Jobin Yvon.

RESEARCH AND DEVELOPMENT

We intend to focus substantially on testing and commercialization of BSM-2000. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product which initially we referred to as the Anthrax Smoke Detector, and which we renamed BSM-2000 on April 21, 2005. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device operates to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax. Under our agreement with JPL, we paid it approximately $250,000 for its services and we received an option to license all technology developed under the Technology Affiliates Agreement from Caltech. On September 30, 2003, we exercised our option and Caltech granted to us a worldwide exclusive license to the patent rights referenced in the Technology Affiliates Agreement and a worldwide nonexclusive license to rights in related proprietary technology. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. Pursuant to the terms of the license, we must pay four percent royalties on product sales in countries where a patent is issued and two percent royalties on product sales in countries where a patent is not issued, as well as 35 percent of net revenues received from sub-licensees. As of the date of this report we are in compliance with the terms of our agreement with Caltech and have paid in full all owed royalties.

We spent $12,125, $20,000, and $199,000 on research and development for the years ended December 31, 2005, 2004 and 2003, respectively. We paid the substantial majority of these amounts ($169,000 in fiscal 2003) to JPL under the Technology Affiliates Agreement. The $20,000 and additional $30,000 of research and development expenses incurred in 2004 and 2003 respectively, related to equipment allocated out of finished goods inventory for testing at JPL.

TESTING

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

We plan to continue field testing of BSM-2000 in different environments and conditions in 2006 and to use the empirical data gained from the testing to further improve the design and functionality of our product. We are engaged in discussions with Rutgers University to perform our field testing. The Center for Advanced Infrastructure and Transportation at Rutgers University, which we refer to as CAIT, was given an initial (Phase I) grant from the National Science Foundation to conduct a preliminary study on methods to protect the nation's transportation infrastructure against a potential airborne biological attack. Rutgers identified us as a partner in this project. Rutgers has applied for a Phase II grant from the National Science Foundation. Initially, CAIT's commitment to engage in field testing of BSM-2000 was contingent on receipt of the Phase II grant. However, CAIT recently agreed to conduct field testing of BSM-2000 at a facility it chooses regardless of whether it receives the Phase II grant from the National Science Foundation. We expect to see progress on this front with Rutgers in 2006.

In the second quarter of 2005 we strengthened our relationships with Rutgers University and CAIT. We have agreed to conduct a feasibility study jointly with CAIT to evaluate the possibility of integration of BSM-2000 into CAIT's newly designed software used for simulation of evacuation procedures for buildings and public structures. Also, in late August 2005, we jointly represented our technology with representatives from CAIT to a group of officials, industry experts, and academics in New Jersey. No work has yet been done with regards to the integration of BSM-2000 into CAIT's software. We also seek to negotiate arrangements with operators of large venues to install our devices and allow us to collect, analyze and otherwise use the data collected to improve the functionality of our device. We expect that collected samples will provide valuable scientific data about background bacterial spore levels in the air. We intend to use the data to closely monitor and study the performance of the machine in a non-controlled setting. Thus far under this program, we have only conducted tests at JPL and at a major hotel in Orange County.

GOVERNMENTAL APPROVAL

We are not presently aware of any governmental agency approval required for BSM-2000 before we can sell it in the United States. We cannot assure you that BSM-2000 is not subject to or will not become subject to governmental approval. To the extent that any governmental approval is required in the future, we intend to obtain all required approvals consistent with applicable law. We cannot assure you that future governmental regulation will not adversely affect our ability to successfully commercialize a viable product.

EMPLOYEES

As of December 31, 2005, we had a total of six employees. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

SCIENTIFIC ADVISORY BOARD

We are building a Scientific Advisory Board and to date have assembled two scientific advisors with demonstrated expertise in fields related to molecular, chemical and medical pharmacology and hepatic science. These advisors are not members of our Board of Directors. The role of our Scientific Advisory Board principally is to meet periodically with our Chief Executive Officer and certain of our consultants and members of JPL to discuss our present and long-term research and development activities, provide input and evaluation of our overall product line, assist and consult on our strategic direction, and introduce us to business relationships, industry contacts, and other strategic relationships that may be of value to us. Scientific Advisory Board members include: Leonard Makowka, M.D., Ph.D., a distinguished clinical surgeon, transplantation specialist and medical researcher, recognized as one of the world's leading authorities in hepatic science (study relating to the liver), and Louis Ignarro, Ph.D., Distinguished Professor of Pharmacology, University of California at Los Angeles School of Medicine. As medical doctors, both of these individuals are knowledgeable on the properties of bacterial spores, including Anthrax, how these spores operate in our environment, and their effect on the human body, which has been valuable in the overall development of BSM-2000. In August 2003, we began paying Dr. Makowka a monthly consulting fee of $5,000. We also issued 475,000 shares of our common stock to Dr. Makowka as compensation for his services. These shares were valued at $85,000, the market value of our common stock on the date issued. We stopped paying Dr. Makowka as of June 2005. However, we maintain close relationships with Dr. Makowka and he is available for help and consultation upon request and he maintains his seat on the scientific advisory board. To date Dr. Ignarro has received warrants to purchase 200,000 shares of our common stock immediately exercisable at $0.25 per share, valued at $31,438, as compensation for his services.

COMPETITION

We face intense competition from a number of companies that offer products in our targeted application areas. Our competitors may offer or be developing products superior to ours. From time to time, we have been required to reduce our research efforts while we seek to raise additional funds. Our competitors may be significantly better financed than us. There are various technological approaches available to our competitors and us that may be applicable to the detection of pathogens in the air, and the feasibility and effectiveness of these techniques has yet to be fully evaluated or demonstrated. Several companies provide or are in the process of developing instruments for detection of bio-terrorism agents. Centrex, Inc., a publicly traded company, owns the license to develop, manufacture, and market a system for detecting microbial contamination in air, food and water. Centrex is seeking to develop and market an automated fully integrated system which enables rapid detection of harmful pathogens in the air by recognizing the unique DNA (or RNA) fingerprint of the organism, whether bacteria or virus. Its planned product is designed to be a system that automatically collects samples, prepares the DNA, performs the analysis rapidly, and communicates results to the end-user, via specially integrated software, with a goal to produce test results within 30 minutes after a sample is collected.

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

Cellomics, Inc. has developed a system that utilizes living cells for the detection, classification, and identification of chemical and biological warfare threat agents such as anthrax and botulinum neurotoxin. Smiths Detection, a privately held U.K. company, has developed an automated biological agent detector that simultaneously detects up to eight different agents using Immuno-ligand Assay chemistries. This device is an on-demand, portable system that identifies specific biological agents and their concentration levels. The primary competition for BSM-2000 is PCR-based methods. However, the complexity of PCR makes automated implementation extremely expensive. We believe that BSM-2000 operating costs will be substantially less than PCR-based methods. Thus, we expect to be competitive with companies offering these PCR methods. Moreover, the two technologies are synergistic and may be employed in concert. In order to compete against vendors of PCR-based methods, we will need to demonstrate the advantages of our products over alternative existing technologies and products and the potential cost advantages of our products relative to these conventional technologies and products.

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

As part of the sale of our wholly-owned subsidiary, Dasibi Environmental Corp. to a third party in March 2002, we obtained a perpetual nonexclusive license to exploit all of Dasibi's intellectual property rights outside of mainland China. Dasibi's core business had been the design, manufacture and marketing of automated continuous monitoring instruments used to detect and measure various types of air pollution, such as "acid rain," "ozone depletion" and "smog episodes." Dasibi also supplied computer-controlled calibration systems that verify the accuracy of our instruments, data loggers to collect and manage pollutant information, and final reporting software for remote centralized applications.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently do not own any property. As of February 2004, we moved our corporate headquarters to 9595 Wilshire Blvd., Suite 700, Beverly Hills, California, an office space then leased by Astor Capital, Inc., a company owned 50% by our President and Chief Executive Officer and 50% by our Vice President of Global Strategy. In November 2004, we entered into an agreement pursuant to which we assumed the lease from Astor. This space, which is approximately 3,245 square feet, is adequate for our current needs. We plan to lease property for our testing facility as our business demands require in the future.

ITEM 3. LEGAL PROCEEDINGS

Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation
Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory  notes.  On August 2,  2004,  the  parties  executed  a  Confidential
Settlement Agreement and Mutual Releases (the "Agreement"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgement was entered on April 11, 2006.

The Company is not a party to any other pending legal proceedings, other than routine litigation deemed incidental to our business.

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

     Year                   Period                   Historic Prices
                                                --------------------------
                                                   High           Low
--------------- --------------------------------------------  ------------

     2004       First Quarter                      1.01           0.60
                Second Quarter                     0.99           0.70
                Third Quarter                      0.92           0.45
                Fourth Quarter                     0.70           0.27

     2005       First Quarter                      0.40           0.19
                Second Quarter                     0.28           0.12
                Third Quarter                      0.25           0.13
                Fourth Quarter                     0.24           0.08

     2006       First Quarter             0.14           0.06


The above prices reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of April 18, 2006, the closing price of our common stock on Over The Counter Bulletin Board was $0.08, and at that date, our outstanding common stock was held of record by 1,346 stockholders.

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

SALES OF UNREGISTERED SECURITIES

During the first quarter of fiscal 2006, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

o In January 2006, we issued 175,000 shares of common stock to a consultant that were valued at approximately $15,000.

o In January 2006, we issued 216,000 shares of common stock to employees for services that were valued at approximately $14,000.
o In February 2006. we issued 234,000 shares of common stock to employees for services that were valued at approximately $14,000.
o In February 2006, we issued 1,409,115 shares of common stock to various consultants that were valued at approximately $138,000.
o During the first quarter of 2006, we issued 2,443,332 shares of common stock for the exercise of warrants and received proceeds of approximately $366,500.
o In March 2006, we issued 1,409,756 shares of common stock to various consultants that were valued at approximately $126,000.
o In March 2006, we issued 234,000 shares of common stock to employees for services that were valued at approximately $14,000.


During the fourth quarter of fiscal 2005, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

o In October 2005, we issued 173,000 shares of common stock to employees for services that were valued at approximately $28,000.

o In October 2005, we issued 50,000 shares of common stock for warrants exercised.
o In October 2005, we issued 100,000 shares of common stock as payment for loan fees valued at approximately 15,000.
o In November 2005, we issued 194,000 shares of common stock to employees for services that were valued at approximately $14,000.
o In December 2005, we issued 1,400,000 shares of common stock to a consultant that were valued at approximately $127,400.
o In December 2005, we issued 198,860 shares of common stock to employees for services that were valued at approximately $14,000.


INVESTMENT AGREEMENT WITH EUROPEAN EQUITY GROUP

On February 13, 2006 we entered into an Investment Agreement with European Equity Group ("European"), for the future issuance and purchase of shares of our common stock. This Investment Agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility.

In general, the drawdown facility operates as follows: European, has committed to provide us up to $10,000,000 as we request it over a 36 month period, in return for common stock we issue to European. We, in our sole discretion, may during the Open Period deliver a "put notice" (the "Put Notice") to European which states the dollar amount which we intend to sell to European on the Closing Date. The Open Period is the period beginning on the trading after this Registration Statement is declared effective (the "Effective Date") and which ends on the earlier to occur of 36 months from the Effective Date or termination of the Investment Agreement in accordance with its terms. The Closing Date shall mean no more than 7 trading days following the Put Notice Date. The Put Notice Date shall mean the Trading Day immediately following the day on which European receives a Put Notice, however a Put Notice shall be deemed delivered on (a) the Trading Day it is received by facsimile or otherwise by European if such notice is received prior to 9:00 am EST, or (b) the immediately succeeding Trading Day if it is received by facsimile or otherwise after 9:00 am EST on a Trading Day.

The amount that we shall be entitled to Put to European shall be equal to, at our election, either: (A) Two Hundred percent (200%) of the average daily volume (U.S. market only) of the Common Stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date, or (B) One Hundred Thousand dollars ($100,000). During the Open Period, we shall not be entitled to submit a Put Notice until after the previous Closing has been completed. The Purchase Price for the Common Stock identified in the Put Notice shall be equal to ninety-three percent (93)% of the lowest closing Best Bid price of the Common Stock during the Pricing Period. The Pricing Period is the period beginning on the Put Notice Date and ending on and including the date that is 5 trading days after such Put Notice Date.

Upon the receipt by European of a validly delivered Put Notice, European shall be required to purchase from us, during the period beginning on the Put Notice Date and ending on and including the date that is 5 Trading days after such Put Notice, that number of shares having an aggregate purchase price equal to the lesser of (a) the Put Amount set forth in the Put Notice and (b) 20% of the aggregate trading volume of our common stock during the applicable Pricing Period times (x) the lowest closing bid price of our common stock during the specified Pricing period, but only if such said shares bear no restrictive legend and are not subject to stop transfer instructions, prior to the applicable Closing Date.

The Investment Agreement expires (a) when European has purchased an aggregate of $10,000,000 of our Common Stock or (b) 36 months after the Effective Date of the registration statement of which this prospectus forms a part, whichever occurs earlier.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

OVERVIEW

We are engaged in the research and development of bio-terrorism detection devices. At December 31, 2005, our working capital deficit was $2,880,875. Our independent auditors' report, dated March 29, 2006, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2005, and the sale of our operating subsidiary. We require approximately $1.9 million to repay indebtedness including interest in the next 12 months. We continue to seek financing, but cannot assure you that we will be able to raise adequate funds for our working capital purposes and to repay our debt, or at all. While we continue to pursue development, testing, marketing and distribution opportunities with regard to our detection device, our financial condition places significant restrictions on our current ability to fully pursue these activities.

We have not realized any revenues from sales of our products since the beginning of fiscal 2002, the commencement of development of our BSM-2000. We have incurred losses for the fiscal years ended December 31, 2005 and 2004 in the approximate amounts of $3.5 million and $5.8 million, respectively, and have an accumulated deficit of $30 million as of December 31, 2005. At December 31, 2005, we were in default on certain debt obligations totaling approximately $331,000, including accumulated interest of approximately $558,303. We require approximately $1.9 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. However, during the past 12 months, management spent the substantial majority of its time on sales and marketing of BSM-2000 in target markets. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a fair price. We actively continue to pursue additional equity or debt financing, but cannot provide any assurances that it will be successful. If we are unable to pay our debts as they becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives.

After engaging in initial research and development efforts, we determined to pursue a strategy to identify qualified strategic partners and collaborate to develop commercially viable bio-terrorism detection devices. Consistent with this strategy, in August 2002, we entered into a Technology Affiliates Agreement with the NASA Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bio-terrorism detection equipment. JPL is a federally funded research and development center sponsored by National Aeronautics and Space Administration (NASA) and also is an operating division of the California Institute of Technology, or Caltech, a private non-profit educational institution.

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

In March 2005, we signed a distribution agreement with Quantum Automation, in Singapore, providing it the right to represent, sell, service, and distribute BSM-2000 in Singapore, Malaysia, and Thailand. The agreement requires that Quantum Automation purchase at a discounted price one BSM-2000 intended to be used for demonstration and training purposes. We are in the process of applying for an export license to be able to fulfill Quantum Automation's purchase order. To date, Quantum Automation has not made any sales of BSM-2000 in these countries. On November 9th, 2005 Quantum Automation represented BSM-2000 at
Safety & Security Asia 2005; Asia Homeland Security 2005, an exhibition and conference held at the Singapore Expo. The event was aimed at providing a comprehensive solution to meet the discerning needs of users from the public and private sectors with exhibits ranging from biometrics, sensors, identification and communication devices, software to chemical, biological, radiological, and nuclear detection, protection, decontamination, or mass casualties care systems. The conference was intended to provide an international perspective on homeland security with speaker experts from the US, Europe, and Asia who are expected to share their experiences on the different aspects of homeland security pertaining to their countries.

We intend to initiate production orders of BSM-2000 with Horiba Jobin Yvon based on sales orders we receive. We have chosen Horiba Jobin Yvon as our manufacturer of choice for the production of the spectrometers that are used within our device. Met One Instruments has agreed to collaborate with us in production of air samplers, which are used to gather samples on the filter tape, during the field testing of the BSM-2000 to use the results of that testing in the production of the air samplers, which are used to gather samples on the filter tape. Upon completion of our testing, Met One Instruments also has agreed to collaborate with Horiba Jobin Yvon and Horiba Jobin Yvon has agreed to obtain technical information from Met One Instruments in order for Horiba Jobin Yvon to manufacture the entire device including the spectrometer and the air sampler. In the fourth quarter of 2005, Met One Instruments manufactured another unit of BSM-2000 with a stronger pump and self calibration capability. This unit also uses a spectrometer manufactured by Horiba Jobin Yvon.

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

In October 2005, we announced two strategic agreements one with RAE Systems and the other with Security Pro USA. The agreement with RAE Systems governs cooperation between us and RAE Systems with regards to integration of BSM-2000 into RAE System's suite of chemical detection systems. To date, no tasks have been complete pursuant to this agreement. We intend to start conducting a feasibility study for integration of our BSM-2000 into RAE System's detection units. Conducting of any activities pursuant to this agreement is contingent upon our ability to secure adequate financing and we cannot assure you we will be able to do so soon, or at all.

The agreement with Security Pro USA, is for cooperation for sales of BSM-2000 in the US. Security Pro USA has agreed to use its efforts to market BSM-2000 in the US and to feature BSM-2000 on its website. We have not realized any sales from Security Pro USA's activities to date and cannot guarantee that we will realize any soon, or at all.

In February 2006 we announced our agreement with Security Solutions International for marketing and sales of BSM-2000 in the US. Security Solutions International (SSI) provides training for law enforcement and anti terrorism forces and has agreed to feature BSM-2000 in their seminars and conferences. To date, we have not realized any leads or sales as a result of SSI's efforts and cannot guarantee that we will realize any sales through SSI soon, or at all.


In March 2006, we received a firm order from a government of a Western European country for two units of UDTT's BSM-2000 Anthrax Detection Systems. We have already shipped the first unit. Due to confidentiality of the purchase order and its details we are unable to release the specific use and the name of the government that has made the purchase.

During the year ended December 31, 2005 we spent an aggregate of $3,210,851 on selling, general and administrative expenses and marketing expenses representing a 43% decrease over the comparable year-ago period. The decrease principally is attributable to significant costs incurred in the year ended December 31, 2004 relating to marketing of the BSM-2000 which we did not incur at the same level in the year ended December 31, 2005.

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

PLAN OF OPERATION

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

We are in the process of developing our sales and marketing plan which may include strategic partnership agreements, retention of an in-house staff or consultants, or a combination of the foregoing. In August 2004, we reached an oral agreement in principal with KAL Consultants, Inc., pursuant to which it will assist us with marketing and sales efforts. We made an initial payment to KAL Consultants and it commenced services to us consisting principally of arranging meetings with potential buyers of our device, including Global Baggage Protection Systems, which is doing business as Secure Wrap.

We have diversified our activities and plan to engage more in value added services to complement our bio-terrorism detection technologies. We have received a purchase order for two units of BSM-2000 and have manufactured and delivered one of the machines. We plan to provide installation and training services upon delivery of the second unit.

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

The net proceeds to us from the sale of the Units were approximately $2.5 million. We have used all of these funds for working capital purposes. We require approximately $3.9 million in the next 12 months to repay debt obligations and execute our business plan. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our uses of capital during the next 12 months principally will be for:

o     administrative   expenses,   including  salaries  of  officers  and  other
      employees we plan to hire;

o     repayment of debt;

o     sales and marketing;

o     product testing and manufacturing; and

o     expenses of professionals, including accountants and attorneys.

To maintain our license with Caltech, a minimum annual royalty of $10,000 is due to Caltech on each year on August 1, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. Pursuant to the terms of the license, we must pay 4% royalties on product sales in countries where a patent is issued and 2% royalties on product sales in countries where a patent is not issued, as well as 35% of net revenues received from sublicensees.

Our  working  capital  deficit  at  December  31,  2005,  was  $2,880,875.   Our
independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2005.We require approximately $1.9 million to repay indebtedness including interest in the next 12 months. As a condition to completing our private placement in July 2004, we agreed not to use any of the proceeds to repay debt outstanding at the time of the closing of the offering, or to pay accrued but unpaid salary to our Chief Executive Officer, or our monthly consulting fee under our Agreement for Investment Banking and Advisory Services with Astor Capital, Inc. We terminated this agreement effective September 30, 2004. As of December 31, 2005, we owed our Chief Executive Officer $643,221 of accrued but unpaid salary under his employment agreement. The following provides the principal terms of our outstanding debt as of December 31, 2005:

o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of December 31, 2005, we have $302,563 accrued for including interest in anticipation of settling these notes.

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At December 31, 2005, there was $161,000 principal amount (and $17,710 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At December 31, 2005, there was $74,500 principal amount (and $12,073 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $200,000, due on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of December 31, 2005 we owed $199,500 in interest on this note.

o Two loans from an unaffiliated party evidenced by two promissory notes in the aggregate principal amount of $57,526, due September 10, 2002, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of December 31, 2005, we owed $20,704 in interest on these notes.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on May 10, 2003, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of December 31, 2005 we owed $36,321 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of December 31, 2005 we owed $42,688 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 10, 2005 with an interest rate of 12% per annum. As of December 31, 2005, we owed $4,000 in interest on this note. We did not make our scheduled payment under this note in November 2005. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.
o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 31, 2005 with an interest rate of 12% per annum. As of December 31, 2005, we owed $4,000 in interest on this note. We did not make our scheduled payment under this note in July 2005. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default..

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 31, 2005 with an interest rate of 15% per annum. As of December 31, 2005, we owed $2,625 in interest on this note. We did not make our scheduled payment in August 2005 . We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 31, 2005 with an interest rate of 10% per annum. As of December 31, 2005, we owed $1,875 in interest on this note. We did not make our scheduled payment under this note in July 2005. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on October 30, 2005 with an interest rate of 12% per annum. We agreed to issue 100,000 shares of common stock to the noteholder as additional consideration for extending credit to us. As of December 31, 2005 we owed $1,200 in interest on this note. We did not make our scheduled payment on October 30, 2005. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 15, 2005 with an interest rate of 12% per annum. We agreed to issue 50,000 shares of common stock to the noteholder as additional consideration for extending credit to us. As of December 31, 2005 we owed $2,700 in interest on this note and the shares have not yet been issued. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on December 31, 2005 with an interest rate of 12% per annum. We agreed to issue 30,000 shares of common stock to the noteholder as additional consideration for extending credit to us. As of December 31, 2005 we owed $1,200 in interest on this note and the shares have not yet been issued. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an affiliated party evidenced by a promissory note in the aggregate principal amount of $80,000 due on October 31, 2005 and verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 10% per annum. As of December 31, 2005 we owed $1,700 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on November 13, 2005 with an interest rate of 12% per annum. We agreed to issue 200,000 shares of common stock to the noteholder as additional consideration for extending credit to us. This note has not been repaid and we are in default. As of December 31, 2005 we owed $1,350 in interest on this note and the shares have not yet been issued. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an affiliated party evidenced by a promissory note in the aggregate principal amount of $16,000 due on December 21, 2005 and verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12.5% per annum. As of December 31, 2005 we owed $417 in interest on this note.

o One loan from an affiliated party evidenced by a promissory note in the aggregate principal amount of $9,000 due on December 4, 2005 and verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12.5% per annum. As of December 31, 2005 we owed $188 in interest on this note.

o One loan from an affiliated party evidenced by a promissory note in the aggregate principal amount of $10,000 due on December 10, 2005 and verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12.5% per annum. As of December 31, 2005 we owed $208 in interest on this note.

o One loan from an affiliated party evidenced by a promissory note in the aggregate principal amount of $900 due on March 1, 2006 with an interest rate of 12.5% per annum. As of December 31, 2005 we owed $9 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on December 20, 2005 with an interest rate of 12.5% per annum. As of December 31, 2005 we owed $150 in interest. We did not make our scheduled payment on December 20, 2005. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of December 31, 2005 we owed $204 in interest.

o One loan from an affiliated party evidenced by a promissory note in the aggregate principal amount of $2,153 due on November 20, 2005 and verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. As of December 31, 2005 we owed $65 in interest on this note.

o One loan from an affiliated party evidenced by a promissory note in the aggregate principal amount of $5,000 due on November 20, 2009 with an interest rate of 28.8% per annum or is due in full when the Company has an aggregate cash balance of $100,000 or more. During February 2006 the note became due but has not yet been repaid.
As of December 31, 2005 we owed $300 in interest on this note.

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

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. However, during the first quarter of 2006, management spent the substantial majority of its time negotiating contracts for the installation of the Anthrax Smoke Detector in target markets, preparing to ship the first device under the Secure Wrap October purchase order, and developing its marketing and sales plan. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a fair price. During the years ended December 31, 2005 and 2004, the Company received gross proceeds of approximately $0.9 million and $6.2 million, respectively, from the sale of equity and debt securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated March 29, 2006, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2005,. We have experienced operating losses since the date of the auditors' report and in prior years. Our auditor's opinion may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT OF A SUBSTANTIAL PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at December 31, 2005 we are in default on a portion of our debt totaling approximately $331,000, excluding accumulated interest of approximately $558,303. In the aggregate, as of December 31, 2005, we have approximately $1,917,622 million in debt obligations, including interest, owing within the next 12 months. We cannot assure you that any of these note-holders will agree to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

We have nominal cash on hand and short-term investments and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The downtrend in the financial markets has made it extremely difficult for us to raise additional capital. In addition, our common stock trades on The Over the Counter Bulletin Board which makes it more difficult to raise capital than if we were trading on The NASDAQ Stock Market. Also, our default in repaying our debt restricts our ability to file registration statements, including those relating to capital-raising transactions, on Form S-3, which may make it more difficult for us to raise additional capital. In July 2004, we completed a private placement resulting in net proceeds to us of approximately $2.5 million, all of which have been used. As a condition to this financing however, we agreed that we would not use the net proceeds to repay any of our debt outstanding as of the closing of the financing. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2006.

We do not anticipate generating significant sales of the BSM-2000 until after we complete all testing and modifications, which is contingent principally upon receipt of adequate funding and our ability to continue to form collaborative arrangements with qualified third parties to engage in that testing at nominal cost to us. We have not been profitable in the past years and had an accumulated deficit of approximately $30 million at December 31, 2005. We have not had revenues from sales of our products since the beginning of fiscal 2002, the commencement of development of our BSM-2000. During the fiscal years ended December 31, 2005 and 2004, we had losses of $3.5 million and $5.8 million, respectively. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2006.

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

In addition, if we are unable to establish a successful sales, marketing, and distribution operation, we will not be able to generate sufficient revenue in order to maintain operations. We have no experience in marketing or distributing new products. We have not yet established marketing, sales, or distribution capabilities for our BSM-2000. At this time, we have an oral agreement with KAL Consultants, Inc. to assist us with our marketing and sales efforts. To date, KAL Consultants' principal function has been to arrange meetings with potential buyers of our device, including Secure Wrap. We also plan on entering into distribution agreements with third parties to sell our BSM-2000. If we are unable to enter into relationships with third parties to market, sell, and distribute our products, we will need to develop our own capabilities. We have no experience in developing, training, or managing a sales force. If we choose to establish a direct sales force, we will incur substantial additional expense. We may not be able to build a sales force on a cost effective basis or at all. Any direct marketing and sales efforts may prove to be unsuccessful. In addition, our marketing and sales efforts may be unable to compete with the extensive and well-funded marketing and sales operations of some of our competitors. We also may be unable to engage qualified distributors. Even if engaged, they may fail to satisfy financial or contractual obligations to us, or adequately market our products..

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

EXISTING AND DEVELOPING TECHNOLOGIES MAY ADVERSELY AFFECT THE DEMAND FOR OUR ONLY PRODUCT, THE BSM-2000.

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

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of February 14, 2006, we had outstanding options and warrants to purchase a total of 27,272,470 shares of common stock. Of these options and warrants, all have exercise prices at or above the recent market price of $0.085 per share (as of February 10, 2006) and none have exercise prices at or below this price.

WE USE A SIGNIFICANT PORTION OF OUR CASH ON HAND AND STOCK TO PAY CONSULTING FEES. WE MAY NOT RECEIVE THE BENEFIT WE EXPECT FROM THESE CONSULTANTS.

The consultants that we hire may not provide us with the level of services, and consequently, the operating results, we anticipate. We spent approximately $1.0 million and $3.2 million in consulting fees during the years ended December 31, 2005 and 2004, respectively, and utilized approximately 20 consultants during this period. The consultants we engage provide us with a variety of services.

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

If BSM-2000 is commercialized, the lack of U.S. or foreign patent protection could allow competitors to copy and sell products similar to ours without paying a royalty. Caltech owns the bacterial spore detection technology that is integrated into BSM-2000. On January 31, 2003, Caltech filed a U.S. patent application covering the technology, which currently is being reviewed by the U.S. Patent and Trademark Office. Caltech also filed a patent application with the European Patent Office. We paid and filed on behalf of Caltech a patent application in Japan as well. No patents have been issued and we cannot assure you that any patents will be issued. If a U.S. patent is not issued, or not issued timely, we may face substantially increased competition in our primary geographic market.

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

THE BACTERIAL SPORE DETECTION TECHNOLOGY IS LICENSED TO US BY CALTECH. IF OUR LICENSE TERMINATES, OUR FUTURE PROSPECTS WOULD BE HARMED.

The loss of our technology license would require us to cease operations until we identify, license and integrate into our product another technology, if available. If we fail to fulfill any payment obligation under the terms of the license agreement or materially breach the agreement, Caltech may terminate the license. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. As of the date of this report, we are in compliance with the terms of our agreement with Caltech and have paid in full all owed royalties.

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

RISKS RELATING TO OUR FEBRUARY 2006 INVESTMENT AGREEMENT:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR PERIODIC EQUITY INVESTMENT AGREEMENT THAT ARE BEING REGISTERED IN THIS PROSPECTUS AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

The issuance and sale of shares upon delivery of an advance by European Equity Group ("European") pursuant to the Investment Agreement in the amount up to $10,000,000 are likely to result in substantial dilution to the interests of other stockholders. As of February 9, 2006 we had 56,218,277 shares of common stock issued and outstanding. We are registering 110,822,470 shares of common stock pursuant to this registration statement, of which up to 100,000,000 are reserved for issuance pursuant to the Investment Agreement with European.

ASSUMING THE ISSUANCE OF 100,000,000 SHARES UNDER THE INVESTMENT AGREEMENT, EXISTING SHAREHOLDERS WILL EXPERIENCE SUBSTANTIAL DILUTION OF OUR SHARES OF COMMON STOCK.

Our Investment Agreement with European contemplates the potential future issuance and sales of up to $10,000,000 of our Common Stock to European subject to certain restrictions and obligations. Given our current capital needs and the market price of our common stock, we presently have no intention of drawing down the entire amount available to us unless the market price of our common stock increases.

The following is an example of the shares of our common stock that are issuable upon the entire drawdown of $10,000,000 on our equity line based on prices at 25%, 50% and 75% below $.079.

----------------------------------------------------------------------------------------------------------------------------
% Below price            Price per share    Number of shares issuable (1)  Shares outstanding (2)    % of Outstanding stock(3)
-----------------------------------------------------------------------------------------------------------------------------
Purchase price (4)       $          .079                  126,582,278             182,800,555                           225%
-----------------------------------------------------------------------------------------------------------------------------
25%                      $          .059                  169,491,525             225,709,802                           301%
-----------------------------------------------------------------------------------------------------------------------------
50%                      $         .0395                  253,164,556             309,382,833                           450%
-----------------------------------------------------------------------------------------------------------------------------
75%                      $        .01975                  506,329,113             562,547,390                           900%
-----------------------------------------------------------------------------------------------------------------------------

(1) Represents the number of shares issuable if all the entire $10,000,000 under the equity line of credit, was drawn down at the indicated price.

(2) Based on 56,218,277 common shares issued and outstanding on February 9, 2006.

(3) Percentage of the total outstanding common stock represented by the shares issuable on draw down on the equity line of credit without regard to any contractual or other restriction on the number of securities the selling stockholders may own at any point in time.

(4) Based on a price of $.079, which is 93% of the lowest closing price of our common stock during the five day period commencing February 7, 2006 through February 13, 2006.

THE LOWER THE STOCK PRICE, THE GREATER THE NUMBER OF SHARES ISSUABLE UNDER THE INVESTMENT AGREEMENT WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE AND MATERIALLY DILUTE EXISTING STOCKHOLDERS' EQUITY AND VOTING RIGHTS.

The number of shares that European will receive under its agreement with us is calculated based upon the market price of our common stock prevailing at the time of each "put". The lower the market price, the greater the number of shares issuable under the agreement. Upon issuance of the shares, to the extent that European will attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This may lead to an escalation of lower market prices and ever greater numbers of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our shareholders to greater dilution and a reduction of the value of their investment.

THE SALE OF OUR STOCK UNDER THE EUROPEAN AGREEMENT COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE AND MATERIALLY DILUTE EXISTING STOCKHOLDERS' EQUITY AND VOTING RIGHTS.

The Investment Agreement does not contain restrictions on short selling. Accordingly, any significant downward pressure on the price of our common stock can encourage short sales by them or others, subject to applicable securities laws. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased number of shares of stock or if we have not performed in such a manner to show that the equity funds raised will be used by us to grow. Such an event could place further downward pressure on the price of our common stock. Even if we use the proceeds under the agreement to grow our revenues and profits or invest in assets, which are materially beneficial to us, the opportunity exists for short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline. If this occurs, the number of shares of our common stock that is issuable pursuant to the Investment Agreement will increase, which will materially dilute existing stockholders' equity and voting rights.

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

Notes to Consolidated Financial Statements                                  F-7

                                AJ. ROBBINS, P.C.
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
Universal Detection Technology
(f/k/a Pollution Research and Control Corporation and Subsidiaries) Beverly Hills, California


We have audited the accompanying consolidated balance sheet of Universal Detection Technology and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of universal Detection Technology and Subsidiaries as of December 31, 2005, and the results of its consolidated operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, it has a net working capital deficiency, and has a net capital deficiency that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 AJ. ROBBINS, PC
                          CERTIFIED PUBLIC ACCOUNTANTS


DENVER, COLORADO
MARCH 29, 2006

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS

                                                                    December 31,
                                                                        2005
CURRENT ASSETS:
Cash and cash equivalents                                           $    13,248
Restricted cash and certificate of deposit                               81,363
Assets held for sale                                                     45,083
Prepaid expenses and other current assets                               517,973
                                                                    -----------

Total current assets                                                    657,667

Deposits                                                                 10,226
Property and equipment, net                                             107,127
Patent Costs                                                             31,022
                                                                    -----------

                                                                    $806,042.00
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable, trade                                             $   415,468
Bank Overdraft                                                            1,113
Accrued liabilities                                                   1,145,370
Notes payable - related party                                           125,553
Capital leases payable                                                   38,969
Notes payable-current                                                 1,233,766
Other Liabilities                                                        20,000
Accrued interest expense                                                558,303
                                                                    -----------

Total current liabilities                                             3,538,542
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 20,000,000 shares
authorized, -0- issued and outstanding                                       --
Common stock, no par value, 480,000,000 shares
authorized, 55,813,366 shares issued and outstanding                 23,202,495
Additional paid-in-capital                                            4,101,605
Accumulated (deficit)                                               (30,036,600)
                                                                    -----------

Total stockholders' equity (deficit)                                 (2,732,500)
                                                                    -----------

                                                                    $806,042.00
                                                                    ===========


See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Year    For the Year
                                                      Ended           Ended
                                                   December 31,    December 31,
                                                       2005            2004
REVENUE                                            $         --    $     25,000
COST OF GOODS SOLD                                           --              --
                                                   ----------------------------

GROSS PROFIT                                                 --          25,000
                                                   ----------------------------

OPERATING EXPENSES:
Selling, general and administrative                   2,852,161       3,412,964
Marketing                                               358,690       2,229,344
Research and development                                 12,125          20,000
Depreciation                                             23,129          11,702
                                                   ----------------------------

Total expenses                                        3,246,105       5,674,010
                                                   ----------------------------

(LOSS) FROM OPERATIONS                               (3,246,105)     (5,649,010)

OTHER INCOME (EXPENSE):
Forgiveness of accrued interest payable                      --          40,518
Interest income                                           3,621          12,683
Interest expense                                       (200,700)       (111,163)
Amortization of loan fees                               (91,985)        (45,760)
                                                   ----------------------------

Net other income (expense)                             (289,064)       (103,722)
                                                   ----------------------------

(LOSS) FROM OPERATIONS BEFORE INCOME TAXES           (3,535,169)     (5,752,732)

INCOME TAX EXPENSE                                           --              --
                                                   ----------------------------

NET (LOSS)                                         $ (3,535,169)   $ (5,752,732)
                                                   ============================

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:   $      (0.07)   $      (0.13)
                                                   ============================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED          51,766,178      43,374,429
                                                   ============================

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

                                                                                               Total
                                        Common Stock          Additional     Accumulated    Stockholders'
                                   Shares        Amount    Paid-in-Capital    Deficit)       (Deficit)
                                 -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003
(RESTATED)                       35,002,197   $ 15,705,055   $  3,606,891   $(20,748,699)   $ (1,436,753)

Stock issued in private
placements, net of
offerings costs of $738,615      12,373,156      5,450,925             --             --       5,450,925
Exercise of warrants                 55,556         20,000             --             --          20,000
Stock issued for services         2,230,000      1,253,400             --             --       1,253,400
Conversion of accrued
interest                            206,250         33,000             --             --          33,000
Warrants issued for services             --             --        123,809             --         123,809
Net (loss) for the year                  --             --             --     (5,752,732)     (5,752,732)
                                 -----------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004       49,867,159     22,462,380      3,730,700    (26,501,431)       (308,351)

Stock issued in private
placements, net of
offering costs of $32,942         1,373,928        158,479             --             --         158,479
Exercise of options                 100,000         19,000             --             --          19,000
Stock issued for services         4,372,279        547,636             --             --         547,636
Stock issued for loan fees          100,000         15,000             --             --          15,000
Warrants issued for services             --             --        358,594             --         358,594
Warrants issued as loan fees             --             --         12,311             --          12,311
Net (loss) for the year                  --             --             --     (3,535,169)     (3,535,169)
                                 -----------------------------------------------------------------------

BALANCE, DECEMBER 31, 2005       55,813,366   $ 23,202,495   $   4,101,605  $(30,036,600)   $ (2,732,500)
                                 ========================================================================

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Year   For the Year
                                                                   Ended         Ended
                                                               December 31,   December 31,
                                                                   2005           2004
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                     $(3,535,169)   $(5,752,732)
Adjustments to reconcile net (loss) to net cash (used in)
operations:
Stock issued for services                                          299,592      1,253,400
Stock issued for compensation to employees                         248,044        123,809
Stock issued as loan fees                                           15,000             --
Warrants granted for services                                      358,594             --
Warrants granted for loan fees                                      12,311             --
Depreciation                                                        23,129         11,702
Changes in operating assets and liabilities:
Inventories                                                             --         20,000
Assets held for sale                                                (3,797)
Deferred interest                                                   24,300
Prepaid expenses                                                   585,343        (24,300)
Accounts payable                                                   229,004        (58,161)
Accrued expenses                                                   358,058        237,367
                                                               --------------------------

Net cash (used in) operating activities                         (1,385,591)    (4,188,915)
                                                               --------------------------

CASH FLOWS (TO) INVESTING ACTIVITIES:

Purchase of equipment                                              (20,778)       (92,228)
Investment in patent                                                    --        (31,022)
Advances to/(from) related party                                        --         (6,572)
Payments received bridge note                                           --         50,000
Investment in certificates of deposit                                   --       (253,345)
Redemption of certificates of deposit                              252,340             --
(Increase) decrease in restricted cash                              21,479         (1,604)
                                                               --------------------------

Net cash provided by (used in) investing activities                253,041       (334,771)
                                                               --------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Bank Overdraft                                                       1,113             --
Proceeds from issuance of common stock                             191,420      6,189,540
Payment of offering costs                                          (32,942)      (738,615)
Proceeds from exercise of warrants and options                      19,000         20,000
Payments in advance of warrants being granted                       20,000
Payments on capital leases                                          (2,317)
Proceeds from notes payable                                        511,000             --
Proceeds from notes payable - related party                        173,353             --
Payments on notes payable                                         (154,000)      (495,167)
Payments on notes payable - related party                          (47,800)
                                                               --------------------------

Net cash provided by financing activities                          678,827      4,975,758
                                                               --------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (453,723)       452,072

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       466,971         14,899
                                                               --------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $    13,248      $ 466,971
                                                               ==========================

See accompanying notes to consolidated financial statements

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - BUSINESS ACTIVITY

Universal Detection Technology, a California corporation, primarily designed, manufactured and marketed air pollution monitoring instruments. Beginning in 2002, the Company has focused its research and development efforts in developing a real time biological weapon detection device. To accelerate development of its initial biological weapon detection device, the Company has developed and is implementing a collaborative partnering strategy. Under this strategy, the Company identifies and partners with researchers and developers. The Company has entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its bio-terrorism detection equipment. The Company has also entered a license agreement with the California Institute of Technology ("CalTech"), which grants the Company licensed patent rights to technology that was developed under the Technology Affiliates Agreement with JPL.

GOING CONCERN AND MANAGEMENT'S PLANS

As of December 31, 2005, the Company had a working capital deficit of (2,880,875) and a capital deficit of (30,036,600). These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its efforts to raising capital, and to the development, field-testing and marketing of its bio-terrorism detection device, known as BSM-2000. The Company entered into a technology affiliates agreement and a license agreement . The Company unveiled the first functional prototype of its BSM-2000 in May 2004. Although the Company continues to engage in testing of BSM-2000 to improve its functionality, BSM-2000 is currently available for sale.

During 2004, the Company commenced simulated tests with benign bacterial spores having anthrax-like properties in order to fine tune the Company's product and reached an oral agreement in principal with KAL Consultants, Inc. to assist with marketing and sales efforts. The Company received its first purchase order for a minimum of one and up to 10 Anthrax detection devices by Secure Wrap. The purchase order was contingent upon Secure Wrap's satisfaction of the first unit shipped to it.

In March 2005, the Company made its first shipment. Secure Wrap initially accepted the unit, however the unit was returned so further modifications and enhancements could be made.

In the first quarter of 2005, the Company received an additional purchase order from Secure Wrap for one unit for installation at its site at the Miami International Airport. The shipment of this unit has also been postponed until more tests have been conducted on BSM-2000.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The Company has entered into various agreements with distribution partners as well as commercial real estate consultants to initiate sales and develop relationships to raise awareness of the Company's products in the United States, Europe and Asia.

The Company is considering sponsoring researchers at JPL to work with the inventor of its bacterial spore detection technology to perform the tasks of quality assurance and research and development. The Company is also considering leasing a testing facility close to the JPL laboratories where it would be able to implement a quality assurance program and test its products against the required specifications before shipping them to customers. Implementation of either of these plans is dependent on the Company's ability to secure adequate funding.

In October 2005, the Company entered into a cooperation agreement with RAE Systems and have agreed to evaluate the possibility of integrating BSM-2000 into RAE Systems' chemical detection devices and solutions.

In an effort to raise capital in January 2006 the Company entered into an agreement with 66 of its warrant holders, holding a total of 6,122,470 Company warrants, to exchange their warrants with new ones with a new exercise price of $0.15. The exchanged warrants were subsequently re-priced and assigned to new investors. The new investors can exercise the warrants at a newly set price of $0.15. As of March 31, 2006 the company had received exercise notices for all 6,122,470 outstanding warrants from the new investors, out of which 2,443,332 has been exercised and the company received proceeds of $366,500.

In February 2006, the Company entered into an Investment Agreement with with a third party, for the future issuance and purchase of shares of its common stock. This Investment Agreement is an arrangement similar to an equity line of credit or an equity drawdown facility. The Company will be provided up to $10,000,000, as requested over a 36 month period. The Company may during the Open Period (36 months) deliver a "put notice" to the lender, which states the dollar amount the Company intends to sell its stock. The amount that the Company is entitled to Put is subject to certain limitations and terms of the agreement.

In March 2006, from the Company shipped the first unit pursuant to a purchase order received from a government unit of a Western European country. The purchase order was for two units of the Company's BSM-2000 Anthrax Detection systems.

During the first quarter of 2006, the Company entered into several consulting and advisory agreements. The Company plans to utilize the consultants to assist in the marketing and sales of its products, as well as improve its business plans and operations. The Company issued shares of its common stock as partial payment to certain consultants.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRIOR PERIOD RESTATEMENT

During the fourth quarter of 2004, a change was made to the accumulated deficit, notes payable and accrued expenses of the Company to correct the recording of a loan guarantee assumed in the sale of a former subsidiary of the Company recorded during the year ended December 31, 2002. The Company originally recorded the amount of the guarantee, but later determined that it was not a guarantor of the debt. The Company has retroactively restated accumulated deficit for the years ended December 31, 2002 and 2003 due to an adjustment of $266,875 and $22,500, respectively.

CONSOLIDATION

The consolidated financial statements include the accounts of Universal Detection Technology and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue will be recognized upon satisfaction of the Company's obligations, generally upon shipment of products. Title of goods is generally transferred when the products are shipped from the Company's facility. Income not earned will be recorded as deferred revenue.

During the year ended December 31, 2004, the Company recognized $25,000 of revenue in accordance with its agreement with Rutgers University. The Company completed all obligations under the agreement. During the year ended December 31, 2005, the Company recorded $65,000 in deferred revenue related to the shipment of a unit, subject to customer acceptance. The unit was subsequently returned for further testing and recalibration and the Company has reduced deferred revenues and accounts receivable to $0 pending the reshipment of the unit to the customer.

INVENTORIES

Inventories, consisting of finished goods, are stated at the lower of cost (first-in first-out) basis or market.

ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. During the years ended December 31, 2005 and 2004, the Company did not have significant advertising costs.

PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

Property and equipment consist of office furniture and equipment, leasehold improvements and lab testing equipment, is recorded at cost less accumulated depreciation. Depreciation and amortization is provided for on the straight-line method over the estimated useful lives of the assets, generally three to five years or over the term of the lease.

The cost of property and equipment at December 31, 2005 consisted of the following:

Equipment                               $  51,998

Furniture                                  64,670

Leasehold Improvement                      25,443
                                        ---------
                                          142,111

Less accumulated depreciation             (34,984)

                                        $ 107,127
                                        =========

Total depreciation and amortization expense was $23,129 and $11,702 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, accumulated depreciation was $34,984.

RESTRICTED CASH

Restricted cash is the balance required under the Company's office lease.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the year ended

December 31, 2005 and 2004:

                                                      2005            2004
                                                --------------    -------------
Net loss attributed to common stock holders:

As reported                                     $   (3,535,169)   $  (5,752,732)

Compensation recognized under APB 25                        --               --

Compensation recognized under SFAS 123                 (11,222)              --

                                                --------------    -------------
Pro Forma                                         (3, 546, 391)   $  (5,752,732)
                                                ==============    =============
Basic and diluted loss attributed to common stockholders per common share:

As reported                                             (0.07)    $       (0.13)

Pro Forma                                               (0.07)    $       (0.13)


VALUATION OF THE COMPANY'S COMMON STOCK

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Black-Scholes model for options to estimate the fair market value.

EARNINGS PER COMMON SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for 24,034,999 and 20,351,145 shares at December 31, 2005 and 2004, respectively, because the effect of each is antidilutive.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PATENTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Patents and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"), the Company periodically evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets have been made. The Company has not recorded amortization expense related to its patent acquisition costs because the awarding of the patent is still pending.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these items.

RESEARCH AND DEVELOPMENT COSTS

In 2002, the Company entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its bio-terrorism detection equipment. Research and development costs are charged to expense as incurred. Research and development expenses were $12,125 and $20,000 for the years ended December 31, 2005 and 2004, respectively.

INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2005, a full valuation allowance has been established for the deferred tax asset, as management believes that it is more likely than not that a tax benefit will not be realized.

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

CONCENTRATION OF CREDIT RISK

Generally, the Company requires no collateral when it extends credit to its customers. The Company's credit losses in the aggregate have not exceeded managements' expectations. The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE 3 - INVENTORIES

During the year ended December 31, 2004, finished goods inventory had been utilized for research and development and the $20,000 asset was expensed as research and development expenses.

NOTE 4 - NOTES PAYABLE, RELATED PARTY


On September 21, 2004, the Company had outstanding two notes payable to JRT Holdings totaling $40,000. JRT Holdings is a company in which the Company's president and Chief executive officer has a 50% equity interest. These notes payable were amended, combined and extended to December 31, 2004, with total interest fixed at $2,000. The Company has recognized a $658 gain on forgiveness of accrued interest as a result of the amended agreement. On October 29, 2004, the combined note was further amended, reducing total interest to $750 as consideration for payment on that date. The note payable and accrued interest were paid October 29, 2004 at which time the Company recognized an additional $1,250 gain on forgiveness of accrued interest.

During the year ended December 31, 2005, the Company borrowed a total of $41,853 from its president and chief executive officer under promissory notes executed by the Company. The notes had interest rates ranging from 0% to 28.8% per year. The Company repaid notes totaling $34,700 during year and $9,653 remains outstanding at December 31, 2005. Of the remaining balance $2,500 is non-interest bearing and has no repayment terms, $2,153 bears interest at 12% and is past due. Additionally, $5,000 bears interest at 28.8% and is due in 60 monthly installments of $158 or is due in full when the Company has an aggregate cash balance of $100,000 or more. During February 2006 the note became due but has not yet been repaid.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

During the year ended December 31, 2005, the Company borrowed a total of $115,900 from its vice-president of Global Strategy under promissory notes executed by the Company. The notes bear interest at rates ranging from 10% to 12.5% per year. The notes matured between October 2005 and March 2006 and are past due.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2005:

Notes payable to individuals, subject to contingent                $   95,740
Settlement agreement and summary judgement, interest at 11.67% per annum, principal and interest due January 1, 2006, in default, unsecured

Note payable, subject to settlement agreement, interest
at 12% per annum, principal and interest due July
2005, in default, unsecured                                           161,000

Note payable, subject to settlement agreement, interest
at 9.17% per annum, principal and interest due July
2005, in default, unsecured                                             74,500

Note payable, interest at 18% per annum, principal and
interest due June 2000, and verbally extended, unsecured              200,000

Bridge loan payable, interest of 10% per annum, principal
and interest due June 2002 and verbally extended, unsecured            22,526

Bridge loan payable, interest of 10% per annum, principal
and interest due September 2002 and verbally extended, unsecured       35,000

Note payable, interest at 18% per annum, due May 2003 and
verbally extended, unsecured                                           75,000

Note payable, interest at 12% per annum, due November 2005
and verbally extended, unsecured                                       50,000

Note payable, interest at 12% per annum, due July 2005
and verbally extended, unsecured                                       50,000

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Note payable, interest at 15% per annum, due August 2005
and verbally extended, unsecured                                       30,000

Note payable, interest at 10% per annum, due July 2005
and verbally extended, unsecured                                       30,000

Note payable, interest at 12% per annum, due November 2005
and verbally extended, unsecured                                       30,000

Note payable, interest at 12% per annum, due November 2005
and verbally extended, unsecured                                       60,000

Note payable, interest at 12% per annum, due December 2005
and verbally extended, unsecured                                       40,000

Note payable, interest at 12% per annum, due November 2005
and verbally extended, unsecured                                       90,000

Note payable, interest at 12.5% per annum, due December 2005
and verbally extended, unsecured                                       15,000

Note payable, interest at 12% per annum, due March 2006
unsecured                                                             100,000

Note payable, interest at 10% per annum, due June 2002
And verbally extended, unsecured                                       75,000
                                                                   ----------

                                    Total notes payable            $1,233,766
                                                                   ==========


The Company entered into a contingent settlement agreement on July 26, 2004 related to $440,765 of notes payable to individuals and related accrued interest. In July 2004, the Company paid a total of $73,333 towards the debt and agreed to pay a total of $298,667, including interest through January 2006 in full payment. The Settlement Agreement provides for an accelerated payment schedule at the Company's option, which would reduce the total payment made by the Company by approximately $12,000. The Company defaulted on the two remaining payments totaling $80,000 at which time the entire remaining balance became due, including default interest and legal fees. The Company currently has accrued $206,822 for interest and legal fees in addition to the $95,740 principal balance

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $200,000 plus accrued interest. The parties agreed to settle the debt for $261,000 payable as follows: Twelve consecutive payments of $12,500 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $95,000 payable on July 31, 2005; and a one-time interest payment of $16,000 on July 31, 2005. This agreement includes an additional $7,500 as inducement to the note holder to enter into the extended agreement, which was amortized as a loan fee over the term of the agreement. Scheduled payments were not made on the note and the company is currently in default.

During September 2004, the Company agreed to settle accrued interest of $33,000 on a note payable by issuing 206,250 shares of common stock at the rate of $0.16 per share.

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $100,000 plus accrued interest. The parties agreed to settle the debt for $130,800 payable as follows: Twelve consecutive payments of $6,000 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $50,500 payable on July 31, 2005; and a one-time interest payment of $8,300 on July 31, 2005. The Company has recognized a $38,610 gain on forgiveness of accrued interest related to this transaction in 2004. Scheduled payments were not made on the note and the company is currently in default.

NOTE 6 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2005 and 2004 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:


                                                   2005           2004
                                               -----------    -----------

Computed expected income tax provision         ($1,201,957)   ($1,964,000)
(benefit)
Net operating loss carryforward                  1,023,664      1,708,000
increased
Accrued liabilities                                 45,866        232,000
Stock-based expenses                               126,108         42,000
Non-deductible meals & entertainment                 3,932             --
Depreciation                                         2,388         18,000
                                               -----------    -----------

        Income tax provision (benefit)                 $--            $--
                                               ===========    ===========

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The components of the deferred tax assets and (liabilities) as of December 31, 2005 were as follows:


Deferred tax assets:
Temporary differences:
        Depreciation                       $   (21,719)
        Accrued liabilities                     53,960
        Net operating loss carryforward      8,185,399
        Valuation allowance                 (8,217,640)
                                           -----------

        Net long-term deferred tax asset   $        --
                                           ===========

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2005 and 2004:


                                                    December 31,   December 31,
                                                        2005           2004
                                                    -----------    -----------
Deferred tax assets:
   Accrued expenses                                $  (318,840)   $   273,000
Depreciation                                                --        (22,000)

     Increase in net operating loss carryforward     1,173,888      2,009,000
   Change in valuation allowance                      (855,048)    (2,260,000)
                                                   -----------    -----------

                                                   $        --    $        --
                                                   ===========    ===========

As of December 31, 2005, the Company has federal net operating losses carryforward of approximately $20,516,000 expiring in 2006 through 2020.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 7-STOCKHOLDERS' EQUITY

PREFERRED  STOCK

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors. No preferred shares are issued and outstanding.

COMMON STOCK

PRIVATE PLACEMENT

During 2004 the Company completed a private placement of common stock and warrants generating gross proceeds of $3,000,000. The Company paid placement fees of $414,640 related to the offering.

The Company used the proceeds for working capital and general corporate use. The Company was precluded from using the proceeds to pay debt outstanding at the time of the closing of the offering or to make payments to Astor Capital (a related party owned by the Company's president/chief executive officer and vice president of Global Strategy

Each Unit consisted of one share of common stock and a Class A Warrant and a Class B Warrant. The offering price per Unit was $0.50. Both the Class A and Class B Warrants are exercisable by the holder at any time up to the expiration date of the warrant, which is five years from the date of issuance. In the aggregate, the investors purchased 6,000,000 shares of common stock, Class A Warrants to purchase 3,000,000 shares of common stock at $0.50 per share and Class B Warrants to purchase 3,000,000 shares of common stock at $0.70 per share. The warrants expire five years from the final closing date.

In addition, the Company amended the terms of its agreement with Astor reducing the monthly payments to Astor. The agreement with Astor was terminated effective September 30, 2004.

In addition, the Company's Chief Executive Officer agreed to defer payment of all accrued wages and future compensation due to him in excess of $150,000 per year for nine months from April 29, 2004.

In January 2006, the investors returned their Class A and B warrants in exchange for new warrants exercisable at $.15 per share. The Class A and B warrants were repriced to be exercisable at $.15 per share and were reassigned to new investor. During the first quarter of 2006, warrants to purchase 2,443,332 shares were exercised and the Company received proceeds of $366,500.

SALES OF COMMON STOCK

During the year ended December 31, 2005, the company sold 1,373,928 shares of common stock for a total of $200,919. The company paid placement fees totaling $32,942.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

During the year ended December 31, 2004, the Company sold 12,373,156 shares of common stock for a total of $6,189,540. The Company paid placement fees totaling $738,615, which includes $105,576 in placement fees to Astor and $633,039 in placement fees to unrelated entities. Certain investors received warrants to purchase 6,166,668 shares of the Company's common stock at $0.50, $0.70, and $0.90 per share in connection with the sale of stock. The Company also issued warrants to purchase 3,600,000 shares of its common stock as placement fees. The warrants were exercisable at $0.50 per share and expired in July 2009. Certain of these stock and warrant issuances were included in the discussion entitled Private Placement above.

STOCK ISSUED FOR SERVICES

During the year ended December 31, 2005, the Company issued an aggregate of 1,959,385 shares of its common stock to various employees of the Company as compensation. The shares were valued at a total of $248,044, the fair market value of the shares on the days issued.

In October 2005, the Company issued 100,000 shares as payment of loan fees on a note to an unrelated party. The shares were valued at $15,000, the fair market value on the date of the loan.

In September 2005, the Company issued 1,012,894 shares of its common stock as partial payment of an advertising campaign. The shares were valued at $172,192, the fair market value of the stock on the day issued of which $37,500 is recorded as prepaid expense.

On December 15, 2005, the Company entered into a three month Product Sales and Marketing Consulting Agreement with an unrelated individual and issued 1,400,000 shares of common stock with a fair value of $127,400. The fair value has been recorded as prepaid expenses to be amortized over the term of the agreement. For the year ended December 31, 2005, the Company recognized $21,333 as stock based compensation expense related to this agreement.

On September 8, 2004, the Company entered into a Product Sales and Marketing Consulting Agreement with an unrelated individual, commencing September 8, 2004 and ending December 31, 2006. As compensation for the services to be rendered, the Company issued 410,000 shares of its common stock with a fair value of $254,200 and have been recorded as prepaid expenses to be amortized over the term of the agreement. For the year ended December 31, 2004, the Company recognized $27,236 as stock based compensation expense related to this agreement. For the year ended December 31, 2005, the Company recognized $108,943 as stock based compensation expense related to this agreement.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

During August 2003, the Company entered into two agreements for strategic business planning, financial advisory, investor relations and public relations services. As compensation, the Company issued a total of 3,000,000 shares of its common stock to the consultants, valued at $1,110,000, the fair market value of the which was amortized over the one-year term of the agreements. The Company expensed related consulting fees of $740,000 for the years ended December 31, 2004.

During fourth quarter of 2004, the Company entered into two agreements for strategic business planning, financial advisory, investor relations and public relations services. As compensation, the Company issued a total of 1,700,000 shares of its common stock to the consultants, valued at $943,000, the fair market value of the, which was amortized over the terms of the agreements. The Company expensed related consulting fees of $652,500 and $290,500 for the years ended December 31, 2005 and December 31, 2004, respectively.

ISSUANCE OF OPTIONS AND WARRANTS

On March 2, 2005, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business. The agreement expires March 1, 2007. As compensation for entering into the agreement and providing services there under, the consultant received an option to purchase 50,000 shares of the Company's common stock, exercisable immediately, at the price of $0.24 per share. The option was valued at $5,551 using the Black
Scholes model for American options, with volatility of 90% and a risk free interest rate of 3.5%. The market price of the common stock on the date of the grant was $0.23.

On August 3, 2005, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business. The agreement expires November 3, 2005. As compensation for entering into the agreement and providing services there under, the consultant received 50,000 warrants of the Company's stock at a price of $0.40 per share, 50,000 warrants of the Company's stock at a price of $0.80 per share and 50,000 warrants to purchase the Company's stock at a price of $1.20 per share. The warrants were values at $256 using the Black Scholes model for warrants, with volatility of 82% and a risk free interest rate of 3.5%. The market price of the common stock on the date of the grant was $0.17.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

On August 19, 2005, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business. The agreement expires August 18, 2006. As compensation for entering into the agreement and providing services there under, the consultant received 3,600,000 warrants of the Company's stock at a price of $0.17 per share. The warrants were values at $293,171 using the Black Scholes model for warrants, with volatility of 82% and a risk free interest rate of 3.5%. The market price of the common stock on the date of the grant was $0.155.

In September 2005, the Company granted 250,000 warrants of the Company's stock at a price of $0.05 per share as payment of loan fees. The warrants expire in one year. The warrants were valued at $12,311 using the Black Scholes model for warrants with a volatility of 82% and a risk free interest rate of 3.5%. The market price of the common stock on the day of grant was $0.091.

In December 2005, the Company granted 1,000,000 warrants of the Company's stock at a price of $0.10 to an employee of the Company for services rendered, expiring in five years. The warrants expire in five years. The warrants were valued at $59,616 using the Black Scholes model for warrants with a volatility of 82% and a risk free interest rate of 3.5%. The market price of the common stock on the day of grant was $0.91.



During 2004, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business and corporate affairs matters. The agreement expired on December 31, 2004. The Company paid $34,500 cash, and issued 10,000 shares of the Company's common stock and warrants to purchase 60,000 shares of the Company's common stock, exercisable immediately, at prices ranging from $0.75 per share to $1.75 per share. The 10,000 shares had a value of $7,200 and the warrant was valued at $21,490 using the Black Scholes model for options, with volatility of 90.27% and a risk free interest rate of 2.89%. The market price of the common stock on the date of the grant was $0.72. The value of the stock and options has been expensed during 2004

On October 6, 2004, the Company entered into a Product Sales and Marketing Consulting Agreement for a period of two years. As compensation for services to be rendered, the Company granted a warrant to purchase 250,000 shares of the Company's common stock, exercisable immediately through October 6, 2007 at the price of $0.53 per share. The warrant was valued at $102,319 using the Black Scholes model , with volatility of 131% and a risk free interest rate of 3.5%. The market price of the common stock on the date of the grant was $0.54. The consultant is no longer providing services to the Company and the value of the warrant has been fully expensed.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

The following table summarizes the activity of options and warrants under all agreements and plans for the two years ended December 31, 2004 and 2005:

                                                                       Weighted Average
                                                Number of                  Exercise
                                        ------------------------------------------------
                                         Options       Warrants       Price       Amount
                                        ------------------------------------------------
Outstanding, December 31,     2003     9,339,017      2,495,543        0.50   5,971,986

Granted                                    60,000     10,099,999       0.57   5,804,166

Exercised                                      --        (55,556)      0.36     (20,000)

Expired/cancelled                        (428,571)    (1,159,287)      0.51    (816,823)
                                        ------------------------------------------------

Outstanding, December 31,      2004     8,970,446     11,380,699       0.50  10,939,329

Granted                                   200,000      5,000,000       0.15     757,500

Exercised                                (100,000)            --       0.19     (19,000)

Expired/cancelled                        (710,446)      (555,700)      0.86  (1,088,886)
                                        ------------------------------------------------

Outstanding, December 31,      2005     8,360,000     15,824,999       0.44  10,588,943
                                        ================================================

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The following table summarizes information about stock options and warrants outstanding at December 31, 2005:

                                         OPTIONS AND WARRANTS
          ---------------------------------------------------------------------------------

                       OUTSTANDING                                 EXERCISABLE

                                       WEIGHTED
                                       AVERAGE          WEIGHTED                   WEIGHTED
          RANGE OF                     REMAINING        AVERAGE                    AVERAGE
          EXERCISE     NUMBER          CONTRACTUAL      EXERCISE   NUMBER          EXERCISE
          PRICES       OUTSTANDING     LIFE-YEARS       PRICE      EXERCISABLE     PRICE
          ---------------------------------------------------------------------------------
    0.05  to $0.33     12,850,000      5.71             0.261     12,850,000       0.261

    0.35  to $0.50      6,700,000      3.39             0.499      6,700,000       0.499

    0.53  to $0.80      4,028,331      3.16             0.675      4,028,331       0.675

   0.875  to $1.75        356,668      0.74             1.016        356,668       1.016

       2  to $3.10        100,000      0.70             2.000        100,000           2
          ---------------------------------------------------------------------------------
   0.225  to $3.10     24,034,999      4.54              0.44     24,034,999        0.44


The weighted average exercise price of options at their grant date during the years ended December 31, 2005 and 2004 where the exercise price equaled the market price at the grant date, was $0.16 and $0.53 respectively. The weighted average exercise price of options and warrants at their grant date during the years ended December 31, 2005 and 2004, where the exercise price exceeded the market price was $0.15 and $0.88, respectively. The weighted average exercise price of options and warrants at their date of grant during the years December 31, 2005 and 2004, where the exercise price was less than the market price on the grant date, was $0.05 and $0.56, respectively.

The weighted average fair values of options and warrants at their grant date during the years ended December 31, 2005 and 2004 where the exercise price equaled the market price on the day of grant, were $0.08 and $0.41, respectively. The weighted average fair values of options and warrants at their date of grant during the years ended December 31, 2005 and 2004, where the exercise price exceeded the market price on the grant date was $0.08 and $0.22 respectively. The weighted average fair value of the of options and warrants during the years December 31, 2005 and 2004, where the exercise price was less than the market price at the date of grant, was $0.05 and $0.56 respectively. The estimated fair value of each option granted is calculated using the Black-Scholes model for American options. The weighted average assumptions used in the model were as follows:

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                             2005               2004
                                       -----------------------------

Risk-free interest rate                      3.50%             3.87%
Volatility                                  82.08%            89.47%
Expected life                           3.22 years        4.93 years
Dividend yield                                  0%                0%


NOTE 8- STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $358,594 and $123,809 during the years ended December 31, 2005 and 2004 respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES


LITIGATION

From time to time, the Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

EMPLOYMENT AGREEMENTS

In September 2001, the Company entered into an employment agreement with an individual serving in the capacity of Chairman of the Board, Chief Executive Officer and President of the Company. According to the agreement, there will always be a minimum of at least five years remaining on the term of the agreement. Base salary is $250,000 to be adjusted on an annual basis, with an as yet undetermined cash bonus plan, provisions for use of a luxury automobile, club memberships, and insurance plans. In addition, as inducement to retain the services of the Officer, the Company granted the Officer options to purchase 1,150,000 shares of its common stock exercisable at $.30 per share. In The Officer agreed to defer payment of all accrued wages and future compensation due to him in excess of $150,000 per year for nine months from April 29, 2004.

On August 23, 2004, the Company entered into an amendment of the employment agreement with its President and Chief Executive Officer. The amendment provides that $100,000 of the Officer's annual salary shall be accrued as payable until such time as the Company has the financial resources to pay any or the entire accrued amount. The agreement also provides for salary increases of 5% per year commencing January 1, 2006, and an extension of the term of the agreement until December 31, 2010. In addition, automobile cost is limited to a maximum of $2,500 per month and the Company will reimburse the officer for individual life insurance premiums up to $1,000 per month and for health insurance premiums and related expenses.

On October 1, 2004, the Company entered into an employment agreement with its Vice President of Global Strategy. For the period from October 1 through December 31, 2004, compensation was $35,000 per month. Thereafter, the agreement provides for salary of $150,000 per year plus health care costs not to exceed $400 per month. Employment is at will and may be terminated by either party at any time.

The Company is obligated to make certain minimum salary payments as follows:

YEAR ENDING DECEMBER 31,

2006                                        262,500
2007                                        275,625
2008                                        289,406
2009                                        303,876
2010                                        319,070
                                        -----------
                                        $ 1,450,477
                                        ===========

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

LICENSE AGREEMENT

On September 30, 2003, the Company entered into a license agreement with CalTech whereby CalTech granted the Company an exclusive, royalty-bearing license to make, use, and sell all products that incorporate the technology that was developed under the Technology Affiliates Agreement with JPL and is covered by related patents. In addition, the grant includes a nonexclusive, royalty-bearing license to make derivative works of the technology. The Company is required to make quarterly royalty payments to CalTech, ranging from 2% to 4% of net revenues for each licensed product made, sold, licensed, distributed, or used by the Company and 35% of net revenues that the Company receives from sublicensing the licensed products. A minimum annual royalty of $10,000 was due and paid to CalTech on August 1, 2005 and each anniversary thereof. The minimum royalty will be offset by the abovementioned royalty payments, if any.

LEASES

During 2005, the company entered into two lease agreements to lease testing equipment. The Company is currently in violation of the terms of the lease as the Company resold the equipment in 2006 and is classified as assets held for sale. The Company is currently in discussions with the leasing company to remove the sale of equipment as a default of the lease and treat the two leases as one single purchase transaction. Future minimum lease payments are all classified as current.

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

Capital leases payable at December 31, 2005 consist of the following:

                                  CAPITAL     OPERATING
                                  LEASES      LEASES
                                  ------      --------
   2006                           22,781      115,961
   2007                           22,781      119,440
   2008                           13,249      112,490
                                  ------      -------

     Min lease pmts               58,811      347,891
                                              =======

     Less Interest:              (19,842)
                                 -------

  PV of net min. lease pmts:      38,969
Less: current portion            (11,327)
                                 -------

                                  27,642
                                 =======

Interest Expense was $3,418 for 2005 and $0 for 2004.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


Rent expense was $99,236 and $90,146 for 2005 and 2004 respectively.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the year December 31, 2004, the Company paid $2,400 for income taxes. No cash was paid for income taxes during the year ended December 31, 2005. Cash paid for interest was $0 and $12,630 during the years ended December 31, 2005 and 2004 respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

NOTE 12 - SUBSEQUENT EVENTS

During the first quarter of 2006, the Company entered into several consulting and legal representation agreements. As part of these agreements, the Company issued an aggregate of 3,024,871 shares of its common stock valued at approximately $274,500. During the first quarter of 2006, the Company issued and aggregate of 684,000 shares of its common stock to employees as payment for services valued at approximately $42,000. During the first quarter of 2006, warrants to purchase 2,443,332 shares were exercised and the Company received proceeds of $366,500.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on Effectiveness of Controls.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following tables set forth certain information with respect to our directors and officers as of December 31, 2005. The following persons serve as our directors and executive officers:



   DIRECTORS & EXECUTIVE OFFICERS      AGE              POSITION
   ------------------------------      ---          ----------------

Jacques Tizabi.......................  34    Director, Chief Executive Officer
                                             and President
Matin Emouna (1) (2).................  37    Director
Michael Collins (1) (2)..............  36    Director, Secretary

       KEY EMPLOYEES                   AGE              POSITION
       -------------                   ---          ----------------

Ali Moussavi                           35    Vice President of Global Strategy


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

COMMITTEES

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

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. Our Compensation Committee currently consists of Michael Collins and Matin Emouna.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 3, Form 4, or Form 5 filings were required, we believe that during the fiscal year ended December 31, 2005, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and persons who beneficially own greater than 10% of our common stock.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended December 31, 2005, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2005, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.


                                             ANNUAL                                            LONG-TERM
                                          COMPENSATION                                   COMPENSATION AWARDS

                                                                         CASH VALUE      SECURITIES UNDERLYING
 NAME AND PRINCIPAL POSITION     YEAR      SALARY         BONUS        OF PERQUISITES           OPTIONS
Jacques Tizabi                   2005     $132,964
  President, Chief Executive     2004     $150,000                     $       16,218
  Officer, Acting CFO and        2003     $145,833 (1)  $416,667 (1)               --                6,800,000
  Chairman of the Board

Ali Moussavi
  Vice President of Global       2005     $143,507            --                   --                       --
  Strategy                       2004     $154,000            --                   --                       --


(1) To enable us to meet a portion of our obligations as they became due, our Chairman and Chief Executive Officer agreed to continue to provide services to us, despite our inability to pay his salary to him for 20 consecutive months, totaling $416,667. Our CEO agreed permanently to waive that compensation. In August 2003, our Board of Directors approved a bonus of $416,667 based largely upon our CEO's continued service to the Company without payment, his waiver of those amounts owed, and the progress of the BSM-2000.

OPTION GRANTS IN FISCAL 2005

There were no options granted during fiscal 2005 to the named executive officers.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

The following table sets forth, for each of the named executive officers, certain information regarding the exercise of stock options during fiscal 2005, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the common stock on the OTC Bulletin Board on December 31, 2005 ($0.41 per share).


                  SHARES                    NUMBER OF SECURITIES
                 ACQUIRED                  UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                    ON        VALUE              OPTIONS AT              IN-THE-MONEY OPTIONS AT
     NAME        EXERCISE    REALIZED         DECEMBER 31, 2005             DECEMBER 31, 2005
     ----        ---------   ---------   ---------------------------   ----------------------------
                                         EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
Jacques Tizabi          --          --     7,950,000              --   $   670,500               --


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

Mr. Tizabi has agreed that he will defer payment of all accrued but unpaid bonus or salary, or other compensation payable to him in excess of $150,000 per year, for 2004 and 2005 until December 31, 2005.

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

LONG TERM INCENTIVES

STOCK OPTIONS AND RESTRICTED STOCK. Executive officers, together with our other employees, are eligible to receive grants of awards under our 2003 Stock Incentive Plan. These awards may be in the form of stock options and/or restricted stock grants. The number of shares underlying options or shares, together with all other terms of the options and shares, are established by the Board of Directors.

OTHER PLANS. Executive officers are eligible to participate in our group health, dental, life, disability, retirement and other plans on the same basis as all other employees.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK INCENTIVE PLANS

We have in effect the 2006 Stock Incentive Plan, which we refer to as the 2006 Plan. The purpose of the 2006 Plan is to advance our interests and our stockholders by strengthening our ability to obtain and retain the services of the types of officers, employees, directors, and consultants who will contribute to our long-term success and to provide incentives which are linked directly to increases in stock value which will inure to the benefit of all of our stockholders. The total number of our common shares authorized and reserved for issuance under 2006 Plan is 7,500,000. The 2006 Plan is administered by our board of directors or a committee comprised of at least two members of our board of directors appointed by our board of directors.

Subject to the provisions of the Plan, the Board and/or the Committee shall have authority to (a) grant, in its discretion, Stock Awards; (b) determine in good faith the fair market value of the Stock covered by any Grant; (c) determine which eligible persons shall receive Grants and the number of shares, restrictions, terms and conditions to be included in such Grants; (d) construe and interpret the Plan; (e) promulgate, amend and rescind rules and regulations relating to its administration, and correct defects, omissions and inconsistencies in the Plan or any Grant; (f) consistent with the Plan and with the consent of the Participant, as appropriate, amend any outstanding Grant; (g) determine the duration and purpose of leaves of absence which may be granted to Participants without constituting termination of their engagement for the purpose of the Plan or any Grant; and (h) make all other determinations necessary or advisable for the Plan's administration. The interpretation and construction by the Board of any provisions of the Plan or selection of Participants shall be conclusive and final. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Grant made thereunder.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of December 31, 2005. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of Universal Detection Technology, 9595 Wilshire Blvd., Suite 700, Beverly Hills, California 90212, unless otherwise set forth below that person's name.


                                            Number of Shares of
                                              Common Stock          Percent of
    NAME AND ADDRESS                        Beneficially Owned (1)   Class (1)
    ----------------                        ----------------------------------

Jacques Tizabi (2).........................           7,979,700           14.2%
Michael Collins............................                  --              0%
Matin Emouna...............................                  --              0%
Ali Moussavi...............................                  --              0%
Directors and executive officers as a
     group (4 persons) (2).................           7,979,700           14.2%

---------------


(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at February 9, 2006.

(2) Includes (a) 7,950,000 shares that may be acquired upon the exercise of options, which are or will become exercisable on or prior to March 1, 2005, (b) 21,900 shares that may be acquired upon the exercise of warrants owned by Astor Capital, Inc., and (c) 6,000 shares that may be acquired upon the exercise of warrants owned by JRT Holdings, Inc. Mr. Tizabi and Mr. Ali Moussavi, each a 50% owner of Astor Capital, Inc., share voting and dispositive power. Mr. Tizabi and Mr. Raymond Tizabi, each a 50% owner of JRT Holdings, Inc., share voting and dispositive power.

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

On June 28, 2005, the Company executed a promissory note in the aggregate principal amount of $12,000 payable to Jacques Tizabi, President and Chief Executive Officer. The promissory note bears interest at 9% per annum and was due and payable on July 20, 2005. The note was repaid with interest in July 2005.

On August 3, 2005, the Company executed a promissory note in the aggregate principal amount of $8,000 payable to Jacques Tizabi, President and Chief Executive Officer. The promissory note bears interest at 9% per annum and was due and payable on August 31, 2005. The note was repaid in August 2005.

On September 20, 2005 the Company executed a promissory note in the aggregate principal amount of $2,153 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note bears interest at 12% per annum and was due and payable on November 20, 2005. As of December 31, 2005 we owed $65 in interest on this note.

On October 17, 2005 the Company executed a promissory note in the aggregate amount principal amount of $5,000 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note bears interest at 28.8% per annum and was due and payable on November 20, 2009 with an interest rate of 28.8% per annum or is due in full when the Company has an aggregate cash balance of $100,000 or more. During February 2006 the note became due but has not yet been repaid.

On October 7, 2005 the Company executed a promissory note in the aggregate amount principal amount of $80,000 payable to Ali Moussavi, Vice President of Global Strategy due on October 31, 2005 and with an interest rate of 10% per annum. As of December 31, 2005 we owed $1,700 in interest on this note.

o On October 21, 2005 the Company executed a promissory note in the aggregate amount principal amount of $16,000 payable to Ali Moussavi, Vice President of Global Strategy due on December 21, 2005 and with an interest rate of 12.5% per annum. As of December 31, 2005 we owed $417 in interest on this note.

o On November 4, 2005 the Company executed a promissory note in the aggregate amount principal amount of $9,000 payable to Ali Moussavi, Vice President of Global Strategy due on December 4, 2005 and with an interest rate of 12.5% per annum. As of December 31, 2005 we owed $188 in interest on this note.

o On November 10, 2005 the Company executed a promissory note in the aggregate amount principal amount of $10,000 payable to Ali Moussavi, Vice President of Global Strategy due on December 10, 2005 and with an interest rate of 12.5% per annum. As of December 31, 2005 we owed $208 in interest on this note.

On December 1, 2005 the Company executed a promissory note in the aggregate amount principal amount of $900 payable to Ali Moussavi, Vice President of Global Strategy due on March 10, 2006 and with an interest rate of 12.5% per annum. As of December 31, 2005 we owed $9 in interest on this note.

On November 16 2005 the Company executed a promissory note in the aggregate amount principal amount of $8,700 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note bears interest at 0.0% per annum and was due and payable on November 30, 2005. The note was repaid in November 2005.

In connection with our private placement offering, our Chief Executive Officer agreed to defer payment of all accrued but unpaid bonus and salary, as well as any compensation payable to him in excess of $150,000 per year, until December 31, 2005.

Effective June 1, 2003, we entered into an agreement with Astor Capital, Inc., a company in which Jacques Tizabi, our Chief Executive Officer, is the President of and owns a 50% interest and in which Ali Moussavi our Vice President of Global Strategy owns a 50% interest, pursuant to which we have agreed to pay $25,000 per month for investment banking and strategic advisory services as well as a 10% fee for all debt and equity financing raised for us. In connection with our private placement offering in July 2004, we modified this agreement so that the compensation payable to Astor Capital under the agreement is reduced during the period from April 29, 2004, and for nine months thereafter, to an amount not to exceed the sum of $5,000 per month, excluding any fees for placement of securities. Effective September 30, 2004, we terminated this agreement.

During the years ended December 31, 2005 and 2004, we paid Astor Capital, Inc., placement fees in the aggregate amounts of $-0-, $149,073, respectively, in connection with private placements and equity financings for us.

During the years ended December 31, 2005 and 2004, we paid Astor Capital, Inc. $0 and $90,145 in connection with the use of the office space we sublease from it. This amount is equal to the amount Astor Capital paid to its landlord for the pro rata portion of the lease of the office space. Effective November 1, 2004, we entered into an agreement pursuant to which we assumed the lease from Astor. Under that agreement, Astor is obligated to pay $500 per month for the non-exclusive use of certain common areas of the office that Astor subleases from us. As of November 1, 2005 Astor stopped its use of office space including the common areas and, therefore, we became responsible for all the lease payments.

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

3.4 Amended and  Restated  Bylaws of  Registrant  (incorporated  by reference to
Exhibit 3.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 15, 2002).

4.1 Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to
Exhibit 4.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 31, 2005).

4.2 2006 Stock Compensation Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on February 13, 2006).

10.1 Employment Agreement by and between the Company and Jacques Tizabi dated September 25, 2001 (incorporated by reference to Exhibit

10.1 to Registrant's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2002, filed on May 20, 2002).

10.2 Amendment to Employment Agreement of Jacques Tizabi, dated August 23, 2004. (incorporated by reference to Exhibit 10.1 to the Company 's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, filed on November 22,
2004).

10.3 Technology Affiliates Agreement by and between the Company and California Institute of Technology, dated August 6, 2002. (incorporated herein by reference to Exhibit 10.3 to the Company 's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on April 15, 2003).

10.4 Licensing Agreement by and between Universal Detection Technology and California Institute of Technology, dated September 30, 2003 (incorporated by reference to Exhibit 10.4 to the Company 's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2003, filed on November 19, 2003).

10.5 Agreement for Investment Banking and Advisory Services, by and between the Company and Astor Capital, Inc., dated June 1, 2003 (incorporated by reference to Exhibit 10.5 of the Company 's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on March 31, 2004).

10.6 Amendment to Agreement for Investment Banking and Advisory Services with Astor Capital, Inc. dated April 29, 2004 (incorporated by reference to Exhibit
10.1 to the Company 's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2004, filed on August 23, 2004).

10.7 Amendment to Agreement for Investment Banking and Advisory Services with Astor Capital, Inc. dated September 22, 2004 (incorporated by reference to
Exhibit 10.4 to the Company 's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, filed on November 22, 2004).

10.8 Standard Form Office Lease, dated September 2003, between Astor Capital, Inc. and CSDV, a Limited Partnership. (incorporated by reference to Exhibit 10.2 to the Company 's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, filed on November 22, 2004).

10.9 Assumption of Lease Agreement, dated October 14, 2004, between Universal Detection Technology and Astor Capital, Inc. (incorporated by reference to
Exhibit 10.2 to the Company 's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, filed on November 22, 2004).

10.10  Letter  Agreement,  dated  August 10,  2004,  between the Company and IIG
Equity Opportunities Fund Ltd. (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration Statement on Form SB-2, File No. 333-117859, filed with the Securities and Exchange Commission on February 2, 2005).

10.11 Letter Agreement, dated August 10, 2004, between the Company and Target Growth Fund Ltd. (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration Statement on Form SB-2, File No. 333-117859, filed with the Securities and Exchange Commission on February 2,
2005).

10.12 Letter Agreement, dated September 21, 2004 between the Company and JRT Holdings. (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration Statement on Form SB-2, File No. 333-117859, filed with the Securities and Exchange Commission on February 2, 2005).

10.13 Letter Agreement, dated October 1, 2004, between the Company and Ali Moussavi. (incorporated by reference to the exhibit so described in Amendment No. 5 to the Company's Registration Statement on Form SB-2, File No. 333-117859, filed with the Securities and Exchange Commission on February 2, 2005).

10.14 Letter of Engagement dated August 19, 2005, between Trilogy Capital Partners, Inc. and Universal Detection Technology (incorporated by reference to the Company's Current Report on Form 8-K filed on September 28, 2005).

10.15 Form of Stock Purchase Warrant (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on February 14, 2006).

10.16 Stock Purchase Warrant issued to Trilogy Capital Partners (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on February 14, 2006).

10.17 Investment Agreement by and between Universal Detection Technology, a California corporation, and European Equity Group (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on February 14, 2006).

10.18 Form of Consulting Agreement (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on February 14, 2006).

21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Company 's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 31, 2004).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (b) The Company did not file any reports on Form 8-K during the last quarter of the period for which this Annual Report on Form 10-KSB covers.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Audit Committee approved the engagement of AJ. Robbins, PC as our independent auditors for the year ended December 31, 2005. The Committee also has approved the engagement of AJ. Robbins as our independent auditors through the quarter ending September 30, 2006.

AUDIT FEES

The aggregate fees billed by AJ. Robbins, PC for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004, were approximately $66,691 and $91,241, respectively.

AUDIT-RELATED FEES

The aggregate fees billed by AJ. Robbins, PC for assurance and related services rendered by AJ. Robbins that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2005 and 2004, were approximately $0 and $0, respectively.

TAX FEES

The aggregate fees billed by AJ. Robbins, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004, were approximately $9,779 and $3,716 respectively.

ALL OTHER FEES

No other fees were billed by AJ. Robbins, PC for the fiscal years ended December 31, 2005 and 2004.

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

                         UNIVERSAL DETECTION CORPORATION


                                   /s/ Jacques Tizabi
                                   -------------------------------------
                                   Jacques Tizabi
                                   Chief Executive Officer and President


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


NAME                    TITLE                                     DATE

/s/ Jacques Tizabi
--------------------
Jacques Tizabi          President, Chief Executive Officer &      April 21, 2006
                        Acting Chief Financial Officer


/s/ Michael Collins
--------------------
Michael Collins         Director, Secretary                       April 21, 2006



/s/ Matin Emouna
--------------------
Matin Emouna            Director                                  April 21, 2006