Form 10QSB
period 2006-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2006-05-19
CIK 763950

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
of 1934

                  For the quarterly period ended March 31, 2006

|_|   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of

      1934 For the transition period from _____________ to _____________.

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

                                   Copies to:

                               Darrin Ocasio, Esq.
                       Sichenzia Ross Friedman Ference LLP
                     1065 Avenue of the Americas, Suite 2100
                               New York, NY 10018
                            Telephone: (212) 930-9700
                            Facsimile: (212) 930-9725

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 62,841,014 shares issued and outstanding as of May 11, 2006.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                      UNIVERSAL DETECTION TECHNOLOGY INDEX

PART I  FINANCIAL INFORMATION1

ITEM 1. Financial Statements...................................................1

        Consolidated Balance Sheet as of March 31, 2006 (unaudited)............1

        Consolidated Statements of Operations for the three months ended
        March 31, 2006 and March 31, 2005 (unaudited)..........................2


        Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005 (unaudited)....................3

        Notes to Consolidated Financial Statements.............................4

ITEM 2. Management's Discussion and Analysis or Plan of Operation..............8

ITEM 3. Controls and Procedures...............................................25

PART II OTHER INFORMATION.....................................................26

ITEM 1. Legal Proceeding......................................................26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds...........26

ITEM 3. Defaults Upon Senior Securities.......................................27

ITEM 4. Submission of Matters to a Vote of Security Holders...................28

ITEM 5. Other Information.....................................................28

ITEM 6. Exhibits .............................................................29

PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006


                                     ASSETS

    CURRENT ASSETS:
Cash and cash equivalents                                          $     21,351
Certificate of deposit                                                    1,005
Restricted cash                                                          60,358
Accounts Receivable,net                                                  55,507
Installation Inventory in process                                        55,426
Prepaid expenses and other current assets                               408,858
                                                                   ------------

Total current assets                                                    602,505

DEPOSITS                                                                 10,226
EQUIPMENT, NET                                                          100,946
PATENT COSTS                                                             31,022
                                                                   ------------

                                                                   $    744,699
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable, trade                                            $    468,207
Accrued liabilities                                                   1,177,763
Deferred revenue                                                         55,507
Notes payable - related party                                            71,241
Notes payable                                                         1,210,599
Other Liabilities                                                       224,000
Accrued interest expense                                                603,805
                                                                   ------------

Total current liabilities                                             3,811,122

OTHER LIABILITIES - Note Payable Long term                               29,822
                                                                   ------------

Total Liabilities                                                     3,840,944
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 20,000,000 shares
authorized, -0- issued and outstanding                                       --
Common stock, no par value, 480,000,000 shares
authorized, 60,224,136 shares issued and outstanding                 23,665,161
Additional paid-in-capital                                            4,101,605
Accumulated (deficit)                                               (30,863,011)
                                                                   ------------

Total stockholders' equity (deficit)                                 (3,096,245)
                                                                   ------------

Total Liabilities and Stockholders Equity (deficit)                $    744,699
                                                                   ============

     See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the three months ended March 31,
                                                       2006                    2005
                                                   ------------------------------------
REVENUE                                                $         --    $         --
COST OF GOODS SOLD                                               --              --
                                                       ------------    ------------

PROFIT                                                     --              --

                                                       ------------    ------------

OPERATING EXPENSES:
Selling, general and administrative                         636,172         786,032
Marketing                                                   101,300          36,275
Research and development                                      8,250              --
Depreciation                                                  6,182           3,177
                                                       ------------    ------------

Total expenses                                              751,904         825,484
                                                       ------------    ------------

(LOSS) FROM OPERATIONS                                     (751,904)       (825,484)

OTHER INCOME (EXPENSE):
Interest income                                                   4           1,583
Interest expense                                            (57,585)        (35,152)
Amortization of loan fees                                   (16,926)         (1,250)
                                                       ------------    ------------

Net other income (expense)                                  (74,507)        (34,819)
                                                       ------------    ------------

(LOSS) FROM OPERATIONS BEFORE INCOME TAXES                 (826,411)       (860,303)

INCOME TAX EXPENSE                                               --              --
                                                       ------------    ------------

NET (LOSS)                                             $   (826,411)   $   (860,303)
                                                       ============    ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:       $      (0.01)   $      (0.02)
                                                       ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   $ 58,322,418      50,224,107
                                                       ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the three months ended March 31,
                                                                                2006               2005
                                                                       --------------------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                                   $(826,411)        $(860,303)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Stocks and warrants issued for services                                        221,166            32,595
Depreciation                                                                     6,181             3,177
Changes in operating assets and liabilities:
Inventory, Installtion in process                                               (2,566)               --
Accounts receivable                                                            (55,507)          (65,000)
Prepaid expenses                                                               208,115           313,801
Loan receivable                                                                                  (75,000)
Deferred revenue                                                                55,507            65,000
Accounts payable and accrued expenses                                          130,634           100,031
                                                                             ---------         ---------

Net cash (used in) operating activities                                       (262,881)         (485,699)
                                                                             ---------         ---------

CASH FLOWS (TO) FROM INVESTING ACTIVITIES:

Purchase of equipment                                                               --            (5,021)
Investment in certificates of deposit                                               --                --
Redemption of certificates of deposit                                               --           252,340
(Increase)/decrease in restricted cash                                          20,000              (435)
                                                                             ---------         ---------

Net cash provided by investing activities                                       20,000           246,884
                                                                             ---------         ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Bank overdraft                                                                  (1,113)               --
Proceeds from sale of common stock prior to issuance                           125,000            65,737
Payment of offering costs                                                           --            (8,944)
Proceeds from exercise of warrants                                             221,500                --
Payments on Capital Lease                                                       (2,491)               --
Payments on notes payable - related party                                      (54,312)               --
Payments on notes payable                                                      (37,600)          (95,500)
                                                                             ---------         ---------

Net cash provided by (used in) financing activities                            250,984           (38,707)
                                                                             ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             8,103          (277,522)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  13,248           466,971
                                                                             ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  21,351         $ 189,449
                                                                             =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                                                                $   8,878         $      --
                                                                             =========         =========

     See accompanying notes to unaudited consolidated financial statements

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Universal Detection Technology included in Form 10-KSB for the fiscal year ended December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT PLANS AND GOING CONCERN


As of March 31, 2006, the Company had a working capital deficit of $3,208,617 and a accumulated deficit of $30,863,011 These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

The Company plans to continue marketing BSM-2000 to private and government sectors in the US and internationally. Since the beginning of 2006 management has started focusing on various ways to increase the Company's visibility by not only marketing through traditional channels and show casing the Company's products and services but also providing value added services such as training of security personnel and law enforcement staff with the goal of increasing knowledge about bio-terrorism and feasible measure that can be taken to reduce potential casualties and damages.

The Company plans to generate revenues through sale of BSM-2000. The Company also plans to conduct more research and development aimed at developing alternative products using its current technologies as well licensing new technologies that can potentially be commercialized.

STOCK-BASED COMPENSATION

In December 2004 the Financial Accounting Standards Board issued FAS 123-R. FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation ("FAS 123") and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. FAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company has adopted FAS 123-R and will apply its provisions for stock-based compensation awards.

VALUATION OF THE COMPANY'S COMMON STOCK

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Black-Scholes Model to estimate the fair market value.

REVENUE RECOGNITION

      Revenue is recognized once certain obligations after shipment and acceptance of products and devices have occurred. These obligations generally include installation of devices and the training of customer's staff on operation. Title of goods is transferred when the products are shipped from the Company's manufacturers facility and accepted by the purchaser. Income not earned is recorded as deferred revenue.

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

INCOME TAXES

      Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At March 31, 2006, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

NOTE 3 - ACCRUED & OTHER LIABILITIES

      Included in accrued liabilities are payments due in connection with certain loan fees. A total of 300,000 shares are payable to third parties. The total value of the stock on the date of the notes were $58,600.

      Included in other liabilities are payments in stock due for payment of consulting services. A total of 1,100,000 shares are payable to third parties. The total value of the stock on the date of the agreements were $99,000.

      Included in other liabilities is $125,000 received by the company for exercise of warrants, where the stock has not been issued as of March 31, 2006. A total of 833,333 shares are yet to be issued under the warrant agreements.

NOTE 4 - DEFERRED REVENUE

      Deferred Revenue at March 31, 2006 represents income on a unit shipped in March 2006. The company has verbally agreed to install the device and train the customer's staff on the operations of the device. Acceptance of the device will occur once the agreed upon terms have been satisfied.

NOTE 5 - COMMITMENTS AND CONTINGENCIES


a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "Agreement"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006.

b) B. Steven P. Sion and Sion Consulting, Inc. v. Universal Detection Corporation Superior Court of the State of California for the County of Los Angeles, Case No. BC350942

On April 19, 2006, Plaintiffs commenced an action against the Company claiming unspecified damages allegedly resulting from a breach of contract.

c) During 2005, the Company entered into two lease agreements to lease testing equipment. The Company had violated the terms of the lease as the Company sold the equipment in March 31, 2006. In April 2006, the leasing company agreed to remove the sale of equipment as a default of the lease and treat the two leases as one single purchase transaction. Under the forbearance agreement entered into by the two parties, the Company shall pay the outstanding balance plus interest at a rate of 18% in monthly payments of $1,816 until October 15, 2008. The outstanding balance on this note is $44,255 as of March 31, 2006.

NOTE6 - STOCKHOLDERS' EQUITY

      During the three months ended March 31, 2006, the Company issued an aggregate of 450,000 shares of common stock to employees for services rendered to the Company valued at $ 28,000.

      During the three months ended March 31, 2006, certain investors exercised warrants to purchase 1,609,999 shares of common stock for an aggregate amount of $221,500.

During the three months ended March 31, 2006, the Company issued 2,124,771 shares of common stock as payment for consulting services for an aggregate amount of $193,167.

NOTE 7 - RELATED PARTY TRANSACTIONS

      During the three months ended March 31, 2006, the company repaid $430 in outstanding principal and $361 in interest under a promissory note agreement to Jacques Tizabi, its president and chief executive officer.

      During the three months ended March 31, 2006, the company repaid $53,882 of outstanding principal and $4,118 in interest under various promissory note agreements to Ali Moussavi, its vice president of global strategy.

      During April 2006, the company repaid $158 in interest under a promissory note agreement to Jacques Tizbazi, its president and chief operating officer.

      During April 2006, the company repaid $41,109 in principal and $1,909 interest under various promissory note agreements to Ali Moussavi, its vice president of global strategy.

NOTE 8 - SUBSEQUENT EVENTS

      During April 2006, the Company issued an aggregate of 1,602,827 shares of its common stock valued at approximately $50,028 in connection with various consulting and legal services.

      During April and May 2006, the Company issued an aggregate of 526,000 shares of common stock to two employees for services valued at $28,000.

ITEM 2.  PLAN OF OPERATION.

      The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

      The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of the date of our filing, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the Securities and Exchange Commission, which we refer to as the SEC, after the date of the filing of this report at SEC's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

OVERVIEW

      We are engaged in the research and development of bio-terrorism detection devices. Our strategy is to identify qualified strategic partners with whom to collaborate in order to develop commercially viable bio-terrorism detection devices. Consistent with this strategy, in August 2002, we entered into a Technology Affiliates Agreement with the NASA Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bio-terrorism detection equipment. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product which initially we referred to as the Anthrax Smoke Detector but has been renamed BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax.

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

      We are engaged in discussions with Rutgers University to perform our field-testing. The Center for Advanced Infrastructure and Transportation at Rutgers University, which we refer to as CAIT, was given an initial (Phase I) grant from the National Science Foundation to conduct a preliminary study on methods to protect the nation's transportation infrastructure against a potential airborne biological attack. Rutgers identified us as a partner in this project. Rutgers has applied for a Phase II grant from the National Science Foundation. Initially, CAIT's commitment to engage in field-testing of BSM-2000 was contingent on receipt of the Phase II grant. However, CAIT recently agreed to conduct field-testing of BSM-2000 at a facility it chooses regardless of whether it receives the Phase II grant from the National Science Foundation. We expect to see progress on this front with Rutgers in 2006.


      We plan to continue to market and make available for sale the current version of our BSM-2000 while we engage in field-testing. We expect to offer for sale the existing version of our detection device at a price range of $75,000 to $100,000 per device. However, depending upon market acceptance, our costs of production, the timeliness that we receive orders, and additional factors, our price range may increase or decrease. In addition, we may offer successive versions of our device, if any, at an increased or decreased price point depending upon the features, performance and other relevant factors of the particular version.

      We have chosen Horiba Jobin Yvon, a company based in Edison, New Jersey as our manufacturer of choice for the production of the spectrometers that are used within our device. In addition, Met One Instruments, a company based in Tacoma, Washington has agreed to collaborate with us during the field testing of the BSM-2000 to use the results of that testing in the production of the air samplers, which are used to gather samples on the filter tape. Upon completion of our testing, Met One Instruments also has agreed to collaborate with Horiba Jobin Yvon and Horiba Jobin Yvon has agreed to obtain technical information from Met One Instruments in order for Horiba Jobin Yvon to manufacture the entire device including the spectrometer and the air sampler.

      In February 2006, we entered into a marketing and sales agreement with Security Solutions International (SSI), pursuant to which SSI will market BSM-2000 in the United States. SSI provides training for law enforcement and anti terrorism forces and has agreed to feature BSM-2000 in their seminars and conferences. We had previously entered into an agreement with SSI for marketing of the BSM-2000 in Central and South America. In February 2006, we co-hosted a training session with SSI regarding the protection of government and privately owned buildings; the event was attended by law-enforcement and building security personnel. To date, we have not realized any leads or sales as a result of SSI's efforts and cannot guarantee that we will realize any sales through SSI soon, or at all.

      In April 2006, in conjunction with SSI, we conducted a training session on "Intelligence Gathering and Terrorist Activities" at the Institute for Criminal Studies at the Broward Sheriff's office in Fort Lauderdale, Florida. Our officials provided an overview on terrorism with weapons of mass destruction, their consequences and steps on how communities can be more alert and vigilant about possible biological, chemical, and nuclear attacks. While chemical and nuclear warfare are not our core competencies, the protocols used for pre and post event planning are very similar to those used in the event of a biological attack or any event that can cause mass casualties.

      In March 2006, we entered into an agreement with Michael Stapleton Associates (MSA). MSA is based in New York and provides technologies and solutions for explosive detection and real time monitoring of various facilities. Pursuant to the agreement, we are planning to conduct feasibility studies regarding the potential integration of BSM-2000 into MSA's monitoring and screening solutions and technologies. To date, we have not conducted any studies under this agreement and any collaboration with MSA in the future will be contingent upon us being able to raise the necessary funds and successfully design and implement the software and hardware needed for integration of BSM-2000 in MSA's solutions.

      In March 2006, we received a firm order from a government of a Western European country for two units of UDTT's BSM-2000 Anthrax Detection Systems. We have shipped the first unit and payment for this first unit has been received. Due to confidentiality of the purchase order, we are unable to release the specific use and the name of the government that has made the purchase.

      In April 2006, we engaged Joseph Breen and Associates to prepare and submit an application for a contract under the US General Services Administration (GSA) schedule. The contract is aimed to enable US government agencies to purchase Universal Detection Technology's technology and services. The U.S. GSA is a federal management and procurement agency that provides products and services to the U.S. government.

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

      During the three months ended March 31, 2006 we spent an aggregate of $737,472 on selling, general and administrative expenses and marketing expenses. This amount represents a 10.3% decrease over the comparable year-ago period. The decrease is principally attributable to a decrease in operating costs.

LIQUIDITY AND CAPITAL RESOURCES

      On April 29, 2004, we commenced a private offering of our securities. In this private placement, we sold $3.0 million of Units. The offering was made solely to accredited investors through Meyers Associates, L.P., a registered broker dealer firm. Each Unit consists of one share of common stock and a Class A Warrant and a Class B Warrant. The offering price per Unit was $0.50. Both the Class A and Class B Warrants are exercisable by the holder at any time up to the expiration date of the warrant, which is five years from the date of issuance. In the aggregate, the investors purchased 6,000,000 shares of common stock, Class A Warrants to purchase 3,000,000 shares of common stock at $0.50 per share and Class B Warrants to purchase 3,000,000 shares of common stock at $0.70 per share. Meyers received a sales commission equal to 10% of the gross proceeds and payment of 3% of the gross proceeds for a non-accountable expense allowance for an aggregate payment of $403,140. Meyers and its agents also received Class A Warrants to purchase an aggregate of 2,400,000 shares of common stock as consideration for their services as placement agent. In connection with the private placement, we also entered into a consulting agreement with Meyers for an 18 month term, whereby Meyers will provide us consulting services related to corporate finance and other financial service matters and will receive $7,500 per month, as well as Class A Warrants to purchase 1,200,000 shares of our common stock. During the first quarter of 2006, we entered into an agreement with 66 of our warrant holders, holding a total of 6,122,470 Company warrants, to exchange their warrants with new ones with an exercise price of $0.15. The exchanged warrants were subsequently issued to new investors. As of March 31, 2006, we have received notices exercise notices for all 6,122,470 outstanding warrants from the new investors, of which 1,609,999 had been exercised for $221,500 in proceeds.

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


      Our working capital deficit at March 31, 2006, was $ 3,208,617 . Our independent auditors' report, dated March 29, 2006, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2005. We require approximately $1.3 million to repay indebtedness in the next 12 months. As a condition to completing our private placement in July 2004, we agreed not to use any of the proceeds to repay debt outstanding at the time of the closing of the offering, or to pay accrued but unpaid salary to our Chief Executive Officer, or our monthly consulting fee under our Agreement for Investment Banking and Advisory Services with Astor Capital, Inc. This agreement was terminated effective September 30, 2004. As of March 31, 2006, we owed our Chief Executive Officer $678,161 of accrued but unpaid salary under his employment agreement. The following provides the principal terms of our outstanding debt as of March 31, 2006:,


o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make scheduled payments and are in default of these notes.

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2006, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of March 31, 2006 we owed $22,073 in interest on this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2006 there was $ 74,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of March 31, 2006 we owed $14,336 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $200,000, due on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of March 31, 2006 we owed $208,500 in interest on this note.

o Two loans from an unaffiliated party evidenced by two promissory notes in the aggregate principal amount of $57,526, due September 10, 2002, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of March 31, 2006, we owed $22,141 in interest on these notes.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on May 10, 2003, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of March 31, 2006 we owed $39,696 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on the extended due date of June 30, 2002, and further verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of March 31, 2006 we owed $44,563 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 10, 2005, and further verbally extended to a date to be mutually agreed upon by the parties, with an interest rate of 12% per annum. As of March 31, 2006, we owed $ 5,500 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 31, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. As of March 31, 2006, we owed $ 5,500 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 31, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 15% per annum. As of March 31, 2006, we owed $ 3,750 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 31, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. As of March 31, 2006, we owed $ 3,000 in interest on this note.

o Two loans from an affiliated party evidenced by promissory notes in the aggregate principal amount of $7,153 at interest rates of 12% and 28.5%. At March 31, 2006 there was $6,723 in principal amount remain on these notes. At March 31, 2006 we owed $429 in interest on these notes.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on October 30, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. We agreed to issue 100,000 shares of common stock to the noteholder as additional consideration for extending credit to us. The shares have not been issued. As of March 31, 2006 we owed $2,100 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 15, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. We agreed to issue 50,000 shares of common stock to the noteholder as additional consideration for extending credit to us. The shares have not been issued. As of March 31, 2006 we owed $4,500 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on December 31, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. We agreed to issue 50,000 shares of common stock to the noteholder as additional consideration for extending credit to us. The shares have not yet been issued. As of March 31, 2006, there was $2,400 in principal amount remaining on this note.

o Four loans from an affiliated party evidenced by promissory notes in the aggregate principal amounts of $115,000 all due on or before December 31, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with interest rates from 12% to 12.5%. As of March 31, 2006 there was $62,018 in principal amount remaining on this note. As of March 31, 2006 we owed $1,907 in interest on these notes.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on November 13, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. We agreed to issue 200,000 shares of common stock to the noteholder as additional consideration for extending credit to us. The shares have not yet been issued. As of March 31, 2006, we owed $4,050 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on December 28, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12.5% per annum. We agreed to issue 20,000 shares of common stock to the noteholder as additional consideration for extending credit to us. The shares have not yet been issued. As of March 31, 2006, we owed $600 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. We agreed to issue warrants to purchase 250,000 shares of common stock to the noteholder as additional consideration for extending credit to us. As of March 31, 2006, we owed $1,500 in interest on this note.


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

      Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. During 2005, management spent the substantial majority of its time negotiating contracts for the installation of the BSM-2000 in target markets and developing its marketing and sales plan. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the more recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a price it believes to be fair to the Company. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

      On October 7, 2005, the Company executed a promissory note in the aggregate principal amount of $80,000 payable to Ali Moussavi, our Vice President of Global Strategy. The promissory note bears interest of 12% per annum and is due on October 31, 2005. The maturity date of the note was verbally extended to a date to be mutually agreed upon by the parties. We have repaid $58,000 in principal and interest on this note.

      On October 17, 2005, the Company executed a promissory note in the aggregate principal amount of $5,000 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 28.8% per annum and is due in 60 monthly installments of $158 or is due in full when the Company has an aggregate cash balance of $100,000 or more. During February 2006 the note became due but has yet to be repaid in full. The maturity date of the note was verbally extended to a date to be mutually agreed upon by the parties. We have repaid $791 in principal and interest on this note.

      On October 21, 2005, the Company executed a promissory note in the aggregate principal amount of $16,000 payable to Ali Moussavi, our Vice President of Global Strategy. The promissory note bears interest of 12.5% per annum and is due on December 21, 2005. The maturity date of the note was verbally extended to a date to be mutually agreed upon by the parties.

      On November 14, 2005, the Company executed a promissory note in the aggregate principal amount of $9,000 payable to Ali Moussavi, our Vice President of Global Strategy. The promissory note bears interest of 12.5% per annum and is due on December 4, 2005. The maturity date of the note was verbally extended to a date to be mutually agreed upon by the parties.

      On December 1, 2005, the Company executed a promissory note in the aggregate principal amount of $900 payable to Ali Moussavi, our Vice President of Global Strategy. The promissory note bears interest of 12% per annum and is due on March 10, 2006. The note was repaid with interest in full.

      On March 9, 2006, the Company executed a promissory note in the aggregate principal amount of $7,000 payable to Nima Montazeri, our Vice President of Strategic Development. The promissory note does not bear interest. The note was repaid on March 13, 2006.


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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

      Our independent auditors' report, dated March 29, 2006, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2005. We have experienced operating losses since the date of the auditors' report and in prior years. Our auditor's opinion may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT ON A PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

      If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at March 31, 2006 we are in default on a portion of our debt totaling approximately $331,000, excluding accumulated interest of approximately $ 256,000. Since March 31, 2006 we have defaulted on additional debt obligations. In the aggregate, as of March 31, 2006, we have approximately $1.9 million in debt obligations, including interest, owing within the next 12 months. We currently have verbal extensions with respect to approximately $970,000 of the aggregate debt obligations to a date to be mutually agreed upon by us and each of the respective noteholders. We cannot assure you that any of these noteholders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2006.

      We do not anticipate material sales of the BSM-2000 until after we complete all testing and modifications, which is contingent principally upon receipt of adequate funding and our ability to continue to form collaborative arrangements with qualified third parties to engage in that testing at nominal cost to us. We have not been profitable in the past years and had an accumulated deficit of approximately $ 30.9 million at March 31, 2006. During the three months ended March 31, 2006, and the fiscal years ended December 31, 2005 and 2004, we have experienced losses of $0.8 million, $_3.5million and $5.8 million, respectively. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2006.

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

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

      If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of March 31, 2006, we had outstanding options and warrants to purchase a total of 21,341,667 shares of common stock. Of these options and warrants, 21,091,667 are at or above the recent market price of $0.07 per share and 250,000 have exercise prices at or below this price. The weighted average exercise price for these outstanding options and warrants is $0.30 .

WE USE A SIGNIFICANT PORTION OF OUR CASH ON HAND AND STOCK TO PAY CONSULTING FEES. WE MAY NOT RECEIVE THE BENEFIT WE EXPECT FROM THESE CONSULTANTS.

      The consultants that we hire may not provide us with the level of services, and consequently, the operating results, we anticipate. We spent approximately $0.3 million and $1.0__ million in consulting fees during the three months ended March 31, 2006, and the year ended December 31, 2005, respectively, and utilized approximately 10 consultants during this period. The consultants we engage provide us with a variety of services.

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

o to alleviate health or safety needs which are not reasonably satisfied by us or our sublicenses;

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

THE BACTERIAL SPORE DETECTION TECHNOLOGY IS LICENSED TO US BY CALTECH. IF OUR LICENSE TERMINATES, OUR FUTURE PROSPECTS WOULD BE HARMED.


The loss of our technology license would require us to cease operations until we identify, license and integrate into our product another technology, if available. If we fail to fulfill any payment obligation under the terms of the license agreement or materially breach the agreement, Caltech may terminate the license. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. A minimum annual royalty of $10,000 was due and paid to CalTech on August 1, 2005 .


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

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "Agreement"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006.

B. Steven P. Sion and Sion Consulting, Inc. v. Universal Detection Corporation Superior Court of the State of California for the County of Los Angeles, Case No. BC350942

On April 19, 2006, Plaintiffs commenced an action against the Company claiming unspecified damages allegedly resulting from a breach of contract.



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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      During the first quarter of fiscal 2006, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

      o During the first quarter of fiscal 2006, we issued an aggregate of 2,124,771 shares of common stock to third parties as payment of outstanding obligations for services rendered to us valued at $193,167.

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

      o During the first quarter of 2006, we issued 1,609,999 shares of common stock for the exercise of warrants and received proceeds of approximately $221,500.

      o In March 2006, we issued 1,409,756 shares of common stock to various consultants that were valued at approximately $126,000.

      o In March 2006, we issued 234,000 shares of common stock to employees for services that were valued at approximately $14,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June
            24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make scheduled payments and are in default of these notes.

      o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2006, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of March 31, 2006 we owed $22,073 in interest on this note.

      o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2006 there was $ 74,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of March 31, 2006 we owed $14,336 in interest on this note.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.


EXHIBITS.

      (a)   Exhibits.

            31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNIVERSAL DETECTION TECHNOLOGY



Date: May 19, 2006                  /s/Jacques Tizabi
                                    ---------------------------------------
                                    By:  Jacques Tizabi
                                    Its: President, Chief Executive Officer
                                         and Chairman of the Board

                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)