Form 10QSB
period 2006-06-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2006-08-18
CIK 763950

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

                  For the quarterly period ended June 30, 2006

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

                                 Yes |_| No |X|

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value,
         88,103,956 shares issued and outstanding as of August 16, 2006.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                      UNIVERSAL DETECTION TECHNOLOGY INDEX

PART I  FINANCIAL INFORMATION1
ITEM 1. Financial Statements...................................................1

        Consolidated Balance Sheet as of June 30, 2006 (unaudited).............1

        Consolidated Statements of Operations for the three months ended
        June 30, 2006 and June 30, 2005 (unaudited)............................2

       Consolidated Statements of Operations for the six months ended
        June 30, 2006 and June 30, 2005 (unaudited)............................3

        Consolidated Statements of Cash Flows for the six months
        ended June 30, 2006 and June 30, 2005 (unaudited)......................4

        Notes to Consolidated Financial Statements.............................5

ITEM 2. Management's Discussion and Analysis or Plan of Operation.............12

ITEM 3. Controls and Procedures...............................................26

PART II OTHER INFORMATION.....................................................27

ITEM 1. Legal Proceedings.....................................................27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds...........27

ITEM 3. Defaults Upon Senior Securities.......................................28

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

ITEM 6. Exhibits .............................................................29

PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $      2,707
Certificate of deposit                                                    1,005
Restricted cash                                                          60,772
Accounts Receivable,net                                                     500
Stock subscription receivable                                            10,000
Installation Inventory in process                                        70,358
Prepaid expenses and other current assets                               427,802
                                                                   ------------

Total current assets                                                    573,144

DEPOSITS                                                                 10,226
EQUIPMENT, NET                                                           94,764
PATENT COSTS                                                             31,022
                                                                   ------------

                                                                   $    709,156
                                                                   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable, trade                                            $    546,447
Accrued liabilities                                                   1,263,437
Deferred revenue                                                         55,507
Notes payable - related party                                             2,500
Notes payable                                                           964,611
Accrued interest expense                                                375,771
                                                                   ------------

Total current liabilities                                             3,208,273

OTHER LIABILITIES - Note Payable Long term                               25,872
                                                                   ------------

Total Liabilities                                                     3,234,145
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 20,000,000 shares
authorized, -0- issued and outstanding                                       --
Common stock, no par value, 480,000,000 shares
authorized, 79,011,843 shares issued and outstanding                 24,911,787
Additional paid-in-capital                                            4,101,605
Accumulated (deficit)                                               (31,538,381)
                                                                   ------------

Total stockholders' equity (deficit)                                 (2,524,989)
                                                                   ------------

Total Liabilities and Stockholders Equity (deficit)                $    709,156
                                                                   ============


See accompanying notes to unaudited consolidated financial statements.

            UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the three months ended June 30,
                                                             2006                 2005
                                                       --------------------------------------
REVENUE                                                $             500    $              --
COST OF GOODS SOLD                                                    --                   --
                                                       -----------------    -----------------

GROSS PROFIT                                                         500                   --
                                                       -----------------    -----------------

OPERATING EXPENSES:
Selling, general and administrative                              539,733              740,161
Marketing                                                         51,725               47,039
Research and development                                           9,578                   --
Depreciation                                                       6,181                6,002
                                                       -----------------    -----------------

Total expenses                                                   607,217              793,202
                                                       -----------------    -----------------

(LOSS) FROM OPERATIONS                                          (606,717)            (793,202)

OTHER INCOME (EXPENSE):
Interest income                                                      419                  849
Interest expense                                                 (69,073)             (37,618)
Amortization of loan fees                                             --               (6,250)
                                                       -----------------    -----------------

Net other income (expense)                                       (68,654)             (43,019)
                                                       -----------------    -----------------

(LOSS) FROM OPERATIONS BEFORE INCOME TAXES                      (675,371)            (836,221)

INCOME TAX EXPENSE                                                    --                   --
                                                       --------------------------------------

NET (LOSS)                                             $        (675,371)   $        (836,221)
                                                       =================    =================

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:       $           (0.01)   $           (0.02)
                                                       =================    =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          65,256,403           50,938,597
                                                       =================    =================


                                       2
See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the six months ended June 30,
                                                             2006                  2005
                                                       --------------------------------------
REVENUE                                                $             500    $              --
COST OF GOODS SOLD                                                    --                   --
                                                       -----------------    -----------------

GROSS PROFIT                                                         500                   --
                                                       -----------------    -----------------

OPERATING EXPENSES:
Selling, general and administrative                            1,175,905            1,526,193
Marketing                                                        153,025               83,314
Research and development                                          17,828                   --
Depreciation                                                      12,363                9,179
                                                       -----------------    -----------------

Total expenses                                                 1,359,121            1,618,686
                                                       -----------------    -----------------

(LOSS) FROM OPERATIONS                                        (1,358,621)          (1,618,686)

OTHER INCOME (EXPENSE):
Interest income                                                      423                2,432
Interest expense                                                (126,658)             (72,770)
Amortization of loan fees                                        (16,926)              (7,500)
                                                       -----------------    -----------------

Net other income (expense)                                      (143,161)             (77,838)
                                                       -----------------    -----------------

(LOSS) FROM OPERATIONS BEFORE INCOME TAXES                    (1,501,782)          (1,696,524)

INCOME TAX EXPENSE                                                    --                   --
                                                       --------------------------------------

NET (LOSS)                                             $      (1,501,782)   $      (1,696,524)
                                                       =================    =================

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:       $           (0.02)   $           (0.03)
                                                       =================    =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          61,396,944           50,760,123
                                                       =================    =================


                                       3
See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the six months ended June 30,
                                                                   2006                2005
                                                            -----------------    -----------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                  $      (1,501,782)   $      (1,696,524)
Adjustments to reconcile net (loss) to net cash (used in)
operations:
Stocks and warrants issued for services                               624,930               75,595
Depreciation                                                           12,363                9,179
Changes in operating assets and liabilities:
Inventory, Installation in process                                    (17,498)                  --
Accounts receivable                                                      (500)             (65,000)
Prepaid expenses                                                       90,171              622,602
Deferred revenue                                                       55,507               65,000
Accounts payable and accrued expenses                                 351,678              213,849
                                                            -----------------    -----------------

Net cash (used in) operating activities                              (385,131)            (775,299)
                                                            -----------------    -----------------

CASH FLOWS (TO) FROM INVESTING ACTIVITIES:

Purchase of equipment                                                      --              (16,885)
Redemption of certificates of deposit                                      --              252,340
(Increase)/decrease in restricted cash                                 19,586                 (996)
                                                            -----------------    -----------------

Net cash provided by investing activities                              19,586              234,459
                                                            -----------------    -----------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Bank overdraft                                                             60                   --
Proceeds from exercise of options                                          --                9,500
Proceeds from sale of common stock                                    124,000               95,973
Payment of offering costs                                                  --              (20,587)
Proceeds from exercise of warrants                                    346,500                   --
Advances from related party                                             8,319               18,000
Advances on notes payable                                              50,000              160,000
Payments on Capital Lease                                              (2,491)                  --
Payments on notes payable - related party                            (131,372)                  --
Payments on notes payable                                             (40,012)            (154,000)
                                                            -----------------    -----------------

Net cash provided by (used in) financing activities                   355,004              108,886
                                                            -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (10,541)            (431,954)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         13,248              466,971
                                                            -----------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $           2,707    $          35,017
                                                            =================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                                               $          18,432    $              --
                                                            =================    =================


                                       4
See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT PLANS AND GOING CONCERN

As of June 30, 2006, the Company had a working capital deficit of $2,635,129 and an accumulated deficit of $31,538,381. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its effort to raising capital, and to the development, field-testing and marketing of its bio-terrorism detection device, known as BSM-2000. The Company entered into a technology affiliates agreement and a license agreement. The Company unveiled the first functional prototype of its BSM-2000 in May 2004. Although the Company continues to engage in testing of BSM-2000 to improve its functionality, BSM-2000 is currently available for sale.

The Company plans to continue marketing BSM-2000 to private and government sectors in the US and internationally. Since the beginning of 2006 management has started focusing on various ways to increase the Company's visibility by not only marketing through traditional channels and showcasing the Company's products and services but also providing value added services such as training of security personnel and law enforcement staff with the goal of increasing knowledge about bio-terrorism and feasible measures that can be taken to reduce potential casualties and damages.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

The Company plans to generate revenues through sales of BSM-2000. The Company also plans to conduct more research and development aimed at developing alternative products using its current technologies as well as licensing new technologies that can potentially be commercialized.

In February 2006, the Company entered into an investment agreement whereby an investor shall invest up to ten million dollars to purchase the Company's stock until January 2009. Under the agreement, the Company may order the investor to purchase a limited number of shares based on recent trading price and volume. As of June 30, 2006, 7,267,936 shares have been issued for an aggregate price of $165,991. The Company received $124,000 of the proceeds during the second quarter of 2006 and $10,000 in July 2006. The remaining $31,991 was used to pay off an outstanding note payable with accrued interest in the second quarter of 2006. The note was paid directly by the investor.

In June 2006, the Company registered 25,000,000 shares of its common stock for future issuances in an S-8. As of June 30, 2006 none of these shares had been issued.

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

REVENUE RECOGNITION

      Product revenue is recognized once certain obligations after shipment and acceptance of products and devices have occurred. These obligations generally include installation of devices and the training of customer's staff on operation. Title of goods is transferred when the products are shipped from the Company's facility and accepted by the purchaser. Income not earned is recorded as deferred revenue.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

      Service revenue, including event security, is recognized when services are preformed.

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

EARNINGS PER SHARE

      The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the, numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive.

INCOME TAXES

      Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At June 30, 2006, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

RECLASSIFICATION

Certain amounts in the prior quarter's financial statements have been reclassified for comparative purposes to conform to the presentation in the current periods financial statements.


NOTE 3 - INSTALLATION INVENTORY IN PROCESS

Installation inventory in process represents costs capitalized in connection with the Company's installation of a unit shipped in March 2006 and a second unit prepared to be shipped in September 2006. The Company plans to install both units in September 2006.

NOTE 4 - ACCRUED LIABILITIES

Included in accrued liabilities are payments due in connection with certain loan fees. A total of 300,000 shares are payable to third parties. The total value of the stock on the date of the notes were $68,600.

NOTE 5 - NOTES PAYABLE

During the second quarter of 2006, certain investors exercised warrants to purchase 3,679,138 shares of common stock for an aggregate of $551,871. The proceeds were paid directly by the investors to satisfy $275,000 outstanding notes payable of the company and $276,871 in interest.

During the second quarter of 2006, an investor purchased 1,669,851 shares of common stock as required under an investment agreement for the aggregate amount of $31,991. The proceeds were paid directly by the investor to satisfy $22,526 in notes payable of the company and $9,465 in interest.

NOTE 6 - DEFERRED REVENUE

      Deferred Revenue at June 30, 2006 represents income on a unit shipped in March 2006. The company has verbally agreed to install the device and train the customer's staff on the operations of the device in September 2006. Acceptance of the device will occur once the agreed upon terms have been satisfied.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

      The company intends to have a second unit completed and shipped in September 2006.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "Agreement"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. The Company has previously accrued for this settlement.

b) Steven P. Sion and Sion Consulting, Inc. v. Universal Detection Technology Corporation, et. Al. Superior Court of the State of California for the County of Los Angeles, Case NO. BC350942

On April 19, 2006, Plaintiffs Steven P Sion and Sion Consulting, Inc., a Nevada corporation, instituted an action in the Los Angeles Superior Court (Central District Case No. BC350942) against Defendants Universal Detection Technology Corporation, Albert E. Gooselin, Jr., Roy Peterson, Greg Edwards, Bombay Consortium, Inc., Howard Sperling, Assisted Care, Inc. As to Universal Detection, Plaintiffs alleged claims for: (1) Breach of Contract; (2) Fraud, (3) Negligent Misrepresentation; and (4) Conspiracy in relation to the sale of Dasibi Environmental Corp. Plaintiffs seeks an unspecified amount of compensatory, general and punitive damages against all Defendants. On July 17, 2006, Universal Detection timely filed an Answer to the Complaint. Universal Detection strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, no trial date has been set. While Universal Detection disputes these allegations, the Company cannot control the outcome of the case or what damages, if any, will result.

c) During 2005, the Company entered into two lease agreements to lease testing equipment. The Company had violated the terms of the lease as the Company sold the equipment in March 2006. In April 2006, the leasing company agreed to remove the sale of equipment as a default of the lease and treat the two leases as one single purchase transaction. Under the forebearance agreement entered into by the two parties, the Company shall pay the outstanding balance plus interest at a rate of 18% in monthly payments of $1,816 until October 15, 2008. The outstanding balance on this note is $41,843 as of June 30, 2006.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 8 - STOCKHOLDERS' EQUITY

      During the three months ended March 31, 2006, the Company issued an aggregate of 450,000 shares of common stock to employees for services rendered to the Company valued at $ 28,000 .

      During the three months ended March 31, 2006, certain investors exercised warrants to purchase 1,609,999 shares of common stock for an aggregate amount of $221,500.

      During the three months ended March 31, 2006, the Company issued 2,124,771 shares of common stock as payment for consulting services for an aggregate amount of $193,167.

      During the three months ended June 30, 2006, the Company issued an aggregate of 1,497,949 shares of common stock to employees for services rendered to the Company value at $59,078.

      During the three months ended June 30, 2006, certain investors exercised warrants to purchase 4,512,471 shares of common stock for an aggregate amount of $676,871. The Company received $125,000 of the proceeds during the second quarter of 2006. The remaining $551,871 was used to pay off outstanding notes payable of 275,000 and accrued interest of $276,871. The notes were paid directly by the investors.

      During the three months ended June 30, 2006 the Company issued an aggregate of 5,509,351 shares of common stock as payment for consulting services for an aggregate amount of $344,685.

      During the three months ended June 30, 2006, an investor purchased 7,267,936 shares of common stock as required under an investment agreement for an aggregate amount of $165,991. The Company received $124,000 of the proceeds during the second quarter of 2006 and collected the stock subscription receivable of $10,000 during July 2006. The remaining $31,991 was used to pay off an outstanding note payable with interest. The note was paid directly by the investor.

NOTE 9 - RELATED PARTY TRANSACTIONS

      During the three months ended March 31, 2006, the company repaid $430 in outstanding principal and $361 in interest under a promissory note agreement to Jacques Tizabi, its president and chief executive officer.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

      During the three months ended March 31, 2006, the company repaid $53,882 of outstanding principal and $4,118 in interest under various promissory note agreements to Ali Moussavi, its vice president of global strategy.

      During the three months ended June 30, 2006 the company borrowed $8,319 and repaid $15,042 in outstanding principal and $1,158 in interest under various promissory note agreements to Jacques Tizabi, its president and chief executive officer.

      During the three months ended June 30, 2006, the company repaid $62,018 of outstanding principal and $5,896 in interest under various promissory note agreements to Ali Moussavi, its vice president of global strategy.

      During July 2006, the company borrowed $3,100 under a promissory note agreement with 12.5% to Jacques Tizabi, its president and chief executive officer. The amount was paid back with interest of $5 on July 18, 2006.


NOTE 10 - SUBSEQUENT EVENTS

      During July 2006, the Company issued an aggregate of 2,000,000 shares of its common stock valued at approximately $40,200 in connection with services.

      During July and August 2006, the Company issued an aggregate of 3,936,762 shares of common stock to three employees for services valued at approximately $62,200.

      During July 2006, an investor purchased 2,962,132 shares of common stock as required under an investment agreement for an aggregate amount of $50,000.

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

OVERVIEW

      We are engaged in the research and development of bio-terrorism detection devices. Our strategy is to identify qualified strategic partners with whom to collaborate in order to develop commercially viable bio terrorism detection devices. Consistent with this strategy, in August 2002, we entered into a Technology Affiliates Agreement with the NASA Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bio-terrorism detection equipment. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product named BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax.

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

      We are engaged in discussions with Rutgers University to perform our field-testing. The Center for Advanced Infrastructure and Transportation at Rutgers University, which we refer to as CAIT, was given an initial (Phase I) grant from the National Science Foundation to conduct a preliminary study on methods to protect the nation's transportation infrastructure against a potential airborne biological attack. Rutgers identified us as a partner in this project. Rutgers has applied for a Phase II grant from the National Science Foundation. Initially, CAIT's commitment to engage in field-testing of BSM-2000 was contingent on receipt of the Phase II grant. Later, CAIT agreed to conduct field-testing of BSM-2000 at a facility it chooses regardless of whether it receives the Phase II grant from the National Science Foundation. Some time has passed and CAIT has not given us any guidance on if or when such testing will take place and the Company is pursuing alternatives for testing.

      We plan to continue to market and make available for sale the current version of our BSM-2000 while we engage in field-testing. No Such locations or time or testing parameters have yet been set.

      In the second quarter of 2006, we updated our price list for BSM-2000. In evaluating the market demand for our product, BSM-2000, we retained the services of outside consultants, Joseph Breen Associates. Our new set price for BSM-2000 is $109,000. We also constructed two separate customer accounts called National and Key accounts. A Key account represents small to medium customers and resellers of BSM-2000 who purchase or intend to purchase a minimum of 3 to 5 units of BSM-2000 annually. This category of customers receives a 10% discount from list prices. A National account represents medium to large customers and resellers of BSM-2000 who purchase or intend to purchase more than 5 units of BSM-2000 annually. This category of customers receives a 20% discount from list prices. As such Key account and National account customers can purchase BSM-2000 for $98,000 and $87,000 per unit respectively.

      We have chosen Horiba Jobin Yvon, a company based in Edison, New Jersey as our manufacturer of choice for the production of the spectrometers that are used within our device. In addition, Met One Instruments, a company based in Tacoma, Washington has agreed to collaborate with us for manufacturing the mechanical component and the air sampler used in BSM-2000. Upon completion of our testing, Met One Instruments also has agreed to collaborate with Horiba Jobin Yvon and Horiba Jobin Yvon has agreed to obtain technical information from Met One Instruments in order for Horiba Jobin Yvon to manufacture the entire device including the spectrometer and the air sampler. We may decide to use services of other manufacturers in the future.

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

      In April 2006, in conjunction with SSI, we conducted a training session on "Intelligence Gathering and Terrorist Activities" at the Institute for Criminal Studies at the Broward Sheriff's office in Fort Lauderdale, Florida. Our speakers provided an overview on terrorism with weapons of mass destruction, their consequences and steps on how communities can be more alert and vigilant about possible biological, chemical, and nuclear attacks. While chemical and nuclear warfare are not our core competencies, the protocols used for pre and post event planning are very similar to those used in the event of a biological attack or any event that can cause mass casualties. We maintain close relationships with SSI and hope to collaborate on more training or marketing projects with them in the future. We cannot guarantee that our efforts and collaborations with SSI will lead to any sales of our products, our partners' products, our consulting services, or any other one of our services. To date we have not recognized any revenues as a result of our partnerships with SSI.

      In March 2006, we entered into an agreement with Michael Stapleton Associates (MSA). MSA is based in New York and provides technologies and solutions for explosive detection and real time monitoring of various facilities. Pursuant to the agreement, we are planning to conduct feasibility studies regarding the potential integration of BSM-2000 into MSA's monitoring and screening solutions and technologies. To date, we have not conducted any studies under this agreement and any collaboration with MSA in the future will be contingent upon us being able to raise the necessary funds and successfully design and implement the software and hardware needed for integration of BSM-2000 in MSA's solutions. Thus far, no feasibility studies have taken place and MSA has not given any assurances as to if or when such studies would take place.

      In March 2006, we received a firm order from a government of a Western European country for two units of UDTT's BSM-2000 Anthrax Detection Systems. We have shipped the first unit and payment for this first unit has been received. Due to confidentiality of the purchase order, we are unable to release the specific use and the name of the government that has made the purchase. The second unit related to this purchase order is presently undergoing final stages of manufacturing and we expect to ship it within the next two months. We have not recognized any monies from the sale of the second unit, which has not yet been shipped. According to the terms of the purchase order from the purchasing government the Company was obligated to ship the second unit before the end of April 2006. As such, we are more than 3 months late in the delivery of the second unit. Although we have informed the purchasing government of the delay and have not received any indications that the purchasing government intends to cancel or alter the purchase order due to our delays, there is no guarantee that the purchase order will be fully executed once the second unit is fully manufactured.

      In April 2006, we engaged Joseph Breen and Associates to prepare and submit an application for a contract under the US General Services Administration (GSA) schedule. The contract is aimed to enable US government agencies to purchase Universal Detection Technology's technology and services. The U.S. GSA is a federal management and procurement agency that provides products and services to the U.S. government. The Company has been informed by Joseph Breen and Associates that the application for a contract under the US GSA schedule has been submitted and that. To date, the Company is still to hear from the GSA about the granting of a contract. There is presently no guarantee that the Company will be awarded a contract under the GSA schedule.

      In May 2006, Joseph Breen & Associates informed the Company that it has started talks with the Pentagon regarding BSM-2000 and its potential for the US government. The Company has not presented its products and services to any representatives from the Pentagon and there is presently no guarantee that the Company will present or sell its solutions to Pentagon at any time in the future.

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

      In June 2006 the Company hired a part time mechanical engineer, with expertise in the field of instrument design, with the goal of gaining more control over the design and manufacturing of BSM-2000 as well as offering in-house advice on implementation of the Company's technology and services. During the time since he started his employment with Universal Detection, the engineer has traveled to Met One Instrument's facilities and has helped expedite the manufacturing of the second unit due to be shipped to Europe pursuant to our first purchase order. This new addition to the Company's team is also intended to increase our research capabilities and to reduce our dependence on third parties for future design changes.

      In May 2006 the Company posted a letter to shareholders from its Chief Executive Officer, Mr. Jacques Tizabi, outlining its business and marketing plans. Among other topics, the letter covered marketing of BSM-2000, threat of terrorism, international distribution, expansion into counterterrorism training, and expansion into non-terror related services in the future. The materials included in this shareholder letter were mostly forward-looking and were for informational purposes only. The Company makes no guarantees that any or all parts of such plans may materialize in the future.

      In the second quarter of 2006 the Company initiated a plan to expand its services to include security related consulting, event security, and counterterrorism training. In order to provide these services, the Company has employed a collaborative strategy where capable partners in various fields have been chosen to complement services and technologies offered by Universal Detection's staff. The success of the Company's new services and its new strategy depends, among other factors, on productive and close relationships between the Company and its partners, the reputation of its partners, the availability of its partners, and the viability of technologies offered by its partners. We are not certain that all these conditions will be met in the future and hence, we cannot make any guarantees about the success of our business strategy.

      In June 2006, after the launch of a new service, called Event Security aimed at providing counterterrorism security solutions for special events, the Company announced the first sale of Event Security solutions to a debut reception of a Los Angeles based fashion brand.


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

      In the aggregate, the investors purchased 6,000,000 shares of common stock, Class A Warrants to purchase 3,000,000 shares of common stock at $0.50 per share and Class B Warrants to purchase 3,000,000 shares of common stock at $0.70 per share. Meyers received a sales commission equal to 10% of the gross proceeds and payment of 3% of the gross proceeds for a non-accountable expense allowance for an aggregate payment of $403,140. Meyers and its agents also received Class A Warrants to purchase an aggregate of 2,400,000 shares of common stock as consideration for their services as placement agent. In connection with the private placement, we also entered into a consulting agreement with Meyers for an 18 month term, whereby Meyers would provide us consulting services related to corporate finance and other financial service matters and will receive $7,500 per month, as well as Class A Warrants to purchase 1,200,000 shares of our common stock. During the first quarter of 2006, we entered into an agreement with 66 of our warrant holders, holding a total of 6,122,470 Company warrants, to exchange their warrants with new ones with an exercise price of $0.15. The exchanged warrants were subsequently issued to new investors. As of June 30, 2006, we have received exercise notices for all 6,122,470 outstanding warrants from the new investors. The net proceeds to us from the sale of the Units were approximately $2.5 million. We have used all of these funds for working capital purposes.

      In February 2006, we entered into an agreement with an investor whereby the investor shall invest up to ten million dollars to purchase the Company's stock until January 2009. Under the agreement, the Company may order the investor to purchase a limited number of shares based on recent trading price and volume. As of June 30, 2006, 7,267,936 shares have been issued for an aggregate price of $165,991. We received $124,000 of the proceeds during the second quarter of 2006 and $10,000 during July 2006. The remaining $31,991 was used to pay off an outstanding note payable with interest. The note was paid directly by the investor.

      During the second quarter of 2006, certain investors exercised warrants to purchase 4,512,471 shares of common stock for an aggregate of $676,871. The Company received $125,000 of the proceeds during the second quarter of 2006. The remaining$551,871 were paid directly by the investors to satisfy $275,000 outstanding notes payable of the company and $276,871 in interest.

      In June 2006, the Company registered 25,000,000 shares of its common stock for future issuances in an S-8. As of June 30, 2006 none of these shares had been issued.

      During the six months ended June 30, 2006 we spent an aggregate of $1,175,905 on selling, general and administrative expenses and marketing expenses. This amount represents a 22% decrease over the comparable year-ago period. The decrease is principally attributable to a decrease in operating costs.

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

      Our working capital deficit at June 30, 2006, was $ 2,635,129. Our independent auditors' report, dated March 29, 2006, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2005. We require approximately $1.3 million to repay indebtedness in the next 12 months The following provides the principal terms of our outstanding debt as of June 30, 2006:

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

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2006, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of June 30, 2006 we owed $26,437 in interest on this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2006 there was $ 74,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of June 30, 2006 we owed $16,600 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000, due September 10, 2002, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of June 30, 2006, we owed $14,194 in interest on these notes.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on May 10, 2003, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of June 30, 2006 we owed $43,071 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 10, 2005, and further verbally extended to a date to be mutually agreed upon by the parties, with an interest rate of 12% per annum. As of June 30,.2006, we owed $ 7,000 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 31, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. As of June 30, 2006, we owed $ 7,000 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 31, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 15% per annum. As of June 30, 2006, we owed $ 4,875 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 31, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. As of June 30, 2006, we owed $ 4,125 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on October 30, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. We agreed to issue 100,000 shares of common stock to the note holder as additional consideration for extending credit to us. The shares have not been issued. As of June 30, 2006 we owed $500 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 15, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. We agreed to issue 50,000 shares of common stock to the note holder as additional consideration for extending credit to us. The shares have not been issued. As of June 30, 2006 we owed $6,300 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on December 31, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. We agreed to issue 50,000 shares of common stock to the note holder as additional consideration for extending credit to us. The shares have not yet been issued. As of June 30, 2006, there was $2,400 in principal amount remaining on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on November 13, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. We agreed to issue 200,000 shares of common stock to the note holder as additional consideration for extending credit to us. The shares have not yet been issued. As of June 30, 2006, we owed $6,750 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on December 28, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12.5% per annum. We agreed to issue 20,000 shares of common stock to the noteholder as additional consideration for extending credit to us. The shares have not yet been issued. As of June 30, 2006, we owed $1,069 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on May 17, 2006 and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12.5% per annum. As of June 30, 2006, we owed $313 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on May 26, 2006 and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12.5% per annum. As of June 30, 2006, we owed $469 in interest on this note.

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

RELATED PARTY TRANSACTIONS

      On September 20, 2005, the Company executed a promissory note in the aggregate principal amount of $2,153 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 12% per annum and is due and payable on November 20, 2005. The maturity date of the note was verbally extended to a date to be mutually agreed upon by the parties. The note was repaid with interest in full.

      On October 7, 2005, the Company executed a promissory note in the aggregate principal amount of $80,000 payable to Ali Moussavi, our Vice President of Global Strategy. The promissory note bears interest of 12% per annum and is due on October 31, 2005. The maturity date of the note was verbally extended to a date to be mutually agreed upon by the parties. The note was repaid with interest in full.

      On October 17, 2005, the Company executed a promissory note in the aggregate principal amount of $5,000 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 28.8% per annum and is due in 60 monthly installments of $158 or is due in full when the Company has an aggregate cash balance of $100,000 or more. The note was repaid with interest in full.

      On October 21, 2005, the Company executed a promissory note in the aggregate principal amount of $16,000 payable to Ali Moussavi, our Vice President of Global Strategy. The promissory note bears interest of 12.5% per annum and is due on December 21, 2005. The maturity date of the note was verbally extended to a date to be mutually agreed upon by the parties. The note was repaid with interest in full.

      On November 14, 2005, the Company executed a promissory note in the aggregate principal amount of $9,000 payable to Ali Moussavi, our Vice President of Global Strategy. The promissory note bears interest of 12.5% per annum and is due on December 4, 2005. The maturity date of the note was verbally extended to a date to be mutually agreed upon by the parties. The note was repaid with interest in full.

      On December 1, 2005, the Company executed a promissory note in the aggregate principal amount of $900 payable to Ali Moussavi, our Vice President of Global Strategy. The promissory note bears interest of 12% per annum and is due on March 10, 2006. The note was repaid with interest in full.

      On March 9, 2006, the Company executed a promissory note in the aggregate principal amount of $7,000 payable to Nima Montazeri, our Vice President of Strategic Development. The promissory note does not bear interest. The note was repaid in full.

      On April 13, 2006, the Company executed a promissory note in the aggregate principal amount of $1,970 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 12.5% per annum and is due on April 27. 2006. The note was repaid with interest in full.

      On April 13, 2006, the Company executed a promissory note in the aggregate principal amount of $2,266 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 12.5% per annum and is due on April 27, 2006. The note was repaid with interest in full.

      On April 19, 2006, the Company executed a promissory note in the aggregate principal amount of $1,783 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 12.5% per annum and is due on May 3. 2006. The note was repaid with interest in full.

      On May 4, 2006, the Company executed a promissory note in the aggregate principal amount of $2,300 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 12.5% per annum and is due on May 18. 2006. The note was repaid with interest in full.

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

WE ARE IN DEFAULT ON A PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TO TIMELY PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

      If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at June 30, 2006 we are in default on a portion of our debt totaling approximately $331,000, excluding accumulated interest of approximately $ 276,000. In the aggregate, as of June 30, 2006, we have approximately $1.3 million in debt obligations, including interest, owing within the next 12 months. We currently have verbal extensions with respect to approximately $ 617,400 of the aggregate debt obligations to a date to be mutually agreed upon by us and each of the respective noteholders. We cannot assure you that any of these noteholders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

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

      In February 2006, we entered into an agreement with an investor whereby the investor shall invest up to ten million dollars to purchase the Company's stock until January 2009. Under the agreement, we may order the investor to purchase a limited number of shares based on recent trading price and volume. As of June 30, 2006, we have ordered $165,991 of stock to be purchased. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2006.

      We do not anticipate material sales of the BSM-2000 until after we complete all testing and modifications, which is contingent principally upon receipt of adequate funding and our ability to continue to form collaborative arrangements with qualified third parties to engage in that testing at nominal cost to us. We have not been profitable in the past years and had an accumulated deficit of approximately $ 31.5 million at June 30, 2006. During the six months ended June 30, 2006, and the fiscal years ended December 31, 2005 and 2004, we have experienced losses of $1.5 million, $3.5 million and $5.8 million, respectively. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2006.

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

IF WE CANNOT PARTNER WITH THIRD PARTIES TO COMPLEMENT OUR SERVICES, OUR SERVICE MAY NOT MEET CUSTOMER EXPECTATION AND MAY NOT GAIN ANY MARKET SHARE

      Our consulting and training service depend on combining our in-house expertise with those of our third party consultants or partners. We may not be able to retain qualified individuals at rates acceptable to us. Additionally, our partners may be unable to accomplish the tasks they have claimed they can or may offer counterterrorism technologies that will fail to meet market expectations. All these risk factors may reduce or eliminate our ability to successfully market our services and our technologies.

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

      In addition, if we are unable to establish a successful sales, marketing, and distribution operation, we will not be able to generate sufficient revenue in order to maintain operations. We have no experience in marketing or distributing new products. We have not yet established marketing, sales, or distribution capabilities for our BSM-2000 or for any other one of our services including consulting, event security, or counterterrorism training. We also plan on entering into distribution agreements with third parties to sell our BSM-2000. If we are unable to enter into relationships with third parties to market, sell, and distribute our products, we will need to develop our own capabilities. We have no experience in developing, training, or managing a sales force. If we choose to establish a direct sales force, we will incur substantial additional expense. We may not be able to build a sales force on a cost effective basis or at all. Any direct marketing and sales efforts may prove to be unsuccessful. In addition, our marketing and sales efforts may be unable to compete with the extensive and well-funded marketing and sales operations of some of our competitors. We also may be unable to engage qualified distributors. Even if engaged, they may fail to satisfy financial or contractual obligations to us, or adequately market our products.

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

OUR PRODUCTS AND SERVICES MAY NOT BE COMMERCIALLY ACCEPTED WHICH WILL ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

      Our ability to enter into the bio-terrorism detection device market and counterterrorism consulting and training, establish brand recognition and compete effectively depends upon many factors, including broad commercial acceptance of our products and services. If our products and services are not commercially accepted, we will not recognize meaningful revenue and may not continue to operate. The success of our products and services will depend in large part on the breadth of information these products and services capture and the timeliness of delivery of that information. The commercial success of our products and services also depends upon the quality and acceptance of other competing products, general economic and political conditions and other factors, all of which can change and cannot be predicted with certainty. We cannot assure you that our new products and services will achieve market acceptance or will generate significant revenue.

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

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

      If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of June 30, 2006, we had outstanding options and warrants to purchase a total of 17,662,449 shares of common stock. Of these options and warrants, 17,662,449 are at or above the recent market price of $0.03 per share and none have exercise prices at or below this price. The weighted average exercise price for these outstanding options and warrants is $0.33.

WE USE A SIGNIFICANT PORTION OF OUR CASH ON HAND AND STOCK TO PAY CONSULTING FEES. WE MAY NOT RECEIVE THE BENEFIT WE EXPECT FROM THESE CONSULTANTS.

      The consultants that we hire may not provide us with the level of services, and consequently, the operating results, we anticipate. We spent approximately $0.5 million and $1.0 million in consulting fees during the six months ended June 30, 2006, and the year ended December 31, 2005, respectively, and utilized approximately 10 consultants during this period. The consultants we engage provide us with a variety of services.

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

THE BACTERIAL SPORE DETECTION TECHNOLOGY IS LICENSED TO US BY CALTECH. IF OUR LICENSE TERMINATES, OUR FUTURE PROSPECTS WOULD BE HARMED.

      The loss of our technology license would require us to cease operations until we identify, license and integrate into our product another technology, if available. If we fail to fulfill any payment obligation under the terms of the license agreement or materially breach the agreement, Caltech may terminate the license. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. A minimum annual royalty of $10,000 was due and paid to CalTech on August 1, 2005. The next annual royalty of $10,000 is due on August 1, 2006,which the Company has yet to pay.

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

                            PART II OTHER INFORMATION

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

B. Steven P. Sion and Sion Consulting, Inc. v. Universal Detection Technology Corporation, et. Al. Superior Court of the State of California for the County of Los Angeles, Case NO. BC350942

On April 19, 2006, Plaintiffs Steven P Sion and Sion Consulting, Inc., a Nevada corporation, instituted an action in the Los Angeles Superior Court (Central District Case No. BC350942) against Defendants Universal Detection Technology Corporation, Albert E. Gooselin, Jr., Roy Peterson, Greg Edwards, Bombay Consortium, Inc., Howard Sperling, Assisted Care, Inc. As to Universal Detection, Plaintiffs alleged claims for: (1) Breach of Contract; (2) Fraud, (3) Negligent Misrepresentation; and (4) Conspiracy in relation to the sale of Dasibi Environmental Corp. Plaintiffs seeks an unspecified amount of compensatory, general and punitive damages against all Defendants. On July 17, 2006, Universal Detection timely filed an Answer to the Complaint. Universal Detection strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, no trial date has been set. While Universal Detection disputes these allegations, the Company cannot control the outcome of the case or what damages, if any, will result.

      The Company is not a party to any other pending legal proceedings, other than routine litigation deemed incidental to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      During the second quarter of fiscal 2006, we issued the following securities, which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

      o During the three months ended March 31, 2006, we issued an aggregate of 450,000 shares of common stock to employees for services rendered to the Company valued at $ 28,000 .

      o During the three months ended March 31, 2006, certain investors exercised warrants to purchase 1,609,999 shares of common stock for an aggregate amount of $221,500.

      o During the three months ended March 31, 2006, we issued 2,124,771 shares of common stock as payment for consulting services for an aggregate amount of $193,167.

      o During the three months ended June 30, 2006, we issued an aggregate of 1,497,949 shares of common stock to employees for services rendered to the Company value at $59,078.

      o During the three months ended June 30, 2006, certain investors exercised warrants to purchase 4,512,471 shares of common stock for an aggregate amount of $676,871.

      o During the three months ended June 30, 2006 we issued an aggregate of 5,509,351 shares of common stock as payment for consulting services for an aggregate amount of $344,872.

      o During the three months ended June 30, 2006, we purchased 7,267,936 shares of common stock as required under an investment agreement for an aggregate amount of $165,991.

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

      o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2006, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of June 30, 2006 we owed $26,437 in interest on this note.

      o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2006 there was $ 74,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of June 30, 2006 we owed $16,600 in interest on this note.

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


                                    UNIVERSAL DETECTION TECHNOLOGY



Date: August 17, 2006               /s/Jacques Tizabi
                                    ---------------------------------------
                                    By:  Jacques Tizabi
                                    Its: President, Chief Executive Officer
                                         and Chairman of the Board

                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)