Form 10QSB
period 2006-09-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2006-11-21
CIK 763950

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

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

                                 Yes |_| No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 139,527,205 shares issued and outstanding as of November 17, 2006.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                      UNIVERSAL DETECTION TECHNOLOGY INDEX

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements..............................................   F-1
          Unaudited Consolidated Balance Sheet............................   F-1
          Unaudited Consolidated Statements of Operations (3 months)......   F-2
          Unaudited Consolidated Statements of Operations (9 months)......   F-3
          Unaudited Consolidated Statements of Cash Flows.................   F-4
          Notes to Unaudited Consolidated Financial Statements............   F-5

ITEM 2. Management's Discussion and Analysis or Plan of Operation.........     2

ITEM 3. Controls and Procedures...........................................    17

PART II OTHER INFORMATION.................................................    18

ITEM 1. Legal Proceedings.................................................    18

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.......    19

ITEM 3. Defaults Upon Senior Securities...................................    20

ITEM 4. Submission of Matters to a Vote of Security Holders...............    20

ITEM 5. Other Information.................................................    20

ITEM 6. Exhibits..........................................................    21

PART I.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006

                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                         $     18,267
Certificate of deposit                                                   1,005
Restricted cash                                                         61,227
Accounts Receivable,net                                                 55,507
Stock subscription receivable                                           20,000
Prepaid expenses and other current assets                              183,626
                                                                  ------------
Total current assets                                                   339,632
DEPOSITS                                                                10,226
EQUIPMENT, NET                                                          88,582
PATENT COSTS                                                            31,022
                                                                  ------------
                                                                  $    469,462
                                                                  ============
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable, trade                                           $    596,848
Accrued liabilities                                                  1,354,688
Notes payable - related party                                            2,500
Notes payable                                                        1,005,264
Accrued interest expense                                               373,064
                                                                  ------------
Total current liabilities                                            3,332,364
OTHER LIABILITIES - Note Payable Long term                              21,447
                                                                  ------------
Total Liabilities                                                    3,353,811
                                                                  ------------
COMMITMENTS AND CONTINGENCIES                                               --
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 20,000,000 shares authorized,
  -0- issued and outstanding                                                --
Common stock, no par value, 480,000,000 shares authorized,
  102,478,416 shares issued and outstanding                         25,112,007
Additional paid-in-capital                                           4,101,605
Accumulated (deficit)                                              (32,097,961)
                                                                  ------------
Total stockholders' equity (deficit)                                (2,884,349)
                                                                  ------------
Total Liabilities and Stockholders Equity (deficit)               $    469,462
                                                                  ============

See accompanying notes to unaudited consolidated financial statements.

             UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the three months
                                                             ended September
                                                       ---------------------------
                                                           2006           2005
                                                       ------------   ------------
REVENUE                                                $    111,015   $         --
COST OF GOODS SOLD                                           99,211             --
                                                       ------------   ------------
GROSS PROFIT                                                 11,804             --
                                                       ------------   ------------
OPERATING EXPENSES:
Selling, general and administrative                         496,951        795,537
Marketing                                                    13,139         32,200
Research and development                                     13,510             --
Depreciation                                                  6,182          5,086
                                                       ------------   ------------
Total expenses                                              529,782        832,823
                                                       ------------   ------------
(LOSS) FROM OPERATIONS                                     (517,978)      (832,823)
OTHER INCOME (EXPENSE):
Interest income                                                 470            645
Interest expense                                            (42,071)       (42,177)
Amortization of loan fees                                        --        (20,942)
                                                       ------------   ------------
Net other income (expense)                                  (41,601)       (62,474)
                                                       ------------   ------------
(LOSS) FROM OPERATIONS BEFORE INCOME TAXES                 (559,579)      (895,297)
NET (LOSS)                                             $   (559,579)  $   (895,297)
                                                       ============   ============
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:       $      (0.01)  $      (0.02)
                                                       ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     89,781,511     53,425,296
                                                       ============   ============

See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the nine months ended
                                                             September 30,
                                                       -------------------------
                                                           2006          2005
                                                       -----------   -----------
REVENUE                                                $   111,515   $        --
COST OF GOODS SOLD                                          99,211            --
                                                       -----------   -----------
GROSS PROFIT                                                12,304            --
                                                       -----------   -----------
OPERATING EXPENSES:
Selling, general and administrative                      1,672,856     2,321,730
Marketing                                                  166,164       115,514
Research and development                                    31,338            --
Depreciation                                                18,545        14,265
                                                       -----------   -----------
Total expenses                                           1,888,903     2,451,509
                                                       -----------   -----------
(LOSS) FROM OPERATIONS                                  (1,876,599)   (2,451,509)
OTHER INCOME (EXPENSE):
Interest income                                                893         3,077
Interest expense                                          (168,729)     (114,947)
Amortization of loan fees                                  (16,926)      (28,442)
                                                       -----------   -----------
Net other income (expense)                                (184,762)     (140,312)
                                                       -----------   -----------
(LOSS) FROM OPERATIONS BEFORE INCOME TAXES              (2,061,361)   (2,591,821)
INCOME TAX EXPENSE                                              --            --
                                                       -----------   -----------
NET (LOSS)                                             $(2,061,361)  $(2,591,821)
                                                       ===========   ===========
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:       $     (0.03)  $     (0.05)
                                                       ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    70,853,649    52,532,333
                                                       ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                   UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the nine months ended
                                                                   September 30,
                                                            --------------------------
                                                                2006           2005
                                                            -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                  $(2,061,361)   $(2,591,821)
Adjustments to reconcile net (loss) to net cash (used in)
  operations:
Stocks and warrants issued for services                         690,150        663,214
Depreciation                                                     18,545         14,265
Changes in operating assets and liabilities:
Inventory, Installation in process                               52,860             --
Accounts receivable                                             (55,507)       (65,000)
Prepaid expenses                                                334,347        468,501
Deferred revenue                                                     --         65,000
Accounts payable and accrued expenses                           536,795        409,536
                                                            -----------    -----------
Net cash (used in) operating activities                        (484,171)    (1,036,305)
                                                            -----------    -----------
CASH FLOWS (TO) FROM INVESTING ACTIVITIES:
Purchase of equipment                                                --        (17,980)
Redemption of certificates of deposit                                --        252,340
(Increase)/decrease in restricted cash                           19,131         (1,638)
                                                            -----------    -----------
Net cash provided by investing activities                        19,131        232,722
                                                            -----------    -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Bank overdraft                                                   (1,113)        40,354
Proceeds from exercise of options                                     -          9,500
Proceeds from sale of common stock                              204,000        191,420
Payment of offering costs                                             -        (32,942)
Proceeds from exercise of warrants                              346,500              -
Advances from related party                                      13,819          2,153
Advances on notes payable                                        89,985        290,000
Payments on Capital Lease                                        (2,491)             -
Payments on notes payable - related party                      (136,881)             -
Payments on notes payable                                       (43,760)      (154,000)
                                                            -----------    -----------
Net cash provided by (used in) financing activities             470,059        346,485
                                                            -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              5,019       (457,098)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   13,248        466,971
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    18,267    $     9,873
                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid                                               $V 18,959      $        --
                                                            ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT PLANS AND GOING CONCERN

As of September 30, 2006, the Company had a working capital deficit of $2,992,732 and an accumulated deficit of $32,097,961. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

The Company plans to generate revenues through sales of BSM-2000. The Company also plans to conduct more research and development aimed at developing alternative products using its current technologies as well as licensing new technologies that can potentially be commercialized.

In February 2006, the Company entered into an investment agreement whereby an investor shall invest up to ten million dollars to purchase the Company's stock until January 2009. Under the agreement, the Company may order the investor to purchase a limited number of shares based on recent trading price and volume. As of September 30, 2006, 20,925,561 shares have been issued for an aggregate price of $300,991. The Company received $204,000 of the proceeds during the second and third quarters of 2006 and $20,000 in October 2006. The remaining $76,991 was used to pay off outstanding notes payable and accrued interest during 2006. The note was paid directly by the investor.

In June 2006, the Company registered 25,000,000 shares of its common stock for future issuances in an S-8. As of September 30, 2006, 9,270,869 of these shares had been issued.

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

INCOME TAXES

      Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At September 30, 2006, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

RECLASSIFICATION

Certain amounts in the prior quarter's financial statements have been reclassified for comparative purposes to conform to the presentation in the current period's financial statements.

RECENTLY ISSUED ACCOUNTING PRONUNCMENTS

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 3 - ACCRUED LIABILITIES

Included in accrued liabilities are payments due in connection with certain loan fees. A total of 300,000 shares are payable to third parties. The total value of the stock on the date of the notes were $68,600.

NOTE 4 - NOTES PAYABLE

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

During the third quarter of 2006, an investor purchased 2,694,610 shares of common stock as required under an investment agreement for the aggregate amount of $45,000. The proceeds were paid directly by the investor to satisfy $45,000 in accrued interest.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

c) During 2005, the Company entered into two lease agreements to lease testing equipment. The Company had violated the terms of the lease as the Company sold the equipment in March 2006. In April 2006, the leasing company agreed to remove the sale of equipment as a default of the lease and treat the two leases as one single purchase transaction. Under the forebearance agreement entered into by the two parties, the Company shall pay the outstanding balance plus interest at a rate of 18% in monthly payments of $1,816 until October 15, 2008. The outstanding balance on this note is $38,095 as of September 30, 2006.

The Company has been named as the defendant in an action captioned Trilogy Capital Partners, Inc. v. Universal Detection Technology, case number SC089929. The case was filed on June 2, 2006 in the Superior Court for Los Angeles County. Trilogy Capital Partners, Inc. is a California corporation ("Trilogy"). Trilogy asserts that the Company is indebted to it in the approximate amount of $96,000 for services performed under contract and for damages related to the failure to register certain securities. Trilogy was engaged to provide investment relations services to the Company. The Company disputes and denies that the services were rendered and all other allegations set forth in the complaint, and the Company has filed an answer to such effect. The parties are engaged in discovery. The parties have agreed to submit to a voluntary mediation at the end of November, 2006. The Company plans to vigorously defend the action; however, the Company cannot determine what costs and damages, if any, will arise as a result of this litigation

NOTE 6 - STOCKHOLDERS' EQUITY

      During the three months ended March 31, 2006, the Company issued an aggregate of 450,000 shares of common stock to employees for services rendered to the Company valued at $ 28,000.

      During the three months ended March 31, 2006, certain investors exercised warrants to purchase 1,609,999 shares of common stock for an aggregate amount of $221,500.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

      During the three months ended March 31, 2006, the Company issued 2,124,771 shares of common stock as payment for consulting services for an aggregate amount of $193,167.

      During the three months ended June 30, 2006, the Company issued an aggregate of 1,497,949 shares of common stock to employees for services rendered to the Company value at $59,078.

      During the three months ended June 30, 2006, certain investors exercised warrants to purchase 4,512,471 shares of common stock for an aggregate amount of $676,871. The Company received $125,000 of the proceeds during the second quarter of 2006. The remaining $551,871 was used to pay off outstanding notes payable of $275,000 and accrued interest of $276,871. The notes were paid directly by the investors.

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

      During the three months ended September 30, 2006 the Company issued an aggregate of 7,446,637 shares of common stock to employees for services rendered to the Company value at $88,510.

      During the three months ended September 30, 2006 the Company issued an aggregate of 4,502,168 shares of common stock as payment for consulting services for an aggregate amount of $66,910.

      During the three months ended September 30, 2006, an investor purchased 13,657,625 shares of common stock as required under an investment agreement for an aggregate amount of $135,000. The Company received $70,000 of the proceeds during the third quarter of 2006 and collected the stock subscription receivable of $20,000 during October 2006. The remaining $45,000 was used to pay off accrued interest on an outstanding note payable. The interest was paid directly by the investor.

NOTE 7 - RELATED PARTY TRANSACTIONS

      During the three months ended March 31, 2006, the company repaid $430 in outstanding principal and $361 in interest under a promissory note agreement to Jacques Tizabi, its president and chief executive officer.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

      During the three months ended September 30, 2006, the company borrowed $5,500 and repaid the $5,500 in outstanding principal and $110 in interest under various promissory note agreements to Jacques Tizabi, its president and chief executive officer.

NOTE 8 - SUBSEQUENT EVENTS

      During October and November 2006, the Company issued an aggregate of 12,763,597 shares of common stock to three employees for services valued at approximately $59,450.

      During October and November 2006, the Company issued an aggregate of 3,500,000 shares of its common stock valued at approximately $39,400 in connection with services.

      During October and November 2006, an investor purchased 18,654,284 shares of common stock as required under an investment agreement for an aggregate amount of $129,000.

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

In 2006, we have followed a diversification strategy pursuant to which we have added various other services to our BSM-2000, biological detection system. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, training courses, and event security to our services. Such services are intended to diversify and expand our customer base. To date, we have provided event security for a fashion debut event. Our consulting services and training courses have not been sold to date and there is no guarantee that any of them will be demanded and sold in the market in the future.

      We plan to continue field testing of BSM-2000 in different environments and conditions in 2006 and to use the empirical data gained from the testing to further improve the design and functionality of our product.

      We were engaged in discussions with Rutgers University to perform our field-testing. Some time has passed and CAIT has not given us any guidance on if or when such testing will take place and the Company is pursuing alternatives for testing.

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

      In March 2006, we entered into an agreement with Michael Stapleton Associates (MSA). MSA is based in New York and provides technologies and solutions for explosive detection and real time monitoring of various facilities. Pursuant to the agreement, we were planning to conduct feasibility studies regarding the potential integration of BSM-2000 into MSA's monitoring and screening solutions and technologies. To date, we have not conducted any studies under this agreement and any collaboration with MSA in the future will be contingent upon us being able to raise the necessary funds and successfully design and implement the software and hardware needed for integration of BSM-2000 in MSA's solutions. Thus far, no feasibility studies have taken place and MSA has not given any assurances as to if or when such studies would take place.

      In March 2006, we received a firm order from the government of the United Kingdom for two units of UDTT's BSM-2000 Anthrax Detection Systems. We have shipped both units and payment for both has been received. Due to confidentiality of the purchase order, we are unable to release the specific use and the name of the branch of government that has made the purchase.

      In April 2006, we engaged Joseph Breen and Associates to prepare and submit an application for a contract under the US General Services Administration (GSA) schedule. The contract is aimed to enable US government agencies to purchase Universal Detection Technology's technology and services. The U.S. GSA is a federal management and procurement agency that provides products and services to the U.S. government. In the third quarter of 2006 GSA informed us that our application had some deficiencies that needed to be fixed. As a result, our offer was rejected. Joseph Breen & Associates has since prepared another application and submitted it to the GSA for review. To date we have not heard anything back regarding the status of our application and there is presently no guarantee that the Company will be awarded a contract under the GSA schedule.

      In May 2006, Joseph Breen & Associates informed the Company that it has started talks with the Pentagon regarding BSM-2000 and its potential for the US government. The Company has not presented its products and services to any representatives from the Pentagon and there is presently no guarantee that the Company will present or sell its solutions to Pentagon at any time in the future. To date, Joseph Breen & Associates has not informed the Company of any outcomes regarding the talks it has been held with the Pentagon.

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

      In June 2006 the Company hired a part time mechanical engineer, with expertise in the field of instrument design, with the goal of gaining more control over the design and manufacturing of BSM-2000 as well as offering in-house advice on implementation of the Company's technology and services. During the time since he started his employment with Universal Detection, the engineer has traveled to Met One Instrument's facilities and has helped expedite the manufacturing of the second unit that was shipped to Europe pursuant to our purchase order. This new addition to the Company's team is also intended to increase our research capabilities and to reduce our dependence on third parties for future design changes.

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

      In April 2006 the Company employed services of the US Department of Commerce's Commercial Service with the goal of promoting its products and services overseas. Pursuant to the agreement BSM-2000 will be featured on the website of local Commercial Service websites in Australia, Singapore, Hong Kong, Indonesia, Belgium, Sweden, United Kingdom, South Africa, Qatar, Israel, Saudi Arabia, and Canada.

      In June 2006, after the launch of a new service, called Event Security aimed at providing counterterrorism security solutions for special events, the Company announced the first sale of Event Security solutions to a debut reception of a Los Angeles based fashion brand.

      On July 31, 2006 we announced a strategic agreement with UTEK Corporation, a specialty finance company focused on technology transfer. Following a 30-day advance written termination notice given to Universal Detection Technology by UTEK our alliance was terminated on September 19, 2006. We have no plans to renew our relationship with UTEK Corporation in the future.

      In February 2006, the Company expanded its relationship with Caltech by licensing additional technologies in the field of microbial monitoring and sterility verification. While the Company plans to commercialize the microbial monitoring technology for use in hospitals, it has not yet started any such activities and there is no guarantee that it will in the near future. The Company also commenced work on developing smart ticket assay for detection of anthrax spores. Smart ticket assays are rapid field tests that are similar to common home pregnancy tests. Further research and development is needed to fully commercialize these smart ticket assays and presently there is no guarantee that the Company will have necessary funding and resources to conduct such research and development.

      In September 2006, the Company conducted a research on the status of readiness of buildings in the US to deal with a potential bio-terrorist attack. The findings of this research were published in a paper that will soon be available for customers. We have not sold any copies of this research report to date and we may never be able to sell any. We have currently applied to the Copyright Office to obtain a copyright on this research. Once the copyright is obtained the Company plans to sell the paper on Company's website and in seminars and conferences.

      In October 2006, the Company entered into an agreement with Emergency Film Group to provide DVDs and Videos for training of emergency staff and law enforcement personnel. Pursuant to the agreement the Company shall utilize and distribute DVDs produced by Emergency Film Group to its customers and clients. The Company plans to add these DVDs, ranging from training videos on decontamination to incident command in the field and other emergency topics, to its services and to provide a one-stop shop for users of its various products and services. While the Company shall try its best to market these DVDs alongside its various other products and services there are no guarantees that it will be successful in selling any DVDs.

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

      In the aggregate, the investors purchased 6,000,000 shares of common stock, Class A Warrants to purchase 3,000,000 shares of common stock at $0.50 per share and Class B Warrants to purchase 3,000,000 shares of common stock at $0.70 per share. Meyers received a sales commission equal to 10% of the gross proceeds and payment of 3% of the gross proceeds for a non-accountable expense allowance for an aggregate payment of $403,140. Meyers and its agents also received Class A Warrants to purchase an aggregate of 2,400,000 shares of common stock as consideration for their services as placement agent. In connection with the private placement, we also entered into a consulting agreement with Meyers for an 18 month term, whereby Meyers would provide us consulting services related to corporate finance and other financial service matters and will receive $7,500 per month, as well as Class A Warrants to purchase 1,200,000 shares of our common stock. During the first quarter of 2006, we entered into an agreement with 66 of our warrant holders, holding a total of 6,122,470 Company warrants, to exchange their warrants with new ones with an exercise price of $0.15. The exchanged warrants were subsequently issued to new investors. As of September 30, 2006, we have received exercise notices for all 6,122,470 outstanding warrants from the new investors. The net proceeds to us from the sale of the Units were approximately $2.5 million. We have used all of these funds for working capital purposes.

      In February 2006, we entered into an agreement with an investor whereby the investor shall invest up to ten million dollars to purchase the Company's stock until January 2009. Under the agreement, the Company may order the investor to purchase a limited number of shares based on recent trading price and volume. As of September 30, 2006, 20,925,561 shares have been issued for an aggregate price of $300,991. The Company received $204,000 of the proceeds during the second and third quarters of 2006 and $20,000 in October 2006. The remaining $76,991 was used to pay off outstanding notes payable and accrued interest during 2006. The note was paid directly by the investor.

      During the second quarter of 2006, certain investors exercised warrants to purchase 4,512,471 shares of common stock for an aggregate of $676,871. The Company received $125,000 of the proceeds during the second quarter of 2006. The remaining $551,871 was paid directly by the investors to satisfy $275,000 outstanding notes payable of the company and $276,871 in interest.

      In June 2006, the Company registered 25,000,000 shares of its common stock for future issuances in an S-8. As of September 30, 2006, 9,270,869 of these shares had been issued.

      During the nine months ended September 30, 2006 we spent an aggregate of $1,839,020 on selling, general and administrative expenses and marketing expenses. This amount represents a 25% decrease over the comparable year-ago period. The decrease is principally attributable to a decrease in operating costs.

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

      Our working capital deficit at September 30, 2006, was $ 2,992,732. Our independent auditors' report, dated March 29, 2006, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2005. We require approximately $1.4 million to repay indebtedness in the next 12 months. The following provides the principal terms of our outstanding debt as of September 30, 2006:

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

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2006, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of September 30, 2006 we owed $30,801 in interest on this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2006 there was $ 74,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of September 30, 2006 we owed $18,864 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000, due September 10, 2002, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of September 30, 2006, we owed $15,069 in interest on these notes.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on May 10, 2003, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of September 30, 2006 we owed $1,446 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 10, 2005, and further verbally extended to a date to be mutually agreed upon by the parties, with an interest rate of 12% per annum. As of September 30,.2006, we owed $ 8,500 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 31, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. As of September 30, 2006, we owed $8,500 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 31, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 15% per annum. As of September 30, 2006, we owed $ 6,000 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 31, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. As of September 30, 2006, we owed $ 5,250 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on October 30, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. We agreed to issue 100,000 shares of common stock to the note holder as additional consideration for extending credit to us. The shares have not been issued. As of September 30, 2006 we owed $3,900 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 15, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. We agreed to issue 50,000 shares of common stock to the note holder as additional consideration for extending credit to us. The shares have not been issued. As of September 30, 2006 we owed $8,100 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on December 31, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. We agreed to issue 50,000 shares of common stock to the note holder as additional consideration for extending credit to us. The shares have not yet been issued. As of September 30, 2006, there was $2,400 in principal amount remaining on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on November 13, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. We agreed to issue 200,000 shares of common stock to the note holder as additional consideration for extending credit to us. The shares have not yet been issued. As of September 30, 2006, we owed $9,450 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on December 28, 2005, and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12.5% per annum. We agreed to issue 20,000 shares of common stock to the note holder as additional consideration for extending credit to us. The shares have not yet been issued. As of September 30, 2006, we owed $1,500 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12% per annum. As of September 30, 2006, we owed $7,500 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on May 17, 2006 and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12.5% per annum. As of September 30, 2006, we owed $1,029 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on May 26, 2006 and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12.5% per annum. As of September 30, 2006, we owed $1,406 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $14,975 due on August 31, 2006 and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12.5% per annum. As of September 30, 2006, we owed $156 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on August 31, 2006 and further verbally extended to a date to be mutually agreed upon by the parties with an interest rate of 12.5% per annum. As of September 30, 2006, we owed $260 in interest on this note.

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

      On July 7, 2006, the Company executed a promissory note in the aggregate principal amount of $3,100 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 12.5% per annum and is due on July 27, 2006. The note was repaid with interest in full.

      On August 15, 2006, the Company executed a promissory note in the aggregate principal amount of $400 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 12.5% per annum and is due on August 31, 2006. The note was repaid with interest in full.

      On September 7, 2006, the Company executed a promissory note in the aggregate principal amount of $2,000 payable to Jacques Tizabi, our President and Chief Executive Officer. The promissory note bears interest at 12.5% per annum and is due on September 17, 2006. The note was repaid with interest in full.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

      Our independent auditors' report, dated March 29, 2006 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2005. We have experienced operating losses since the date of the auditors' report and in prior years. Our auditor's opinion may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT ON A PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TO TIMELY PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

      If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at September 30, 2006 we are in default on a portion of our debt totaling approximately $331,000, excluding accumulated interest of approximately $ 295,000. In the aggregate, as of September 30, 2006, we have approximately $1.4 million in debt obligations, including interest, owing within the next 12 months. We currently have verbal extensions with respect to approximately $ 657,375 of the aggregate debt obligations to a date to be mutually agreed upon by us and each of the respective noteholders. We cannot assure you that any of these noteholders will continue to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

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

      In February 2006, we entered into an agreement with an investor whereby the investor shall invest up to ten million dollars to purchase the Company's stock until January 2009. Under the agreement, we may order the investor to purchase a limited number of shares based on recent trading price and volume. As of September 30, 2006, we have ordered $300,991 of stock to be purchased. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2006.

      We do not anticipate material sales of the BSM-2000 until after we complete all testing and modifications, which is contingent principally upon receipt of adequate funding and our ability to continue to form collaborative arrangements with qualified third parties to engage in that testing at nominal cost to us. We have not been profitable in the past years and had an accumulated deficit of approximately $32 million at September 30, 2006. During the nine months ended September 30, 2006, and the fiscal years ended December 31, 2005 and 2004, we have experienced losses of $ 2.0 million, $3.5 million and $5.8 million, respectively. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2006.

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

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

      If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of September 30, 2006, we had outstanding options and warrants to purchase a total of 17,662,449 shares of common stock. Of these options and warrants, 17,662,449 are at or above the recent market price of $0.01 per share and none have exercise prices at or below this price. The weighted average exercise price for these outstanding options and warrants is $0.33.

WE USE A SIGNIFICANT PORTION OF OUR CASH ON HAND AND STOCK TO PAY CONSULTING FEES. WE MAY NOT RECEIVE THE BENEFIT WE EXPECT FROM THESE CONSULTANTS.

      The consultants that we hire may not provide us with the level of services, and consequently, the operating results, we anticipate. We spent approximately $ 0.6 million and $1.0 million in consulting fees during the nine months ended September 30, 2006, and the year ended December 31, 2005, respectively, and utilized approximately 10 consultants during this period. The consultants we engage provide us with a variety of services.

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

THE BACTERIAL SPORE DETECTION TECHNOLOGY IS LICENSED TO US BY CALTECH. IF OUR LICENSE TERMINATES, OUR FUTURE PROSPECTS WOULD BE HARMED.

      The loss of our technology license would require us to cease operations until we identify, license and integrate into our product another technology, if available. If we fail to fulfill any payment obligation under the terms of the license agreement or materially breach the agreement, Caltech may terminate the license. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. A minimum annual royalty of $10,000 was due and paid to CalTech on August 1, 2005. The next annual royalty of $10,000 was due on August 1, 2006 which we have not yet paid.

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

The Company has been named as the defendant in an action captioned Trilogy Capital Partners, Inc. v. Universal Detection Technology, case number SC089929. The case was filed on June 2, 2006 in the Superior Court for Los Angeles County. Trilogy Capital Partners, Inc. is a California corporation ("Trilogy"). Trilogy asserts that the Company is indebted to it in the approximate amount of $96,000 for services performed under contract and for damages related to the failure to register certain securities. Trilogy was engaged to provide investment relations services to the Company. The Company disputes and denies that the services were rendered and all other allegations set forth in the complaint, and the Company has filed an answer to such effect. The parties are engaged in discovery. The parties have agreed to submit to a voluntary mediation at the end of November, 2006. The Company plans to vigorously defend the action; however, the Company cannot determine what costs and damages, if any, will arise as a result of this litigation.

      The Company is not a party to any other pending legal proceedings, other than routine litigation deemed incidental to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      During the first three quarters of fiscal 2006, we issued the following securities, which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

      o During the three months ended March 31, 2006, we issued an aggregate of 450,000 shares of common stock to employees for services rendered to the Company valued at $ 28,0002.

      o During the three months ended March 31, 2006, certain investors exercised warrants to purchase 1,609,999 shares of common stock for an aggregate amount of $221,500.

      o During the three months ended March 31, 2006, we issued 2,124,771 shares of common stock as payment for consulting services for an aggregate amount of $193,167, which have subsequently been returned.

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

      o During the three months ended June 30, 2006, we issued 7,267,936 shares of common stock as required under an investment agreement for an aggregate amount of $165,991.

      o During the three months ended September 30, 2006, we issued an aggregate of 7,446,637 shares of common stock to employees for services rendered to the Company value at $88,510.

      o During the three months ended September 30, 2006, we issued an aggregate of 4,502,168 shares of common stock as payment for consulting services for an aggregate amount of $64,710.

      o During the three months ended September 30, 2006, we issued 13,657,544 shares of common stock as required under an investment agreement for an aggregate amount of $135,000.

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

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2006, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of September 30, 2006 we owed $30,801 in interest on this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2006 there was $ 74,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of September 30, 2006 we owed $18,864 in interest on this note.

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

                                        UNIVERSAL DETECTION TECHNOLOGY


Date: __________, 2006                  /s/Jacques Tizabi
                                        ----------------------------------------
                                        By: Jacques Tizabi
                                        Its: President, Chief Executive Officer
                                             and Chairman of the Board

                                        (Principal Executive Officer and
                                        Principal Financial and Accounting
                                        Officer)