Form 10KSB
period 2006-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2007-04-16
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ___ to ____

Commission File Number 0-14266

UNIVERSAL DETECTION TECHNOLOGY
(Name of Small Business Issuer in Its Charter)

California (State or other jurisdiction of incorporation or organization)	95-2746949 (I.R.S. Employer Identification No.)
9595 Wilshire Blvd., Suite 700 Beverly Hills, California (Address of principal executive offices)	90212 (Zip Code)

Issuer's telephone number: (310) 248-3655

Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $111,515

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,899,625 as of April 5, 2007.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 333,267,715 common shares, no par value, outstanding as of April 5, 2007.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART 1

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

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

Universal Detection Technology (the "Company" or "We") is engaged in the research and development of bioterrorism detection devices. We were incorporated on December 24, 1971, under the laws of California. Our core business for over twenty years was the design, manufacture, marketing and sale of automated continuous air monitoring instruments used to detect and measure various types of air pollution, such as acid rain, ozone depletion and smog episodes. We also supplied computer-controlled calibration systems that verified the accuracy of our instruments, data loggers to collect and manage pollutant information, and our reporting software for remote centralized applications. In September 2001, we retained a new management team. At that same time, the members of the Board of Directors resigned and new members were appointed. In the first quarter of 2002, management recommended to the Board, and the Board approved, a change to our strategic direction. In March 2002, we sold our sole operating subsidiary and reconfigured one of our existing air monitoring instruments in order to develop the Anthrax Smoke Detector, later renamed BSM-2000. In 2006 we expanded our business activities and included new products and services that would compliment our core counter bioterrorism expertise. These products and services include anthrax detection kits, first responder training courses and reference videos, and research & development.

OVERVIEW

We are engaged in the research and development of bioterrorism detection devices. Our strategy is to identify qualified strategic partners with whom to collaborate in order to develop commercially viable bioterrorism detection devices. Consistent with this strategy, in August 2002, we entered into a Technology Affiliates Agreement with NASA’s Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bioterrorism detection equipment. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product named BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax.

Our management continues to gain expertise in anti-terrorism techniques and solutions. Through our partnership with Security Solutions International, we have begun providing training seminars on terrorism detection and response methods. The seminars are designed for security officials, building safety managers, and law enforcement personnel. Our first such seminar was held on April 6 and 7 of 2006 at the Institute for Criminal Studies at the Broward Sheriff's Office in Fort Lauderdale, Florida.

In 2006 we have realized revenues of $111,515 from sales of BSM-2000. We have incurred losses for the fiscal years ended December 31, 2006 and 2005 in the approximate amounts of 2.7 million and $3.5million, respectively, and have an accumulated deficit of $32.7 million as of December 31, 2006. At December 31, 2006, we were in default on certain debt obligations totaling approximately $331,000, in addition to accumulated interest of approximately $403,000. We require approximately $1.4 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. However, during the past 12 months, management spent the substantial majority of its time on sales and marketing of Company’s products and services in target markets. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a fair price. We actively continue to pursue additional equity or debt financing, but cannot provide any assurances that it will be successful. If we are unable to pay our debts as they becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives.

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

In 2006, we have followed a diversification strategy pursuant to which we have added various other services to our BSM-2000, biological detection system. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, training courses, and event security to our services. Such services are intended to diversify and expand our customer base. To date, we have provided event security for a fashion debut event. Our consulting services and training courses have not been sold to date and there is no guarantee that any of them will be demanded and sold in the market in the future. Also in 2006, through a partnership with Emergency Film Group, we have featured several training references and DVDs available for sale on our website. These DVDs are used by first responders and security personnel for training purposes. To date we have not sold any of these DVDs and there is no guarantee that we will sell any in the future.

We plan to seek and find third parties interested in collaborating on further research and development on BSM-2000. Such research shall be aimed at making BSM-2000 more user-friendly, developing a less complicated interface and software, designing a lighter casing, and some cosmetics. The ideal third party collaborator would also assist us in marketing BSM-2000 more aggressively. There is no guarantee that any such collaborators will be found and, if found, that this strategy will be successful. The current version of BSM-2000 is fully functional and available for sale. To date, we have sold two units to the Government of the United Kingdom and we intend to develop a more wide-spread use for BSM-2000 through our planned collaborative research, development, sales, and marketing efforts.

We were engaged in discussions with Rutgers University to perform field-testing. Some time has passed and CAIT has not given us any guidance on if or when such testing will take place and the Company is pursuing alternatives for testing.

In the second quarter of 2006, we updated our price list for BSM-2000. In evaluating the market demand for BSM-2000. Our new list price for BSM-2000 is $109,000. We also constructed two separate customer accounts called National and Key accounts. A Key account represents small to medium customers and resellers of BSM-2000 who purchase or intend to purchase a minimum of 3 to 5 units of BSM-2000 annually. This category of customers receives a 10% discount from list prices. A National account represents medium to large customers and resellers of BSM-2000 who purchase or intend to purchase more than 5 units of BSM-2000 annually. This category of customers receives a 20% discount from list prices. As such Key account and National account customers can purchase BSM-2000 for $98,000 and $87,000 per unit respectively.

The manufacturing on BSM-2000 is outsourced to Original Equipment Manufacturers (OEM). We do not have any in-house manufacturing capabilities and do not intend to develop any until we reach high volumes of sales of BSM-2000 that would justify such facilities. To date we have used services of 2 OEMs for manufacturing of our units. We may decide to use services of other manufacturers in the future.

In February 2006, we entered into a marketing and sales agreement with Security Solutions International (SSI), pursuant to which SSI will market BSM-2000 in the United States. SSI provides training for law enforcement and anti terrorism forces and has agreed to feature BSM-2000 in their seminars and conferences. We had previously entered into an agreement with SSI for marketing of the BSM-2000 in Central and South America. In February 2006, we co-hosted a training session with SSI regarding the protection of government and privately owned buildings; the event was attended by law-enforcement and building security personnel. To date, we have not realized any leads or sales of BSM-2000 as a result of SSI's efforts and cannot guarantee that we will realize any sales through SSI soon, or at all.

In April 2006, in conjunction with SSI, we conducted a training session on "Intelligence Gathering and Terrorist Activities" at the Institute for Criminal Studies at the Broward Sheriff's office in Fort Lauderdale, Florida. Our speakers provided an overview on terrorism with weapons of mass destruction, their consequences and steps on how communities can be more alert and vigilant about possible biological, chemical, and nuclear attacks. While chemical and nuclear warfare are not our core competencies, the protocols used for pre and post event planning are very similar to those used in the event of a biological attack or any event that can cause mass casualties. We maintain close relationships with SSI and hope to collaborate on more training or marketing projects with them in the future. We cannot guarantee that our efforts and collaborations with SSI will lead to any sales of our products, our partners’ products, our consulting services, or any other one of our services. To date we have not recognized any revenues as a result of our partnerships with SSI.

In April 2007, we entered an agreement with SSI to sponsor a two-day seminar about protecting buildings against terror held in Washington, DC. As part of the agreement we will present Universal Detection and its services to the audience and exhibit our material throughout the conference.

In January and February of 2007 we received two purchase orders from SSI for one and five units of our anthrax test kits respectively.

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

In April 2006, we engaged Joseph Breen and Associates to prepare and submit an application for a contract under the US General Services Administration (GSA) schedule. The contract is aimed to enable US government agencies to purchase Universal Detection Technology's technology and services. The U.S. GSA is a federal management and procurement agency that provides products and services to the U.S. government. In the third quarter of 2006 GSA informed us that our application had some deficiencies that needed to be fixed. As a result, our offer was rejected. Joseph Breen & Associates has since prepared another application and submitted it to the GSA for review. To date we have not heard anything back regarding the status of our application and there is presently no guarantee that the Company will be awarded a contract under the GSA schedule. We have made several attempts to contact Joseph Breen and Associates and to obtain an update on the status of our application and have been unsuccessful. As such, we have decided to terminate our contract with Joseph Breen and Associates and retain the service of other consultants to obtain a GSA contract.

In May 2006, Joseph Breen & Associates informed the Company that it has started talks with the Pentagon regarding BSM-2000 and its potential for the US government. The Company has not presented its products and services to any representatives from the Pentagon and there is presently no guarantee that the Company will present or sell its solutions to Pentagon at any time in the future. To date, Joseph Breen & Associates has not informed the Company of any outcomes regarding the talks it has been held with the Pentagon. Furthermore, Joseph Breen & Associates has been unresponsive to Company’s calls and messages in the recent months.

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

In June 2006 the Company hired a part time mechanical engineer, with expertise in the field of instrument design, with the goal of gaining more control over the design and manufacturing of BSM-2000 as well as offering in-house advice on implementation of the Company’s technology and services. During his time with Universal Detection, the engineer traveled to Met One Instrument’s facilities and helped expedite the manufacturing of the second unit that was shipped to Europe pursuant to our purchase order. He also converted all the mechanical drawings into Solidworks and created solutions for reducing the moving parts of the device.

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

In the second quarter of 2006 the Company initiated a plan to expand its services to include security related consulting, event security, and counterterrorism training. In order to provide these services, the Company has employed a collaborative strategy where capable partners in various fields have been chosen to complement services and technologies offered by Universal Detection’s staff. The success of the Company’s new services and its new strategy depends, among other factors, on productive and close relationships between the Company and its partners, the reputation of its partners, the availability of its partners, and the viability of technologies offered by its partners. We are not certain that all these conditions will be met in the future and hence, we cannot make any guarantees about the success of our business strategy.

In April 2006 the Company employed services of the US Department of Commerce’s Commercial Service with the goal of promoting its products and services overseas. Pursuant to the agreement BSM-2000 was featured on the website of local Commercial Service websites in Australia, Singapore, Hong Kong, Indonesia, Belgium, Sweden, United Kingdom, South Africa, Qatar, Israel, Saudi Arabia, and Canada.

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

In September 2006, the Company conducted research on the status of readiness of buildings in the US to deal with a potential bio-terrorist attack. The findings of this research were published in a copyrighted paper that later became available for customers on the Company’s website and was also listed for sale on the internet store of Amazon.com. We have not sold any copies of this research report to date and we may never be able to sell any.

In October 2006, the Company entered into an agreement with Emergency Film Group to provide DVDs and Videos for training of emergency staff and law enforcement personnel. Pursuant to the agreement the Company shall utilize and distribute DVDs produced by Emergency Film Group to its customers and clients. The Company has been adding these DVDs, ranging from training videos on decontamination to incident command in the field and other emergency topics, to its services. The DVDs are available fore sale on the Company’s recently developed e-commerce store. While the Company shall try its best to market these DVDs alongside its other products and services there are no guarantees that it will be successful in selling any DVDs.

In December 2006, the Company entered a new agreement with the Department of Commerce’s Commercial Service to promote its newly developed e-commerce store internationally. Pursuant to this agreement Universal Detection Technology’s e-commerce store was featured on Commercial Service’s website in Australia, Malaysia, Singapore, Hong Kong, Indonesia, Philippines, Belgium, Denmark, Netherlands, Sweden, Ireland, United Kingdom, Jordan, South Africa, India, Qatar, Israel, Saudi Arabia, and Canada.

In December 2006, we received a purchase order for anthrax detection test kits from an Australian homeland security firm. The kits have been shipped and payment has been received. In late January 2007 we received a purchase order for 50 kits from the United States Army at the Dugway Proving Ground in Utah. Payment for these kits has been received and the kits have been shipped to the Army.

In January 2007 the Company entered into an agreement to sell sixty (60) million common shares at $0.03 per share to Innovative Marketing, Inc. (IMI) for a total of $1.8 million in cash equivalent credits. The cash equivalent credits may be used in combination with cash, to obtain, if and when available, on a best efforts basis, certain goods and services used in the daily ongoing business of the Company as well as providing the potential to satisfy certain other obligations of the Company from time and time. There is no guarantee that we will be able to utilize any of the credits.

INDUSTRY BACKGROUND

The attacks of September 11, 2001, and the subsequent spread of and potential future threat of anthrax spores have created a new sense of urgency in the public health systems across the world, and especially in the United States. During the 2001 anthrax attacks in the United States, emergency response personnel, clinicians, laboratories, and public health officials were overwhelmed by requests for evaluation of suspicious powders and by calls from patients concerned about exposures to bioterrorism agents. Systems designed to detect bioterrorism agents in clinical and environmental samples have become essential components of responses to both hoaxes and actual bioterrorism events. First responders and public health officials require sensitive and specific detection systems that can identify bioterrorism agents early enough to take actions that limit their spread.

The United States government has responded to this urgent need for preparedness against terrorism by establishing the Department of Homeland Security ("DHS"). The Department of Homeland Security is intended to consolidate the federal government's efforts to secure the homeland, with the primary goal being an America that is stronger, safer, and more secure.

The private sector also has responded to the need for preparedness against bioterrorism. A number of companies have developed or are in the process of developing various methods to detect harmful pathogens in the air through genetic analysis, including DNA or RNA analysis. In recent years, significant advances in molecular biology have led to the development of increasingly efficient and sensitive techniques for detecting and measuring the presence of a particular genetic sequence in a biological sample. Genetic testing involves highly technical procedures, including:

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

Universal Detection Technology has also situated itself to provide various counter-terrorism products services that can be complimentary to BSM-2000. These products and services include rapid anthrax detection test kits, training courses for first responders, event security, threat evaluation & consulting, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations. The Company’s anthrax detection kits can be used by emergency personnel to determine whether a white powder is actually anthrax or not. So far the company has sold these kits to both the US Army and private customers.

COMPANY PRODUCTS

The Company has situated itself to serve as a provider of counter terrorism products, consulting, and solutions with a focus on bioterrorism detection. The Company’s flagship product is an automated real-time bacterial spore detector, called BSM-2000, used for detection of abnormal levels of airborne endospores such as anthrax. In 2006, we expanded our product base to include small anthrax detection test kits, training material and references, training DVDs and videos, event security, research, and consulting.

Our BSM-2000, consists of the following four components:

o an air sampler for aerosol capture, which collects aerosolized particles on a fiber tape;
o thermal lysis for releasing the dipicolinic acid from the spores;
o reagent delivery via syringe pump; and
o a lifetime gated luminescence detection of the terbium-dipicolinate complex.

The BSM-2000 is designed to continuously monitor the air and measure the concentration of airborne bacterial spores. The testing intervals are adjustable to respond to varying client needs and can be as short as 15 minutes. Bacterial spores are captured on the glass fiber tape. Next, thermal lysis "pops" the endospores, releasing a chemical from inside the endospore called dipicolinic acid, which is unique to bacterial spores. Then, a syringe pump adds a drop of terbium containing solution to the tape on the location where the endospores were lysed. Finally, a lifetime gated photometer measures the resultant terbium dipicolinate luminescence intensity, which is proportional to the bacterial spore concentration on the tape. A large change in endospore concentration is a strong indication of an anthrax attack, because endospores are the means by which anthrax travels.

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

False positive results are problematic not only for the obvious reason relating to their level of accuracy, but also because of the cost and consequences of a false alarm. On one occasion, a false anthrax alarm shut down 11 postal facilities in the Washington D.C. area. BSM-2000 is designed to function as a stand-alone product to detect a likely Anthrax threat, but does not provide a testing mechanism for samples collected that trigger the device. The BSM-2000 device is designed to function as a complement to an existing bioterrorism detection device in places such as public buildings and stadiums. For example, BSM-2000 is designed to serve as a front-end monitor to a PCR-based device. In the case that our device detects a substantial increase in spore count, the PCR-based device would be employed to test the sample collected.

MARKETING AND SALES

Our sales and marketing plan includes strategic partnership agreements and retention of our in-house staff and outside consultants. The Company has retained the services of consultants to market BSM-2000 in the United States and internationally. In 2006 we continued to work closely with our international distributors to market our automatic detection systems to government and private entities outside of the U.S. We assigned a representative in Australia and sold our anthrax detection kits to an Australian homeland security firm. Through the efforts of our UK representative, we sold two units of BSM-2000 to the government of the UK. We have not sold any units in Singapore or in Italy but we plan to continue seeking sale leads and communicating with our representative in those regions to find new opportunities.

In the United States, we plan to continue presenting our technology at industry events and trade shows. We also retain domestic distributors and consultants to arrange meetings with and presentations to building owners and operators, government officials in charge of decisions for safety and security of government and private venues and buildings, homeland security officials, and security companies. The United States Army has purchased 50 of our anthrax detection test kits and we plan to try and sell more in 2007.

In 2006 we aggressively used the internet as a means for spreading the word about Universal Detection Technology and its products and services to the public. This strategy includes creation of an interactive and informational presence through our website and use of various third parties to bring traffic to our website. Although experimental, we have been successful in generating interest and traffic in Universal Detection and its services. We intend to do more internet marketing and search engine optimization activities in 2007.

We also plan to develop brand recognition for our company and for our product through attendance at national and international defense related exhibitions, use of print and video promotional materials, and by granting interviews to national and international news media.

MANUFACTURING

Currently, we do not have any manufacturing or distribution capabilities. We have been in discussions with two third-party contractors, Met One Instruments and Horiba Jobin Yvon, regarding the manufacturing of our BSM-2000. Met One and Horiba Jobin Yvon have each manufactured three units for us to date. We have no agreements and are not obligated to continue to work with any of our Original Equipment Manufacturers (OEM). As such, we may choose to work with other OEMs in the future.

RESEARCH AND DEVELOPMENT

Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product which initially we referred to as the Anthrax Smoke Detector, and which we renamed BSM-2000 on April 21, 2005. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device operates to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax. Under our agreement with JPL, we paid it approximately $250,000 for its services and we received an option to license all technology developed under the Technology Affiliates Agreement from Caltech. On September 30, 2003, we exercised our option and Caltech granted to us a worldwide exclusive license to the patent rights referenced in the Technology Affiliates Agreement and a worldwide nonexclusive license to rights in related proprietary technology. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2006, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. Pursuant to the terms of the license, we must pay four percent royalties on product sales in countries where a patent is issued and two percent royalties on product sales in countries where a patent is not issued, as well as 35 percent of net revenues received from sub-licensees. As of the date of this report we have not paid the minimum royalty of $10,000 due to Caltech on August 1, 2006. According to our license agreement with Caltech, Caltech shall have the right to terminate our license agreement and the rights and licenses granted to us if we fail to make any payment due including patent expense or minimum annual royalties for a period of fifteen days after receiving a second written notice from Caltech specifying our failure. To date we have not received any notices from Caltech with regards to our August 1, 2006 minimum annual royalty due of $10,000. Furthermore, we have reached an agreement with Caltech with regards to the payment of patent fees. This agreement is signed in the form of a second amendment to our license agreement with Caltech. Accordingly, we have agreed that we owe the amount of $86,318.48 for patent costs incurred by Caltech prior to December 1, 2006 and that this amount shall be paid to Caltech in ten monthly installments of $8,631.85. To date, we are up to date with the monthly installments called for in the second amendment to our license agreement with Caltech.

We spent $31,000, $12,125, $20,000, and $199,000 on research and development for the years ended December 31, 2006, 2005, 2004 and 2003, respectively. We paid the substantial majority of these amounts ($169,000 in fiscal 2003) to JPL under the Technology Affiliates Agreement. The $20,000 and additional $30,000 of research and development expenses incurred in 2004 and 2003 respectively, related to equipment allocated out of finished goods inventory for testing at JPL.

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

In 2005 we were engaged in discussions with Rutgers University to perform field testing for BSM-2000. Some time has passed and CAIT has not given us any guidance on if or when such testing will take place and the Company is pursuing alternatives for testing.

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

EMPLOYEES

As of December 31, 2006, we had a total of five employees. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

COMPETITION

We face intense competition from a number of companies that offer products in our targeted application areas. Our competitors may offer or be developing products superior to ours. From time to time, we have been required to reduce our research efforts while we seek to raise additional funds. Our competitors may be significantly better financed than us. There are various technological approaches available to our competitors and us that may be applicable to the detection of pathogens in the air, and the feasibility and effectiveness of these techniques has yet to be fully evaluated or demonstrated. Several companies provide or are in the process of developing instruments for detection of bioterrorism agents.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated March 9, 2007, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2006. We have experienced operating losses since the date of the auditors' report. Our auditor's opinion may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT OF A SUBSTANTIAL PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at December 31, 2006 we are in default on a portion of our debt totaling approximately $331,000, excluding accumulated interest of approximately $403,193. In the aggregate, as of December 31, 2006, we have approximately $1,379,000 in debt obligations, including interest, owing within the next 12 months. We cannot assure you that any of these note-holders will agree to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2007.

We do not anticipate generating significant sales of the BSM-2000 until after we complete all testing and modifications, which is contingent principally upon receipt of adequate funding and our ability to continue to form collaborative arrangements with qualified third parties to engage in that testing at nominal cost to us. We have not been profitable in the past years and had an accumulated deficit of approximately $33 million at December 31, 2006. We have not had revenues from sales of our products since the beginning of fiscal 2002, the commencement of development of our BSM-2000. During the fiscal years ended December 31, 2006 and 2005, we had losses of $2.7 million and $3.5 million, respectively. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2007.

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

OUR PRODUCTS MAY NOT BE COMMERCIALLY ACCEPTED WHICH WILL ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

Our ability to enter into the bioterrorism detection device market, establish brand recognition and compete effectively depends upon many factors, including broad commercial acceptance of our products. If our products are not commercially accepted, we will not recognize meaningful revenue and may not continue to operate. The success of our products will depend in large part on the breadth of information these products capture and the timeliness of delivery of that information. The commercial success of our products also depends upon the quality and acceptance of other competing products, general economic and political conditions and other factors, all of which can change and cannot be predicted with certainty. We cannot assure you that our new products will achieve market acceptance or will generate significant revenue.

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

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of December 31, 2006, we had outstanding options and warrants to purchase a total of 23,276,568 shares of common stock. Of these options and warrants, all have exercise prices at or above the recent market price of $0.007 per share (as of March 27, 2007) and none have exercise prices at or below this price.

WE USE A SIGNIFICANT PORTION OF OUR CASH ON HAND AND STOCK TO PAY CONSULTING FEES. WE MAY NOT RECEIVE THE BENEFIT WE EXPECT FROM THESE CONSULTANTS.

The consultants that we hire may not provide us with the level of services, and consequently, the operating results, we anticipate. We spent approximately $0.8 million and $0.5 million in consulting fees during the years ended December 31, 2006 and 2005, respectively, and utilized approximately 20 consultants during this period. The consultants we engage provide us with a variety of services.

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

The Patent application for "Methods and Apparatus for Assays of Bacterial Spores" was docketed to a new Examiner in early 2006, and thus prosecution began anew.  The inventor, patent attorney and the examiner continue to review the different claims.

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

THE BACTERIAL SPORE DETECTION TECHNOLOGY IS LICENSED TO US BY CALTECH. IF OUR LICENSE TERMINATES, OUR FUTURE PROSPECTS WOULD BE HARMED.

The loss of our technology license would require us to cease operations until we identify, license and integrate into our product another technology, if available. If we fail to fulfill any payment obligation under the terms of the license agreement or materially breach the agreement, Caltech may terminate the license. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. As of the date of this report we have not paid the minimum royalty of $10,000 due to Caltech on August 1, 2006. According to our license agreement with Caltech, Caltech shall have the right to terminate our license agreement and the rights and licenses granted to us if we fail to make any payment due including patent expense or minimum annual royalties for a period of fifteen days after receiving a second written notice from Caltech specifying our failure. To date we have not received any notices from Caltech with regards to our August 1, 2006 minimum annual royalty due of $10,000. Furthermore, we have reached an agreement with Caltech with regards to the payment of patent fees. This agreement is signed in the form of a second amendment to our license agreement with Caltech. Accordingly, we have agreed that we owe the amount of $86,318.48 for patent costs incurred by Caltech prior to December 1, 2006 and that this amount shall be paid to Caltech in ten monthly installments of $8,631.85. To date, we are up to date with the monthly installments called for in the second amendment to our license agreement with Caltech.

OUR STOCK PRICE IS VOLATILE.

The trading price of our common stock fluctuates widely and in the future may be subject to similar fluctuations in response to quarter-to-quarter variations in our operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the bioterrorism detection device industry in which we compete and other events or factors. In addition, in recent years, broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. These broad market fluctuations also may adversely affect the future trading price of our common stock.

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

POTENTIAL ANTI-TAKEOVER TACTICS AND RIGHTS AND PREFERENCES GRANTED THROUGH THE ISSUANCE OF PREFERRED STOCK RIGHTS MAY BE DETRIMENTAL TO COMMON SHAREHOLDERS.

We are authorized to issue up to 20,000,000 shares of preferred stock. The issuance of preferred stock does not require approval by the shareholders of our common stock. Our Board of Directors, in its sole discretion, has the power to issue preferred stock in one or more series and establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of preferred stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights, any of which rights and preferences may operate to the detriment of the shareholders of our common stock. Further, the issuance of any preferred stock having rights superior to those of our common stock may result in a decrease in the market price of the common stock and, additionally, could be used by our Board of Directors as an anti-takeover measure or device to prevent a change in our control.

150 shares of our preferred stock have been designated as Series A-1 Preferred Stock (the “Series A-1 Shares”) and have been issued to Mr. Jacques Tizabi, our President, Chief Executive Officer, Acting Chief Financial Officer, and Chairman of the Board of Directors. The Series A-1 Shares entitle Mr. Tizabi to 1,000,000 votes per share, which shall vote together with the common stock of the Company for all purposes, except where a separate vote of the classes of capital stock is required by California law. The aggregate value of the 150 shares issued to Mr. Tizabi is $50,000. The shares have a liquidation value, as described in the Company’s Articles of Incorporation, of $50,000.  Mr. Tizabi is prohibited, by agreement with the Company, from transferring or selling such stock, or any interest in such stock for so long as the shares are outstanding. In the manners discussed above, the rights and preferences of the Series A-1 Shares may operate to the detriment of our common shareholders.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently do not own any property. As of February 2004, we moved our corporate headquarters to 9595 Wilshire Blvd., Suite 700, Beverly Hills, California, an office space then leased by Astor Capital, Inc., a company owned 50% by our President and Chief Executive Officer and 50% by our Vice President of Global Strategy. In November 2004, we entered into an agreement pursuant to which we assumed the lease from Astor. This space, which is approximately 3,245 square feet, is adequate for our current needs. The lease requires $231,930 in minimum payments through October 2008. We plan to lease property for our testing facility as our business demands require in the future.

ITEM 3. LEGAL PROCEEDINGS

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement"). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement.

On April 19, 2006, Plaintiffs Steven P Sion and Sion Consulting, Inc., a Nevada corporation, instituted an action in the Los Angeles Superior Court (Sion v. Universal Detection Technology Corporation, et. al.; Central District Case No. BC350942) against Defendants Universal Detection Technology Corporation, Albert E. Gosselin, Jr., Roy Peterson, Greg Edwards, Bombay Consortium, Inc., Howard Sperling, Assisted Care, Inc.  As to Universal Detection, Plaintiffs alleged claims for:  (1) Breach of Contract; (2) Fraud, (3) Negligent Misrepresentation; and (4) Conspiracy in relation to the sale of Dasibi Environmental Corp.  Plaintiffs seek an unspecified amount of compensatory, general and punitive damages against all Defendants.  On July 17, 2006, Universal Detection timely filed an Answer to the Complaint.  Universal Detection strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, discovery has commenced, but no trial date has been set.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff’s Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,448.54.  Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid.  In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff.

On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc.  v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.’s Complaint alleged breach of contract, and requested damages in the amount of $111,014.34 plus interest at the legal rate and for costs of suit.  UDT strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, discovery has commenced, but no trial date has been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol “UDTT.” The following table sets forth the high and low bid information of our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years and the subsequent interim period, as reported by the OTC Bulletin Board. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Period
		High Bid	Low Bid
2005	First Quarter	0.40	0.19
	Second Quarter	0.28	0.12
	Third Quarter	0.25	0.13
	Fourth Quarter	0.24	0.08

2006	First Quarter	0.14	0.06
	Second Quarter	0.08	0.02
	Third Quarter	0.181	0.007
	Fourth Quarter	0.0175	0.004

2007	First Quarter	0.011	0.0042

As of April 5, 2007, we had 1,336 shareholders of record of our common stock.

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

SALES OF UNREGISTERED SECURITIES

During fiscal 2006, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

•	During 2006, we issued 32,442,091 shares of common stock to employees for services valued at approximately $271,000.
•	During 2006, we issued 17,528,382 shares of common stock to various consultants that were valued at approximately $552,000.
•
During 2006, we issued 6,122,470 shares of common stock for the exercise of warrants. We received $366,500 in proceeds and $552,000 was used to pay off outstanding obligations direct by the warrant holders.

•
During 2007, we issued 150 shares of our preferred stock designated as Series A-1 Preferred Stock to Mr. Jacques Tizabi. The aggregate value of the shares is $50,000. In addition, we granted Mr. Tizabi an option to purchase 100,000,000 shares of our common stock at an exercise price of $0.01 per share, for a term of five years.  The option is fully vested and immediately exercisable. Previously, we had issued to Mr. Tizabi 100,000,000 shares of common stock in exchange for the cancellation of indebtedness owed to him. However, we subsequently determined to cancel such issuance, and issue in lieu thereof, the shares of Series A-1 Preferred Stock and the option described above.

INVESTMENT AGREEMENT WITH EUROPEAN EQUITY GROUP

On February 13, 2006 we entered into an Investment Agreement with European Equity Group ("European"), for the future issuance and purchase of shares of our common stock. This Investment Agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility.

In general, the drawdown facility operates as follows: European, has committed to provide us up to $10,000,000 as we request it over a 36 month period, in return for common stock we issue to European. We, in our sole discretion, may during the Open Period deliver a "put notice" (the "Put Notice") to European which states the dollar amount which we intend to sell to European on the Closing Date. The Open Period is the period beginning on the trading day after the Registration Statement is declared effective (the "Effective Date") and which ends on the earlier to occur of 36 months from the Effective Date or termination of the Investment Agreement in accordance with its terms. The Closing Date shall mean no more than 7 trading days following the Put Notice Date. The Put Notice Date shall mean the Trading Day immediately following the day on which European receives a Put Notice, however a Put Notice shall be deemed delivered on (a) the Trading Day it is received by facsimile or otherwise by European if such notice is received prior to 9:00 am EST, or (b) the immediately succeeding Trading Day if it is received by facsimile or otherwise after 9:00 am EST on a Trading Day.

The amount that we shall be entitled to Put to European shall be equal to, at our election, either: (A) Two Hundred percent (200%) of the average daily volume (U.S. market only) of the Common Stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date, or (B) One Hundred Thousand dollars ($100,000). During the Open Period, we shall not be entitled to submit a Put Notice until after the previous Closing has been completed. The Purchase Price for the Common Stock identified in the Put Notice shall be equal to ninety-three percent (93%) of the lowest closing Best Bid price of the Common Stock during the Pricing Period. The Pricing Period is the period beginning on the Put Notice Date and ending on and including the date that is 5 trading days after such Put Notice Date.

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

The Investment Agreement expires (a) when European has purchased an aggregate of $10,000,000 of our Common Stock or (b) 36 months after the Effective Date of the registration statement (May 12, 2006) of, whichever occurs earlier.

As of March 31, 2007, 96,280,919 shares have been issued under the agreements for an aggregate price of $681,491. We received proceeds of $439,000. The remaining $242,491 was used to pay off outstanding notes payable and accrued interest directly by European.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding awards made through equity compensation plans, through December 31, 2006, for our last fiscal year.

Plan Category	Number of securities to be issued upon exercises of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities available for future plan issuance

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders
2006 Stock Compensation Plan	7,500,000 (1)	N/A	0
2006 Consultant Stock Plan	25,000,000 (1)	N/A	0
2006-II Consultant Stock Plan	37,500,000 (1)	N/A	342,965

(1) Represents total number of shares of common stock originally authorized for stock grants. Stock option grants were not authorized.

On February 13, 2006, our Board of Directors adopted the 2006 Stock Compensation Plan (the "Plan"). The Plan authorizes common stock grants to our non-executive employees, professional advisors and consultants. We reserved 7,500,000 shares of our common stock for awards to be made under the Plan. The Plan is to be administered by our Board of Directors, or by any committee to which such duties are delegated by the Board.

On June 29, 2006, our Board of Directors adopted the 2006 Consultant Stock Plan (the "2006 Plan"). The 2006 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 25,000,000 shares of our common stock for awards to be made under the 2006 Plan. The 2006 Plan is to be administered by a committee of one or more members of our Board of Directors.

On November 22, 2006, our Board of Directors adopted the 2006-II Consultant Stock Plan (the "2006-II Plan"). The 2006-II Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 37,500,000 shares of our common stock for awards to be made under the 2006-II Plan. The 2006-II Plan is to be administered by a committee of two or more members of our Board of Directors.

With respect to each of the above Plans, and subject to the provisions of each Plan, the Board and/or committee shall have authority to (a) grant, in its discretion, stock awards; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; (d) construe and interpret the Plans; (e) promulgate, amend and rescind rules and regulations relating to its administration, and correct defects, omissions and inconsistencies in the Plans or any grants; (f) consistent with the Plans and with the consent of the participant, amend any outstanding grant; and (g) make all other determinations necessary or advisable for the Plans’ administration. The interpretation and construction by the Board of any provisions of the Plans shall be conclusive and final.

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

OVERVIEW

We are engaged in the research and development of bioterrorism detection devices. Our strategy is to identify qualified strategic partners with whom to collaborate in order to develop commercially viable bioterrorism detection devices. Consistent with this strategy, in August 2002, we entered into a Technology Affiliates Agreement with NASA’s Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bioterrorism detection equipment. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product named BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax.

Our management continues to gain expertise in anti-terrorism techniques and solutions. Through our partnership with Security Solutions International, we have begun providing training seminars on terrorism detection and response methods. The seminars are designed for security officials, building safety managers, and law enforcement personnel. Our first such seminar was held on April 6 and 7 2006 at the Institute for Criminal Studies at the Broward Sheriff's Office in Fort Lauderdale, Florida.

In 2006 we have realized revenues of $111,515 from sales of BSM-2000. We have incurred losses for the fiscal years ended December 31, 2006 and 2005 in the approximate amounts of $2.7 million and $3.5million, respectively, and have an accumulated deficit of $32.7 million as of December 31, 2006. At December 31, 2006, we were in default on certain debt obligations totaling approximately $331,000, in addition to accumulated interest of approximately $403,000. We require approximately $1.4 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. However, during the past 12 months, management spent the substantial majority of its time on sales and marketing of Company’s products and services in target markets. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a fair price. We actively continue to pursue additional equity or debt financing, but cannot provide any assurances that it will be successful. If we are unable to pay our debts as they becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives.

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

In 2006, we have followed a diversification strategy pursuant to which we have added various other services to our BSM-2000, biological detection system. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, training courses, and event security to our services. Such services are intended to diversify and expand our customer base. To date, we have provided event security for a fashion debut event. Our consulting services and training courses have not been sold to date and there is no guarantee that any of them will be demanded and sold in the market in the future. Also in 2006, through a partnership with Emergency Film Group, we have featured several training references and DVDs available for sale on our website. These DVDs are used by first responders and security personnel for training purposes. To date we have not sold any of these DVDs and there is no guarantee that we will sell any in the future.

We plan to seek and find third parties interested in collaborating on further research and development on BSM-2000. Such research shall be aimed at making BSM-2000 more user-friendly, developing a less complicated interface and software, designing a lighter casing, and some cosmetics. The ideal third party collaborator would also assist us in marketing BSM-2000 more aggressively. There is no guarantee that any such collaborators will be found and, if found, that this strategy will be successful. The current version of BSM-2000 is fully functional and available for sale. To date, we have sold two units to the Government of the United Kingdom and we intend to develop a more wide-spread use for BSM-2000 through our planned collaborative research, development, sales, and marketing efforts.

We were engaged in discussions with Rutgers University to perform field-testing. Some time has passed and CAIT has not given us any guidance on if or when such testing will take place and the Company is pursuing alternatives for testing.

In the second quarter of 2006, we updated our price list for BSM-2000. In evaluating the market demand for BSM-2000. Our new list price for BSM-2000 is $109,000. We also constructed two separate customer accounts called National and Key accounts. A Key account represents small to medium customers and resellers of BSM-2000 who purchase or intend to purchase a minimum of 3 to 5 units of BSM-2000 annually. This category of customers receives a 10% discount from list prices. A National account represents medium to large customers and resellers of BSM-2000 who purchase or intend to purchase more than 5 units of BSM-2000 annually. This category of customers receives a 20% discount from list prices. As such Key account and National account customers can purchase BSM-2000 for $98,000 and $87,000 per unit respectively.

The manufacturing on BSM-2000 is outsourced to Original Equipment Manufacturers (OEM). We do not have any in-house manufacturing capabilities and do not intend to develop any until we reach high volumes of sales of BSM-2000 that would justify such facilities. To date we have used services of 2 OEMs for manufacturing of our units. We may decide to use services of other manufacturers in the future.

In February 2006, we entered into a marketing and sales agreement with Security Solutions International (SSI), pursuant to which SSI will market BSM-2000 in the United States. SSI provides training for law enforcement and anti terrorism forces and has agreed to feature BSM-2000 in their seminars and conferences. We had previously entered into an agreement with SSI for marketing of the BSM-2000 in Central and South America. In February 2006, we co-hosted a training session with SSI regarding the protection of government and privately owned buildings; the event was attended by law-enforcement and building security personnel. To date, we have not realized any leads or sales of BSM-2000 as a result of SSI's efforts and cannot guarantee that we will realize any sales through SSI soon, or at all.

In April 2006, in conjunction with SSI, we conducted a training session on "Intelligence Gathering and Terrorist Activities" at the Institute for Criminal Studies at the Broward Sheriff's office in Fort Lauderdale, Florida. Our speakers provided an overview on terrorism with weapons of mass destruction, their consequences and steps on how communities can be more alert and vigilant about possible biological, chemical, and nuclear attacks. While chemical and nuclear warfare are not our core competencies, the protocols used for pre and post event planning are very similar to those used in the event of a biological attack or any event that can cause mass casualties. We maintain close relationships with SSI and hope to collaborate on more training or marketing projects with them in the future. We cannot guarantee that our efforts and collaborations with SSI will lead to any sales of our products, our partners’ products, our consulting services, or any other one of our services. To date we have not recognized any revenues as a result of our partnerships with SSI.

In April 2007, we entered an agreement with SSI to sponsor a two-day seminar about protecting buildings against terror held in Washington, DC. As part of the agreement we will present Universal Detection and its services to the audience and exhibit our material throughout the conference.

In January and February of 2007 we received two purchase orders from SSI for one and five units of our anthrax test kits respectively.

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

In April 2006, we engaged Joseph Breen and Associates to prepare and submit an application for a contract under the US General Services Administration (GSA) schedule. The contract is aimed to enable US government agencies to purchase Universal Detection Technology's technology and services. The U.S. GSA is a federal management and procurement agency that provides products and services to the U.S. government. In the third quarter of 2006 GSA informed us that our application had some deficiencies that needed to be fixed. As a result, our offer was rejected. Joseph Breen & Associates has since prepared another application and submitted it to the GSA for review. To date we have not heard anything back regarding the status of our application and there is presently no guarantee that the Company will be awarded a contract under the GSA schedule. We have made several attempts to contact Joseph Breen and Associates and to obtain an update on the status of our application and have been unsuccessful. As such, we have decided to terminate our contract with Joseph Breen and Associates and retain the service of other consultants to obtain a GSA contract.

In May 2006, Joseph Breen & Associates informed the Company that it has started talks with the Pentagon regarding BSM-2000 and its potential for the US government. The Company has not presented its products and services to any representatives from the Pentagon and there is presently no guarantee that the Company will present or sell its solutions to Pentagon at any time in the future. To date, Joseph Breen & Associates has not informed the Company of any outcomes regarding the talks it has been held with the Pentagon. Furthermore, Joseph Breen & Associates has been unresponsive to Company’s calls and messages in the recent months.

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

In June 2006 the Company hired a part time mechanical engineer, with expertise in the field of instrument design, with the goal of gaining more control over the design and manufacturing of BSM-2000 as well as offering in-house advice on implementation of the Company’s technology and services. During his time with Universal Detection, the engineer traveled to Met One Instrument’s facilities and helped expedite the manufacturing of the second unit that was shipped to Europe pursuant to our purchase order. He also converted all the mechanical drawings into Solidworks and created solutions for reducing the moving parts of the device

In May 2006 the Company posted a letter to shareholders from its Chief Executive Officer, Mr. Jacques Tizabi, outlining its business and marketing plans. Among other topics, the letter covered marketing of BSM-2000, threat of terrorism, international distribution, expansion into counterterrorism training, and expansion into non-terror related services in the future. The materials included in this shareholder letter were mostly forward-looking and were for informational purposes only. The Company makes no guarantees that any or all parts of such plans may materialize in the future.

In the second quarter of 2006 the Company initiated a plan to expand its services to include security related consulting, event security, and counterterrorism training. In order to provide these services, the Company has employed a collaborative strategy where capable partners in various fields have been chosen to complement services and technologies offered by Universal Detection’s staff. The success of the Company’s new services and its new strategy depends, among other factors, on productive and close relationships between the Company and its partners, the reputation of its partners, the availability of its partners, and the viability of technologies offered by its partners. We are not certain that all these conditions will be met in the future and hence, we cannot make any guarantees about the success of our business strategy.

In April 2006 the Company employed services of the US Department of Commerce’s Commercial Service with the goal of promoting its products and services overseas. Pursuant to the agreement BSM-2000 was featured on the website of local Commercial Service websites in Australia, Singapore, Hong Kong, Indonesia, Belgium, Sweden, United Kingdom, South Africa, Qatar, Israel, Saudi Arabia, and Canada.

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

In September 2006, the Company conducted a research on the status of readiness of buildings in the US to deal with a potential bio-terrorist attack. The findings of this research were published in a copyrighted paper that later became available for customers on Company’s website and was also listed for sale on the internet store of Amazon.com. We have not sold any copies of this research report to date and we may never be able to sell any.

In October 2006, the Company entered into an agreement with Emergency Film Group to provide DVDs and Videos for training of emergency staff and law enforcement personnel. Pursuant to the agreement the Company shall utilize and distribute DVDs produced by Emergency Film Group to its customers and clients. The Company has been adding these DVDs, ranging from training videos on decontamination to incident command in the field and other emergency topics, to its services. The DVDs are available fore sale on Company’s recently developed e-commerce store. While the Company shall try its best to market these DVDs alongside its other products and services there are no guarantees that it will be successful in selling any DVDs.

In December 2006, the Company entered a new agreement with the Department of Commerce’s Commercial Service to promote its newly developed e-commerce store internationally. Pursuant to this agreement Universal Detection Technology’s e-commerce store was featured on Commercial Service’s website in Australia, Malaysia, Singapore, Hong Kong, Indonesia, Philippines, Belgium, Denmark, Netherlands, Sweden, Ireland, United Kingdom, Jordan, South Africa, India, Qatar, Israel, Saudi Arabia, and Canada.

In December 2006, we received a purchase order for anthrax detection test kits from an Australian homeland security firm. The kits have been shipped and payment has been received. In late January 2007 we received a purchase order for 50 kits from the United States Army at the Dugway Proving Ground in Utah. Payment for these kits has been received and the kits have been shipped to the Army.

In January 2007 the Company entered into an agreement to sell sixty (60) million common shares at $0.03 per share to Innovative Marketing, Inc. (IMI) for a total of $1.8 million in cash equivalent credits. The cash equivalent credits may be used in combination with cash, to obtain, if and when available, on a best efforts basis, certain goods and services used in the daily ongoing business of the Company as well as providing the potential to satisfy certain other obligations of the Company from time and time. There is no guarantee we will be able to use any of the credits.

PLAN OF OPERATION

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

We have diversified our activities and plan to engage more in value added services to complement our bioterrorism detection technologies. We have received a purchase order for two units of BSM-2000 and have manufactured and delivered one of the machines. We plan to provide installation and training services upon delivery of the second unit.

Additionally, through our collaboration with third parties we have expanded our services to include training services for bio-terrorism detection to first responders and emergency personnel. In 2006, we have created an e-commerce store that features DVDs and training references for counter terrorism training, emergency response, site management and control, and other emergency related topics. We have also conducted brief research in the area of counter terrorism with a focus on bio-terrorism and have published the report. We plan to engage in more research activities with the goal of finding valuable insights about the status of Nation’s preparedness for bio-terrorism and we plan to share our findings with public. In 2006, we initiated a building security survey with the goal of analyzing the status and safety of buildings in the US. To date, we have not had enough respondents to make the project’s finding statistically viable. We are planning to seek more respondents and to complete the research. There is no guarantee that we will be able to obtain enough survey responses.

LIQUIDITY AND CAPITAL RESOURCES

We require approximately $3.2 million in the next 12 months to repay debt obligations and execute our business plan. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our uses of capital during the next 12 months principally will be for:

o administrative expenses, including salaries of officers and other employees we plan to hire;

o repayment of debt;

o sales and marketing;

o product testing and manufacturing; and

o expenses of professionals, including accountants and attorneys.

To maintain our license with Caltech, a minimum annual royalty of $10,000 is due to Caltech on each year on August 1, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. Pursuant to the terms of the license, we must pay 4% royalties on product sales in countries where a patent is issued and 2% royalties on product sales in countries where a patent is not issued, as well as 35% of net revenues received from sublicensees. As of the date of this report we have not paid the minimum royalty of $10,000 due to Caltech on August 1, 2006. According to our license agreement with Caltech, Caltech shall have the right to terminate our license agreement and the rights and licenses granted to us if we fail to make any payment due including patent expense or minimum annual royalties for a period of fifteen days after receiving a second written notice from Caltech specifying our failure. To date we have not received any notices from Caltech with regards to our August 1, 2006 minimum annual royalty due of $10,000. Furthermore, we have reached an agreement with Caltech with regards to the payment of patent fees. This agreement is signed in the form of a second amendment to our license agreement with Caltech. Accordingly, we have agreed that we owe the amount of $86,318.48 for patent costs incurred by Caltech prior to December 1, 2006 and that this amount shall be paid to Caltech in ten monthly installments of $8,631.85. To date, we are up to date with the monthly installments called for in the second amendment to our license agreement with Caltech.

Our working capital deficit at December 31, 2006, was $3,345,242. Our independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2006. We require approximately $1.4 million to repay indebtedness including interest in the next 12 months. As a condition to completing our private placement in July 2004, we agreed not to use any of the proceeds to repay debt outstanding at the time of the closing of the offering, or to pay accrued but unpaid salary to our Chief Executive Officer, or our monthly consulting fee under our Agreement for Investment Banking and Advisory Services with Astor Capital, Inc. We terminated this agreement effective September 30, 2004. As of December 31, 2006, we owed our Chief Executive Officer $830,725 of accrued but unpaid salary under his employment agreement. The following provides the principal terms of our outstanding debt as of December 31, 2006:

o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of December 31, 2006, we have $353,910 accrued for including interest in anticipation of settling these notes.

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9.012% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At December 31, 2006, there was $161,000 principal amount (and $35,164 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At December 31, 2006, there was $74,500 principal amount (and $21,127 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One from an unaffiliated party evidenced by two promissory notes in the aggregate principal amount of $35,000, due September 10, 2002, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 10% per annum. As of December 31, 2006, we owed $15,944 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $75,000, due on May 10, 2003, and verbally extended to a date to be mutually agreed upon by the parties, with interest at the rate of 18% per annum. As of December 31, 2006 we owed $4,821 in interest on this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 10, 2005 with an interest rate of 12% per annum. As of December 31, 2006, there was $20,000 principal amount remaining on this note. We did not make our scheduled payment under this note in November 2005. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 31, 2005 with an interest rate of 12% per annum. As of December 31, 2006, we owed $10,000 in interest on this note. We did not make our scheduled payment under this note in July 2005. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 31, 2005 with an interest rate of 15% per annum. As of December 31, 2006, we owed $6,413 in interest on this note. We did not make our scheduled payment in August 2005. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 31, 2005 with an interest rate of 10% per annum. As of December 31, 2006, we owed $6,375 in interest on this note. We did not make our scheduled payment under this note in July 2005. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on October 30, 2005 with an interest rate of 12% per annum. We agreed to issue 100,000 shares of common stock to the noteholder as additional consideration for extending credit to us. As of December 31, 2006 we owed $4,800 in interest on this note. We did not make our scheduled payment on October 30, 2005. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 15, 2005 with an interest rate of 12% per annum. We agreed to issue 50,000 shares of common stock to the noteholder as additional consideration for extending credit to us. As of December 31, 2006 we owed $9,900 in interest on this note and the shares have not yet been issued. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on December 31, 2005 with an interest rate of 12% per annum. We agreed to issue 30,000 shares of common stock to the noteholder as additional consideration for extending credit to us which have not been issued. As of December 31, 2006 there was $2,400 principal amount (and $216 in interest) remaining on this note. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on November 13, 2005 with an interest rate of 12% per annum. We agreed to issue 200,000 shares of common stock to the noteholder as additional consideration for extending credit to us. This note has not been repaid and we are in default. As of December 31, 2006 we owed $12,150 in interest on this note and the shares have not yet been issued. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on December 20, 2005 with an interest rate of 12.5% per annum. As of December 31, 2006 we owed $1,950 in interest. We did not make our scheduled payment on December 20, 2005. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of December 31, 2006 we owed $10,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on May 17, 2006 with an interest rate of 12.5% per annum. As of December 31, 2006 we owed $1,664 in interest. We did not make our scheduled payment on May 17, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on May 26, 2006 with an interest rate of 12.5% per annum. As of December 31, 2006 we owed $2,344 in interest. We did not make our scheduled payment on May 26, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $14,975 due on August 31, 2006 with an interest rate of 12.5% per annum. As of December 31, 2006 we owed $624 in interest. We did not make our scheduled payment on August 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on August 21, 2006 with an interest rate of 12.5% per annum. As of December 31, 2006 we owed $1,042 in interest. We did not make our scheduled payment on August 21, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $44,256 due on October 17, 2008 with an interest rate of 16.75% per annum. As of December 31, 2006 we owed $36,153 in principal amount on this note.

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

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. During the years ended December 31, 2006 and 2005, the Company received gross proceeds of approximately $0.8 million and $0.9 million, respectively, from the sale of equity and debt securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for the year ended December 31, 2006, as set forth below, are included with this Annual Report on Form 10-KSB. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

AJ. ROBBINS, P.C.
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee
Universal Detection Technology
Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Universal Detection Technology and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Detection Technology and Subsidiaries as of December 31, 2006, and the results of its consolidated operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles in the United States of America.

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

AJ. ROBBINS, PC
CERTIFIED PUBLIC ACCOUNTANTS

DENVER, COLORADO
March 9, 2007, except for Note 12 which is dated March 28, 2007

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
December 31, 2006

CURRENT ASSETS:
Cash and cash equivalents	$18,113
Restricted cash and certificate of deposit	62,307
Prepaid expenses and other current assets	37,971

Total current assets	118,391

Deposits	10,226
Equipment, net	82,400
Patent Costs	117,341

Total assets	$328,358

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable, trade	$708,198
Accrued liabilities	1,374,127
Notes payable - related party	2,500
Notes payable	975,615
Accrued interest expense	403,193

Total current liabilities	3,463,633

Notes payable	19,153

Total liabilities	3,482,786

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	-
Common stock, no par value, 480,000,000 shares authorized,177,409,099 shares issued and outstanding	25,483,357
Additional paid-in-capital	4,101,605
Accumulated (deficit)	(32,739,390)

Total stockholders' equity (deficit)	(3,154,428)

Total liabilities and stockholders' (deficit)	$328,358

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005

REVENUE	$111,515	$-
COST OF GOODS SOLD	97,190	-

GROSS PROFIT	14,325	-

OPERATING EXPENSES:
Selling, general and administrative	2,259,685	2,852,161
Marketing	174,143	358,690
Research and development	31,338	12,125
Depreciation	24,727	23,129

Total expenses	2,489,893	3,246,105

(LOSS) FROM OPERATIONS	(2,475,568)	(3,246,105)

OTHER INCOME (EXPENSE):
Interest income	973	3,621
Interest expense	(211,269)	(200,700)
Amortization of loan fees	(16,926)	(91,985)

Net other income (expense)	(227,222)	(289,064)

(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(2,702,790)	(3,535,169)

INCOME TAX EXPENSE	-	-

NET (LOSS)	$(2,702,790)	$(3,535,169)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:	$(0.03)	$(0.07)

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED	86,650,120	51,766,178

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Shares	Common Stock Amount	Additional Paid-in-Capital	Accumulated (Deficit)	Total Stockholders' (Deficit)

BALANCE, DECEMBER 31, 2004	49,867,159	$22,462,380	$3,730,700	$(26,501,431)	$(308,351)

Stock issued in private placements, net of offering costs of $32,942	1,373,928	158,479	-	-	158,479
Exercise of warrants	100,000	19,000	-	-	19,000
Stock issued for services	4,372,279	547,636	-	-	547,636
Stock issued for loan fees	100,000	15,000	-	-	15,000
Warrants issued for services	-	-	358,594	-	358,594
Warrants issued as loan fees	-	-	12,311	-	12,311
Net (loss) for the year	-	-	-	(3,535,169)	(3,535,169)

	55,813,366	23,202,495	4,101,605	(30,036,600)	(2,732,500)

Stock issued under investment agreement	65,452,790	534,991	-	-	534,991
Exercise of warrants	6,122,470	918,371	-	-	918,371
Stock issued for services	49,970,473	823,000	-	-	823,000
Stock issued in settlement	50,000	4,500	-	-	4,500
Net (loss) for the year	-	-	-	(2,702,790)	(2,702,790)

	177,409,099	$25,483,357	$4,101,605	$(32,739,390)	$(3,154,428)

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(2,702,790)	$(3,535,169)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Stock issued for settlement	4,500
Stock issued for services	541,550	299,592
Stock issued for compensation to employees	271,450	248,044
Stock issued as loan fees	-	15,000
Warrants granted for services	-	358,594
Warrants granted for loan fees	-	12,311
Depreciation and amortization	24,727	23,129

Changes in operating assets and liabilities:	.	.
Assets held for sale	50,369	(3,797)
Patent Costs	(86,319)
Deferred interest	-	24,300
Prepaid expenses	490,002	585,343
Accounts payable	292,730	229,004
Accrued expenses	228,757	358,058
Accrued interest	186,226

Net cash (used in) operating activities	(698,798)	(1,385,591)

CASH FLOWS (TO) INVESTING ACTIVITIES:

Purchase of equipment	-	(20,778)
Redemption of certificates of deposit	-	252,340
(Increase) in restricted cash	19,056	21,479

Net cash provided by investing activities	19,056	253,041

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Bank overdraft	(1,113)	1,113
Proceeds from issuance of common stock	764,500	210,420
Payment of offering costs	-	(32,942)
Payments in advance of warrants being granted	-	20,000
Payments of capital lease	-	(2,317)
Proceeds from notes payable	89,975	511,000
Proceeds from notes payable - related party	13,819	173,353
Payments on notes payable	(45,702)	(154,000)
Payments on notes payable - related party	(136,872)	(47,800)

Net cash provided by financing activities	684,607	678,827

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,865	(453,723)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,248	466,971

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,113	$13,248

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid	$20,648	$-

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 - BUSINESS ACTIVITY

Universal Detection Technology, a California corporation, primarily designed, manufactured and marketed air pollution monitoring instruments. Beginning in 2002, the Company has focused its research and development efforts in developing a real time biological weapon detection device. To accelerate development of its initial biological weapon detection device, the Company has developed and is implementing a collaborative partnering strategy. Under this strategy, the Company identifies and partners with researchers and developers. The Company has entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its bio-terrorism detection equipment. The Company has also entered a license agreement with the California Institute of Technology ("CalTech"), which grants the Company licensed patent rights to technology that was developed under the Technology Affiliates Agreement with JPL.  During 2006, the Company expanded its services to include security related consulting, event security and counterterrorism training. This includes providing DVD”s and Videos for training of emergency staff and law enforcement personnel and sales of anthrax detection test kits.

GOING CONCERN AND MANAGEMENT'S PLANS

As of December 31, 2006, the Company had a working capital deficit of $3,345,242 and a capital deficit of $3,154,428. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its efforts to raising capital, and to the development, field testing and marketing of its bio-terrorism detection device, known as BSM-2000. The Company entered into a technology affiliates agreement and a license agreement with Caltech, which resulted in the unveiling of the first functional prototype of its BSM-2000 in May 2004. Although the Company continues to engage in testing of BSM-2000 to improve its functionality, BSM-2000 is currently available for sale.

The Company has entered into various agreements with distribution partners as well as commercial real estate consultants to initiate sales and develop relationships to raise awareness of the Company’s products in the United States, Europe and Asia.

The Company has been considering sponsoring researchers at JPL to work with the inventor of its bacterial spore detection technology to perform the tasks of quality assurance and research and development. Implementation of this plan is dependent on the Company’s ability to secure adequate funding and to date the Company has not been able to initiate this program.

In 2006, the Company has attempted to diversify its products and services by offering various other services in addition to its BSM-2000, biological detection system. By combining in-house experience and knowledge and outside expertise offered by various consultants and third parties, the Company has added threat evaluation and consulting services, training courses, and event security to its services. Such services are intended to diversify and expand the customer base. To date, the Company has provided event security for a fashion debut event, but has only generated a nominal amount of revenue. Consulting services and training courses have not been sold to date. Also in 2006, through a partnership with Emergency Film Group, the Company has featured several training references and DVDs available for sale on its website. These DVDs may be used by first responders and security personnel for training purposes. The Company has not sold any of these products to date.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company plans to seek third parties interested in collaborating on further research and development of the BSM-2000. The research will be to make the BSM-2000 more user-friendly, developing a less complicated interface and software, designing a lighter casing, and some cosmetic changes.

In February 2006, the Company entered into a marketing and sales agreement with Security Solutions International (SSI), pursuant to which SSI will market BSM-2000 in the United States. In February 2006, the Company co-hosted a training session with SSI regarding the protection of government and privately owned buildings. In April 2006, in conjunction with SSI, the Company conducted a training session on "Intelligence Gathering and Terrorist Activities" at the Institute for Criminal Studies at the Broward Sheriff's office in Fort Lauderdale, Florida.

The Company maintains close relationships with SSI and hopes to collaborate on more training or marketing projects with them in the future. In January and February of 2007 the Company received two purchase orders from SSI for one and five units of our anthrax test kits respectively.

During 2006, the Company sold two units the BSM-2000 Anthrax Detection Systems to the government of the United Kingdom. The Company shipped both units and payment for both has been received and the Company has no further obligations under the sales agreement. During the first quarter of 2007, the Company shipped anthrax detection kits under various purchase agreements for proceeds of $550.

In an effort to raise capital for the execution of its business plan, in January 2006 the Company entered into an agreement with 66 on its warrant holders, holding a total of 6,122,470 Company warrants, to exchange their warrants with new ones with a new exercise price of $0.15. The exchanged warrants were subsequently re-priced and assigned to new investors. The new investors can exercise the warrants at a newly set price of $0.15. As of December 31, 2006 the company had received exercise notices for all 6,122,470 outstanding warrants from the new investors, with proceeds of $918,371. The Company received $346,500 cash and the remaining $571,871 was paid directly to note holders for repayment of outstanding notes payable and accrued interest during 2006.

In February 2006, the Company entered into an Investment Agreement with a third party, for the future issuance and purchase of shares of its common stock. This Investment Agreement is an arrangement similar to an equity line of credit or an equity drawdown facility. The Company will be provided up to $10,000,000, as requested over a 36 month period. The Company may during the Open Period (36 months) deliver a “put notice” to the investor which states the dollar amount the Company intends to sell its stock. The amount that the Company is entitled to Put is subject to certain limitations and terms of the agreement. As of December 31, 2006 65,452,790 shares were sold for $534,991. The Company received $192,629 cash and the remaining $342,362 paid directly to note holders for repayment of outstanding notes payable and accrued interest during 2006.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In January 2007, the Company entered into an agreement to sell 60,000,000 shares of its common to a third party for $1,800,000 cash equivalent credits. The cash equivalent credits may be used in combination with cash to obtain certain goods and services. The value of the stock issued in consideration for the credits was $288,000. While management believes that it will be able to utilize the credits to purchase goods or services to be used in the operations of the Company, it must raise additional debt or equity financing in order to combine the credits with cash consideration. Management continually evaluates its ability to utilize the cash equivalent credits and has elected to carry the credits at $0 on its future balance sheets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The consolidated financial statements include the accounts of Universal Detection Technology and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company's wholly owned subsidiary Nutek, Inc. ("Nutek") is inactive. The Company's wholly owned subsidiary Logan Medical Devices, Inc. ("Logan") is currently inactive.

REVENUE RECOGNITION
Revenue is recognized upon satisfaction of the Company's obligations, generally upon shipment and acceptance of products and devices have occurred. Title of goods is generally transferred when the products are shipped from the Company's facility. Income not earned will be recorded as deferred revenue. Service revenue, including event security, is recognized when services are performed.

INVENTORIES
Inventories, consisting of finished goods, are stated at the lower of cost (first-in first-out) basis or market.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform with the current year’s presentation, none of which had an impact on total assets, stockholders’ equity (deficit), net loss, or net loss per share.

ADVERTISING EXPENSES
The Company expenses advertising costs as incurred. During the years ended December 31, 2006 and 2005, the Company did not have significant advertising costs.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

Property and equipment, consist of office furniture and equipment, leasehold improvements and lab testing equipment, is recorded at cost less accumulated depreciation. Depreciation and amortization is provided for on the straight-line method over the estimated useful lives of the assets, generally three to five years or over the term of the lease.

Equipment	$51,998
Furniture	64,669
Leasehold Improvements	25,444
142,111
Accumulated depreciation	(59,711)
Fixed assets, net of depreciation	82,400

Total depreciation and amortization expense was $24,727 and $23,129 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, accumulated depreciation was $59,711.

STOCK-BASED COMPENSATION

In December 2004 the Financial Accounting Standards Board issued FAS 123-R. FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation ("FAS 123") and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. FAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company has adopted FAS 123-R. All previously granted stock options were fully vested prior to the adoption of FAS 123-R

RESTRICTED CASH

Restricted cash is the balance required under the Company’s office lease.

STOCK BASED COMPENSATION TO OTHER THAN EMPLOYEES

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

EARNINGS PER COMMON SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for 17,154,098 and 24,034,999 shares at December 31, 2006 and 2005, respectively, because the effect of each is antidilutive.

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

RESEARCH AND DEVELOPMENT COSTS

In 2002, the Company entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its bio-terrorism detection equipment. Research and development costs are charged to expense as incurred. Research and development expenses were $31,338 and $12,125 for the years ended December 31, 2006 and 2005, respectively.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2006, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted all accounting pronouncements effective before December 31, 2006, which are applicable to the Company.

In June 2006, the Emerging Issues Task Force issued EITF No.06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No.06-3”), which clarifies diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption EITF No.06-03 will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN No. 48”), which became effective for the Company on January 1, 2007. This interpretation clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN No. 48, a company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, interest and penalties recognition, and accounting for the cumulative-effect adjustment. The new interpretation is intended to provide better financial statement comparability among companies.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Required annual disclosures include a tabular reconciliation of unrecognized tax benefits at the beginning and end of the period; the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate; the amounts of interest and penalties recognized in the financial statements; any expected significant impacts from unrecognized tax benefits on the financial statements over the subsequent 12-month reporting period; and a description of the tax years remaining to be examined in major tax jurisdictions. FIN No. 48 is effective for fiscal years beginning on or after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of FIN No. 48 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the bulletin during 2006. The adoption did not have a material effect on its consolidated results of its operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any; the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)”. One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company has chosen to adopt this FSP early and its adoption had no effect on the December 31, 2006 financial statements.

NOTE 3 - ACCRUED LIABILITIES

Included in accrued liabilities are payments due in connection with certain loan fees for loans in 2005. A total of 300,000 shares are payable to third parties. The total value of the stock on the date of the notes were $68,600.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 4 - NOTES PAYABLE, RELATED PARTY

During the year ended December 31, 2005, the Company borrowed a total of $41,853 from its president and chief executive officer under promissory notes executed by the Company. The notes had interest rates ranging from 0% to 28.8% per year. The Company repaid notes totaling $34,700 during 2005 and $7,153 during 2006. $2,500 remains outstanding at December 31, 2006, which bears no interest and has no repayment terms.

During the year ended December 31, 2005, the Company borrowed a total of $115,900 from its vice-president of Global Strategy under promissory notes executed by the Company. The notes had interest rates ranging from 10% to 12.5% per year. The Company repaid all $115,900 in principal and $11,920 in interest during 2006.

During the year ended December 31, 2006, the Company borrowed a total of $13,819 from its president and chief executive officer under promissory notes executed by the Company. The notes had interest rates of 12.5% per year. The Company repaid $13,819 and paid $1,629 in interest for obligations originating in 2005 and 2006.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at December 31,2006:

Notes payable to individuals, subject to contingent settlement agreement and summary judgment, interest at 11.67% per annum, principal and interest due January 1, 2006, in default, unsecured	$95,740

Note payable, subject to settlement agreement, interest at 9.012% per annum, principal and interest due July 2005, in default, unsecured	161,000

Note payable, subject to settlement agreement, interest at 9.17% per annum, principal and interest due July 2005, in default, unsecured	74,500

Bridge loan payable, interest of 10% per annum, principal and interest due September 2002 and verbally extended, unsecured	35,000

Note payable, interest at 18% per annum, due May 2003 and verbally extended, unsecured	75,000

Note payable, interest at 12% per annum, due November 2005 and verbally extended, unsecured	20,000

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note payable, interest at 12% per annum, due July 2005 and verbally extended, unsecured	50,000

Note payable, interest at 15% per annum, due August 2005 and verbally extended, unsecured	30,000

Note payable, interest at 10% per annum, due July 2005 and verbally extended, unsecured	30,000

Note payable, interest at 12% per annum, due October 2005 and verbally extended, unsecured	30,000

Note payable, interest at 12% per annum, due November 2005 and verbally extended, unsecured	60,000

Note payable, interest at 12% per annum, due December 2005 and verbally extended, unsecured	2,400

Note payable, interest at 12% per annum, due November 2005 and verbally extended, unsecured	90,000

Note payable, interest at 12.5% per annum, due December 2005 and verbally extended, unsecured	15,000

Note payable, interest at 12% per annum, due March 2006 and verbally extended, unsecured	100,000

Note payable, interest at 12.5% per annum, due May 2006 and verbally extended, unsecured	20,000

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note payable, interest at 12.5% per annum, due May 2006 and verbally extended, unsecured	30,000

Note payable, interest at 12.5% per annum, due August 2006 and verbally extended, unsecured	14,975

Note payable, interest at 12.5% per annum, due August 2006 and verbally extended, unsecured	25,000

Note payable, interest at 16.75% per annum, due October 2008	36,153

Total notes payable	$994,768

Less: Long-term portion	(19,153)

Current Notes Payable	$975,615

The Company entered into a contingent settlement agreement on July 26, 2004 related to $440,765 of notes payable to individuals and related accrued interest. In July 2004, the Company paid a total of $73,333 towards the debt and agreed to pay a total of $298,667, including interest through January 2006 in full payment. The Settlement Agreement provides for an accelerated payment schedule at the Company's option, which would reduce the total payment made by the Company by approximately $12,000. The Company defaulted on the two remaining payments totaling $80,000 at which time the entire remaining balance became due, including default interest and legal fees. The Company currently has accrued $258,170 for interest and legal fees in addition to the $95,740 principal balance.

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $200,000 plus accrued interest. The parties agreed to settle the debt for $261,000 payable as follows: Twelve consecutive payments of $12,500 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $95,000 payable on July 31, 2005; and a one-time interest payment of $16,000 on July 31, 2005. This agreement includes an additional $7,500 as inducement to the note holder to enter into the extended agreement, which was amortized as a loan fee over the term of the agreement. Scheduled payments were not made on the note and the company is currently in default. The Company currently has accrued $35,164 for interest in addition to the $161,000 principal balance.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $100,000 plus accrued interest. The parties agreed to settle the debt for $130,800 payable as follows: Twelve consecutive payments of $6,000 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $50,500 payable on July 31, 2005; and a one-time interest payment of $8,300 on July 31, 2005. The Company had previously recognized a $38,610 gain on forgiveness of accrued interest related to this transaction. Scheduled payments were not made on the note and the company is currently in default. The Company currently has accrued $21,127 for interest in addition to the $74,500 principal balance.

NOTE 6 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2006 and 2005 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

	2006	2005
Computed expected income tax provision (benefit)	$(918,949)	$(1,201,957)

Net operating loss carryforward increased	773,305	1,023,664
Accrued liabilities	77,173	45,866
Stock-based expenses	62,605	126,107
Non-deductible meals & entertainment	3,303	3,932
Depreciation	2,563	2,388
Income tax provision (benefit)	$-	$-

The components of the deferred tax assets and (liabilities)
as of December 31, 2006 were as follows:

Deferred tax assets:
Temporary differences:
Depreciation	$(15,870)
Accrued liabilities	90,792
Net operating loss carryforward	9,259,725
Valuation allowance	(9,334,647)
Net long-term deferred tax asset	$-

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
Accrued expenses	$36,832	(318,840)
Depreciation	5,849	--

Increase in net operating loss carryforward	1,074,326	1,173,888
Change in valuation allowance	(1,117,007)	(855,048)

	$-	$-

As of December 31, 2006, the Company has net operating losses carryforwards of approximately $23,149,000 expiring in 2012 through 2026.

NOTE 7-STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors. No preferred shares are issued and outstanding.

COMMON STOCK
PRIVATE PLACEMENT

During 2004, the Company completed a private placement of common stock and warrants. Included in the offering were warrants to purchase common stock at $0.50 and $0.70 per share. In January 2006, the investors returned their Class A and B warrants in exchange for new warrants exercisable at $.15 per share. The Class A and B warrants were repriced to be exercisable at $.15 per share and were reassigned to new investors. As of December 31, 2006 the company had received exercise notices for all 6,122,470 outstanding warrants from the new investors, with proceeds of $918,371. The Company received $366,500 cash and the remaining $551,871 was paid directly to note holders for repayment of outstanding notes payable and accrued interest during 2006.

SALES OF COMMON STOCK

During the year ended December 31, 2005, the company sold 1,373,928 shares of common stock for a total of $191,420. The company paid placement fees totaling $32,942.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In February 2006, the Company entered into an Investment Agreement with a third party, for the future issuance and purchase of shares of its common stock. This Investment Agreement is an arrangement similar to an equity line of credit or an equity drawdown facility. The Company will be provided up to $10,000,000, as requested over a 36 month period. The Company may during the Open Period (36 months) deliver a “put notice” to the investor which states the dollar amount the Company intends to sell its stock. The amount that the Company is entitled to Put is subject to certain limitations and terms of the agreement. As of December 31, 2006 65,452,790 shares were sold for $534,991. The Company received $398,000 cash and the remaining $136,991 paid directly to note holders for repayment of outstanding notes payable and accrued interest during 2006.

STOCK ISSUED FOR SERVICES

During the year ended December 31, 2006, the Company issued an aggregate of 32,442,091 shares of its common stock to various employees of the Company as compensation. The shares were valued at a total of $271,450.

During the ended December 31, 2006, the Company entered into various agreements for strategic business planning, financial advisory, investor relations and public relations services. As compensation for the services to be rendered, the Company issued 17,528,382 shares of common stock, valued at $551,550, the fair value of the stock on the dates of issuance. The Company has recorded $10,000 at December 31, 2006 as a prepaid expense to be amortized during January 2007, the remaining life of the contract.

During the year ended December 31, 2005, the Company issued an aggregate of 1,959,385 shares of its common stock to various employees of the Company as compensation. The shares were valued at a total of $248,044, the fair market value of the shares on the days issued.

In October 2005, the Company issued 100,000 shares as payment of loan fees on a note to an unrelated party. The shares were valued at $15,000, the fair market value on the date of the loan and have been fully amortized.

In September 2005, the Company issued 1,012,894 shares of its common stock as partial payment of an advertising campaign. The shares were valued at $172,192, the fair market value of the stock on the day issued and have been fully amortized.

On December 15, 2005, the Company entered into a three month Product Sales and Marketing Consulting Agreement with an unrelated individual and issued 1,400,000 shares of common stock with a fair value of $127,400. The fair value was recorded as prepaid expenses to be amortized over the term of the agreement. For the years ended December 31, 2006 and 2005, the Company recognized $106,667 and $21,333, respectively, as stock based compensation expense related to this agreement.

On September 8, 2004, the Company entered into a Product Sales and Marketing Consulting Agreement with an unrelated individual, commencing September 8, 2004 and ending December 31, 2006. As compensation for the services to be rendered, the Company issued 410,000 shares of its common stock with a fair value of $254,200 and has been recorded as prepaid expenses to be amortized over the term of the agreement. For the years ended December 31, 2006 and December 31, 2005, the Company recognized the remaining $108,943 per year as stock based compensation expense related to this agreement.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

During fourth quarter of 2004, the Company entered into two agreements for strategic business planning, financial advisory, investor relations and public relations services. As compensation, the Company issued a total of 1,700,000 shares of its common stock to the consultants, valued at $943,000, the fair market value of the, which was amortized over the terms of the agreements. The Company expensed related consulting fees of $0 and $652,500 for the years ended December 31, 2006 and December 31, 2005, respectively.

ISSUANCE OF OPTIONS AND WARRANTS

On March 2, 2005, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business. The agreement was to expire in March 1, 2007, but was terminated early. As compensation for entering into the agreement and providing services thereunder, the consultant received an option to purchase 50,000 shares of the Company's common stock, exercisable immediately, at the price of $0.24 per share. The option was valued at $5,551 using the Black Scholes model for American options, with volatility of 90% and a risk free interest rate of 3.5%. The market price of the common stock on the date of the grant was $0.23. The Company recognized $5,551 in expense during 2005.

On August 3, 2005, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business. The agreement expired November 3, 2005. As compensation for entering into the agreement and providing services thereunder, the consultant received 50,000 warrants of the Company’s stock at a price of $0.40 per share, 50,000 warrants of the Company’s stock at a price of $0.80 per share and 50,000 warrants to purchase the Company’s stock at a price of $1.20 per share. The warrants were valued at $256 using the Black Scholes model for warrants, with volatility of 82% and a risk free interest rate of 3.5%. The market price of the common stock on the date of the grant was $0.17. The Company recognized $256 in expense in 2005.

On August 19, 2005, the Company entered into a consulting agreement for advisory and consulting services in connection with its general business. The agreement expires August 18, 2006. As compensation for entering into the agreement and providing services thereunder, the consultant received 3,600,000 warrants of the Company’s stock at a price of $0.17 per share. The warrants were values at $293,171 using the Black Scholes model for warrants, with volatility of 82% and a risk free interest rate of 3.5%. The market price of the common stock on the date of the grant was $0.155. The Company recognized $184,132 and $109,039 in expense in 2006 and 2005, respectively.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In September 2005, the Company issued 250,000 warrants of the Company’s stock at a price of $0.05 per share as payment of loan fees. The warrants expire in one year. The warrants were valued at $12,311 using the Black Sholes model for warrants with a volatility of 82% and a risk free interest rate of 3.5%. The market price of the common stock on the day of grant was $0.091. The Company recognized $12,311 in expense in 2005.

In December 2005, the Company issued 1,000,000 warrants of the Company’s stock at a price of $0.10 to an employee of the Company for services rendered, expiring in five years. The warrants were valued at $59,616 using the Black Sholes model for warrants with a volatility of 82% and a risk free interest rate of 3.5%. The market price of the common stock on the day of grant was $0.091. The Company recognized $59,616 in expense in 2005.

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

On February 13, 2006, the Board of Directors adopted the 2006 Stock Compensation Plan (the "Plan"). The Plan authorizes common stock grants to the Company’s non-executive employees, professional advisors and consultants. The Company reserved 7,500,000 shares of its common stock for awards to be made under the Plan.

On June 29, 2006, the Company’s Board of Directors adopted the 2006 Consultant Stock Plan (the "2006 Plan"). The 2006 Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 25,000,000 shares of our common stock for awards to be made under the 2006 Plan.

On November 22, 2006, the Company’s Board of Directors adopted the 2006-II Consultant Stock Plan (the "2006-II Plan"). The 2006-II Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 37,500,000 shares of our common stock for awards to be made under the 2006-II Plan.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The following table summarizes the activity of options and warrants under all agreements and plans for the two years ended December 31, 2005 and 2006:

	Number of Options	Warrants	Weighted Average Exercise Price	Amount

Outstanding, December 31, 2004	8,970,446	11,380,699	0.50	10,939,329

Granted	200,000	5,000,000	0.15	757,500
Exercised	(100,000)	-	0.19	(19,000)
Expired/cancelled	(710,446)	(555,700)	0.86	(1,088,886)

Outstanding, December 31, 2005	8,360,000	15,824,999	0.44	10,588,943

Granted	-	6,122,470	0.15	918,371
Exercised	-	(6,122,470)	0.15	(918,371)
Expired/cancelled	(300,000)	(608,431)	1.28	(1,166,002)

Outstanding, December 31, 2006	8,060,000	15,216,568	0.34	9,422,941

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The following table summarizes information about stock options and warrants outstanding at December 31, 2006:

	OPTIONS AND WARRANTS
		OUTSTANDING			EXERCISABLE
	RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE-YEARS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

0.05	to $0.33	18,722,470	4.80	0.263	18,722,470	0.263
0.35	to $0.50	3,538,715	2.45	0.50	3,538,715	0.50
0.53	to $0.80	808,715	1.69	0.57	808,715	0.57
0.875	to $1.75	206,668	1.23	0.98	206,668	0.98

		23,276,568	4.13	0.335	23,276,568	0.335

The weighted average exercise price of options at their grant date during the years ended December 31, 2006 and 2005 where the exercise price equaled the market price at the grant date, was $0.0 and $0.16 respectively. The weighted average exercise price of options and warrants at their grant date during the years ended December 31, 2006 and 2005, where the exercise price exceeded the market price was $0.0 and $0.15, respectively. The weighted average exercise price of options and warrants at their date of grant during the years December 31, 2006 and 2005, where the exercise price was less than the market price on the grant date, was $0.0 and $0.05, respectively.

The weighted average fair values of warrants at their grant date during the years ended December 31, 2006 and 2005 where the exercise price equaled the market price on the day of grant, were $0.15 and $0.08, respectively. The weighted average fair values of warrants at their date of grant during the years ended December 31, 2006 and 2005, where the exercise price exceeded the market price on the grant date was $0.0 and $0.08 respectively. The weighted average fair value of the of warrants during the years December 31, 2006 and 2005, where the exercise price was less than the market price at the date of grant, was $0.00 and $0.05 respectively. The estimated fair value of each option granted is calculated using the Black-Sholes model for American options. The weighted average assumptions used in the model were as follows:

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Risk-free interest rate	N/A	3.50%
Volatility	N/A	82.08%
Expected life	N/A	3.22 years
Dividend yield	0%	0%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In April 2004, certain noteholders commenced an action against the Company for amounts allegedly due pursuant to four unpaid promissory notes. In August 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases. In December 2005, the noteholders commenced the above-referenced action against the Company, alleging the Company breached the settlement agreement and are seeking approximately $250,000 in damages.

LITIGATION

a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology,fka Pollution Research and Control Corporation Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040.

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

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

c) During 2005, the Company entered into two lease agreements to lease testing equipment. The Company had violated the terms of the lease as the Company sold the equipment in March 2006. In April 2006, the leasing company agreed to remove the sale of equipment as a default of the lease and treat the two leases as one single purchase transaction. Under the forebearance agreement entered into by the two parties, the Company shall pay the outstanding balance plus interest at a rate of 18% in monthly payments of $1,816 until October 15, 2008. The outstanding balance on this note is $36,153 as of December 31, 2006.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against Defendant Universal Detection Technology. Plaintiff’s Complaint alleged damages against the Company for breach of an engagement letter in the amount of $93,448.54.  Also, Plaintiff alleged that the plaintiff had failed to issue warrants to it pursuant to a written agreement, which have been recorded and expensed in the December 31, 2006 and 2005 financial statements. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and the Company reached a settlement commencing December 15, 2006, the Company would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid.  In exchange, Plaintiff would release all of its claims against the Company. The amounts due under the agreement have previously been accrued for in the financial statements.

On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc.  v. Universal Detection Technology, et. al., Case No. BC361979) against Defendant Universal Detection Technology. NBGI, Inc.’s Complaint alleged breach of contract, and requested damages in the amount of $111,014.34 plus interest at the legal rate and for costs of suit.  The Company strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, discovery has commenced, but no trial date has been set. The Company has recorded the amounts due as notes payable in the financial statements.

From time to time, the Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

EMPLOYMENT AGREEMENTS

In September 2001, the Company entered into an employment agreement with its President and Chief Executive Officer. Under the agreement, base salary is $250,000 to be adjusted on an annual basis. The Company granted options to purchase 1,150,000 shares of its common stock exercisable at $0.30 per share.

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
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

The Company is obligated to make certain minimum salary payments as follows:

YEAR ENDING DECEMBER 31,

2007	$275,625
2008	289,406
2009	303,876
2010	319,070
$1,187,977

LICENSE AGREEMENT

On September 30, 2003, the Company entered into a license agreement with CalTech whereby CalTech granted the Company an exclusive, royalty-bearing license to make, use, and sell all products that incorporate the technology that was developed under the Technology Affiliates Agreement with JPL and is covered by related patents. In addition, the grant includes a nonexclusive, royalty-bearing license to make derivative works of the technology. The Company is required to make quarterly royalty payments to CalTech, ranging from 2% to 4% of net revenues for each licensed product made, sold, licensed, distributed, or used by the Company and 35% of net revenues that the Company receives from sublicensing the licensed products. A minimum annual royalty of $10,000 was due and paid to CalTech on August 1, 2005 and each anniversary thereof. The minimum royalty will be offsetby the abovementioned royalty payments, if any.

OPERATING LEASES

On October 14, 2004, the Company entered into an assignment of a lease agreement (sublease) for office space with Astor Capital, a company owned 50% by the Company’s President and Chief Executive Officer and 50% by the Company’s Vice President of Global Strategy effective November 1, 2004. The agreement provides for the sublease of office common areas to Astor for a monthly fee equal to $500 per month. The sublease assigns to the Company all right, title and interest in and to any security deposit or other refundable amounts to which Astor may be entitled. The Company has been assigned the rights to the related security deposit of $10,226 and leasehold improvements of $25,445 and has recorded such amounts, offsetting relating amounts due from Astor.

Future minimum operating lease payments at December 31, 2006 consist of the following:

2007	$119,440
2008	112,490
$231,930

Rent expense was $117,109 and $99,236 for 2006 and 2005 respectively.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $20,648 and $0 during the years ended December 31, 2006 and 2005 respectively.

NOTE 11 SUBSEQUENT EVENTS

During the first quarter of 2007, the Company issued and aggregate of 12,187,498 shares of its common stock to employees as payment for current and past services valued at approximately $52,000.

During the first quarter of 2007, the Company’s president and CEO loaned the Company a total of $21,000 with interest rates of 12%-12.5%, all of which were due by February 20, 2007 and have been repaid.

During the first quarter of 2007, an investor purchased 33,338,129 shares of common stock as required under an investment agreement for a aggregate amount of $146,500. The Company received $21,000 in proceeds and the remaining $125,500 was used to pay off outstanding notes payable and accrued interest directly by the investor.

During the first quarter of 2007, the Company executed promissory notes totaling $270,000 payable to an unrelated parties. The promissory notes bear interest at 12.5% per annum and were due between February 14, 2007 and April 5, 2007. No payments have been made and the notes and they are past due.

During the first quarter of 2007, the Company entered into several consulting and advisory agreements. The Company plans to utilize the consultants to assist in the marketing and sales of its products, as well as improve its business plans and operations. The Company issued 48,000,000 shares of its common stock as partial payment to certain consultants for an aggregate price of $299,600.

NOTE 12 PREFERRED STOCK ISSUANCE

On March 28, 2007, the Board of Directors approved the creation of the Series A-1 Preferred Stock of the Company and the issuance of 150 shares of such stock to Jacques Tizabi for $50,000 in accrued compensation.  The stock entitles the holder to 1,000,000 votes per share, which shall vote together with the Common Stock of the Company for all purposes, except where a separate vote of the classes of capital stock is required by California law. The aggregate value of the 150 shares issued to Mr. Tizabi is $50,000. The shares have a liquidation value, as described in the Company’s Articles of Incorporation, of $50,000.  Mr. Tizabi is prohibited, by agreement with the Company, from transferring or selling such stock, or any interest in such stock for so long as the shares are outstanding. In addition, the Company has granted to Mr. Tizabi an option to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share, for a term of five years.  The option is fully vested and immediately exercisable.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Previously, the Company had issued to Mr. Tizabi, 100,000,000 shares of Common Stock in exchange for the cancellation of indebtedness owed to him. However, the Company determined to cancel such issuance, and issue in lieu thereof, the shares of Series A-1 Preferred Stock and the Option described above. Additionally, Mr. Tizabi has contributed $550,000 of accrued compensation to the Company and will be recorded as contributed capital.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal year ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Set forth below are the names, ages, positions and business experience of our directors, executive officers, and key employees as of April 5, 2007.

Name	Age	Position
Jacques Tizabi	36	President, Chief Executive Officer, Acting Chief Financial Officer, and Director

Matin Emouna (1)	38	Director

Michael Collins (1)	37	Secretary and Director

Ali Moussavi	36	Vice President of Global Strategy

(1) Member of Audit and Compensation Committees.

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Officers serve at the pleasure of the board of directors.

There are no family relationships among any of our directors, executive officers, or persons nominated or chosen as our directors or executive officers.

Business Experience

JACQUES TIZABI has been the Chief Executive Officer, President and Chairman of the Board of Directors of our Company, and Acting Chief Financial Officer since October 2001. Mr. Tizabi spends on average 40-50 hours per week providing services to us, and also is involved with several other companies in industries unrelated to our business. He is the co-founder and managing partner of Astor Capital, Inc., which was founded in 1995 and specializes in investment banking and asset management, predominantly in the area of direct private investment in public companies. He is also a director of eCast Media, a subsidiary of NT Media Corp. of California, a publicly traded company, and President, Chief Executive Officer, and director of Riddle Records, Inc., a publicly traded company. Mr. Tizabi has substantial experience in evaluating, structuring and negotiating direct investments in public companies and later stage private companies. Mr. Tizabi holds a B.S. degree in Business from New York University and an M.B.A. from Pepperdine University.

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

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics which is designed to set the standards of business conduct and ethics and help directors and employees resolve ethical issues. The Code applies to all directors and employees, including the Chief Executive Officer and Chief Financial Officer and other persons performing similar functions. The Code covers topics including, but not limited to, conflicts of interest, confidentiality of information, fair dealing with customers, supplies and competitors, and compliance with applicable laws, rules and regulations. The purpose of the Code is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Upon written request to the Company, we will provide a copy of the Code free of charge.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2006, we believe our executive officers, directors and greater than ten percent shareholders of our common stock, complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for the fiscal year ended December 31, 2006. The following table summarizes all compensation for fiscal year 2006 received by our Chief Executive Officer. No other executive officer earned in excess of $100,000 in fiscal year 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jacques Tizabi, President, CEO, Acting CFO	2006	$262,500	--	--	--	--	--	--	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following reflects all outstanding equity awards for the executive officer named above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised earned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units, or other rights that have not vested ($)

Jacques Tizabi	7,950,000

DIRECTOR COMPENSATION

The following reflects all compensation awarded to, earned by, or paid to the directors below for the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jacques Tizabi	$0	--	--	--	--	--	$0

Matin Emouna	$0	--	--	--	--	--	$0

Michael Collins	$0	--	--	--	--	--	$0

On October 18, 2004, the Board of Directors determined to compensate independent directors in the amount of $15,000 each for services rendered through December 31, 2004. The Board also determined to compensate the independent directors $5,000 each for services to be rendered for the period January 1, 2005 through December 31, 2005. No compensation was paid to directors for the period January 1, 2006 through December 31, 2006. When we request our Board members to attend meetings in person, it is our policy to reimburse directors for reasonable travel and lodging expenses incurred in attending those Board meetings.

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

Mr. Tizabi has agreed that he will defer payment of all accrued but unpaid bonus or salary, or other compensation payable to him in excess of $150,000 per year, for 2005 and 2006 until December 31, 2007.

We also have an employment agreement with Ali Moussavi. Mr. Moussavi's employment agreement, dated as of October 1, 2004, provides for Mr. Moussavi to serve as our Vice President of Global Strategy. The employment agreement provides for Mr. Moussavi to receive an annual base salary of $150,000. Mr. Moussavi has agreed that his annual base salary for 2006 may be paid to him in either cash or shares of our stock.

ITEM 11.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth information as of April 5, 2007, relating to the ownership of our common and preferred stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of each class of our capital stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of Universal Detection Technology, 9595 Wilshire Blvd., Suite 700, Beverly Hills, California 90212.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)	Number of Shares of Preferred Stock Beneficially Owned (1)	Percent of Class (1)

Jacques Tizabi, President, CEO, Acting CFO, Director	107,979,700 (2)	24.4%	150	100%

Ali Moussavi, Vice President of Global Strategy	0	*	0	*

Matin Emouna, Director	0	*	0	*

Michael Collins, Secretary and Director	0	*	0	*

Directors and executive officers as a group (4 persons)	107,979,700 (2)	24.4%	150	100%
* Less than 1%.

(1)
Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership with respect to the number of shares of our common stock actually outstanding at April 5, 2007. As of April 5, 2007, we had 333,267,715 common shares, no par value, outstanding, and 150 shares of Series A-1 Preferred Stock, no par value, outstanding.

(2)	Includes 107,950,000 shares that may be acquired upon the exercise of fully vested options.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions with related persons, promoters, or control persons that required disclosure during the period covered by this report.

ITEM 13. EXHIBITS

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

3.5 Certificate of Determination of Preferences of Preferred Shares.

4.1 Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 31, 2005).

4.2 2006 Stock Compensation Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on February 13, 2006).

4.3 2006 Consultant Stock Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on June 30, 2006).

4.4 2006-II Consultant Stock Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on November 22, 2006).

10.1 Employment Agreement by and between the Company and Jacques Tizabi dated September 25, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2002, filed on May 20, 2002).

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

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Audit Committee approved the engagement of AJ. Robbins, PC as our independent auditors for the year ended December 31, 2006. The Committee also has approved the engagement of AJ. Robbins as our independent auditors through the quarter ending September 30, 2007.

AUDIT FEES

The aggregate fees billed by AJ. Robbins, PC for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005, were approximately $90,867 and $66,691, respectively.

AUDIT-RELATED FEES

The aggregate fees billed by AJ. Robbins, PC for assurance and related services rendered by AJ. Robbins that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2006 and 2005 were approximately $0 and $0, respectively.

TAX FEES

The aggregate fees billed by AJ. Robbins, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005, were approximately $8,843 and $9,779 respectively.

ALL OTHER FEES

No other fees were billed by AJ. Robbins, PC for the fiscal years ended December 31, 2006 and 2005.

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

Date: April 15, 2007	UNIVERSAL DETECTION TECHNOLOGY

By:	/s/ Jacques Tizabi
Jacques Tizabi, President, Chief Executive
Officer, Acting Chief Financial Officer, and Chairman of the Board of Directors

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

Date: April 15, 2007	/s/ Jacques Tizabi
Jacques Tizabi, President, Chief Executive
Officer, Acting Chief Financial Officer, and Chairman of the Board of Directors

Date: April 15, 2007	/s/ Michael Collins
Michael Collins, Secretary and Director

Date: April 15, 2007	/s/ Matin Emouna
Matin Emouna, Director