Form 10QSB
period 2007-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2007-05-18
CIK 763950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2007

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                         UNIVERSAL DETECTION TECHNOLOGY
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                                95-2746949
--------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

       9595 WILSHIRE BLVD., SUITE 700
         BEVERLY HILLS, CALIFORNIA                           90212
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)


                    Issuer's telephone number: (310) 248-3655



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


Number of shares outstanding as of May 17, 2007:  426,564,849 common shares.


Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007


                           ASSETS

 CURRENT ASSETS:
 Cash and cash equivalents ..................................      $     30,557
 Certificates of deposit ....................................            11,027
 Accounts Receivable, net ...................................               250
 Prepaid expenses and other current assets ..................             6,084
                                                                   ------------

 Total current assets .......................................            47,918

 DEPOSITS ...................................................            10,226
 EQUIPMENT, NET .............................................            76,219
 PATENT COSTS ...............................................           117,341
                                                                   ------------

                                                                   $    251,704
                                                                   ============


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
 Accounts payable, trade ....................................      $    699,318
 Bank overdraft .............................................             3,837
 Accrued liabilities ........................................           812,664
 Notes payable - related party ..............................             2,500
 Notes payable ..............................................         1,110,564
 Accrued interest expense ...................................           394,221
                                                                   ------------

 Total current liabilities ..................................         3,023,104

 Note Payable Long term, net of current portion .............            14,443
                                                                   ------------

 Total Liabilities ..........................................         3,037,547
                                                                   ------------

 COMMITMENTS AND CONTINGENCIES ..............................              --

 STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.01 par value, 20,000,000 shares authorized

 Series A-1, 150 shares issued and outstanding ..............                 1
 Common stock, no par value, 480,000,000 shares
   authorized, 331,133,726 shares issued and
   outstanding ..............................................        26,270,617
 Additional paid-in-capital .................................         5,363,088
 Accumulated (deficit) ......................................       (34,419,549)
                                                                   ------------

 Total stockholders' equity (deficit) .......................        (2,785,843)
                                                                   ------------

 Total Liabilities and Stockholders Equity (deficit) ........      $    251,704
                                                                   ============

     See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the three months ended
                                                                 March 31,
                                                       ------------------------------
                                                           2007             2006
                                                       -------------    -------------
REVENUE ............................................   $       1,175    $        --
COST OF GOODS SOLD .................................           1,650             --
                                                       -------------    -------------

GROSS PROFIT (LOSS) ................................            (475)            --
                                                       -------------    -------------

OPERATING EXPENSES:
Selling, general and administrative ................       1,616,918          636,172
Marketing ..........................................          15,000          101,300
Research and development ...........................            --              8,250
Depreciation .......................................           6,182            6,182
                                                       -------------    -------------

Total expenses .....................................       1,638,100          751,904
                                                       -------------    -------------

(LOSS) FROM OPERATIONS .............................      (1,638,575)        (751,904)

OTHER INCOME (EXPENSE):
Interest income ....................................             663                4
Interest expense ...................................         (42,247)         (57,585)
Amortization of loan fees ..........................            --            (16,926)
                                                       -------------    -------------


Net other income (expense) .........................         (41,584)         (74,507)
                                                       -------------    -------------

(LOSS) FROM OPERATIONS BEFORE INCOME TAXES .........      (1,680,159)        (826,411)

INCOME TAX EXPENSE .................................            --               --
                                                       -------------    -------------

NET (LOSS) .........................................   $  (1,680,159)   $    (826,411)
                                                       =============    =============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED: ...   $      (0.006)   $      (0.014)
                                                       =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     273,535,590       58,322,418
                                                       =============    =============

     See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the three months ended
                                                                     March 31,
                                                            --------------------------
                                                                2007           2006
                                                            -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss) ..............................................   $(1,680,159)   $  (826,411)
Adjustments to reconcile net (loss) to net cash (used in)
operations:
Stocks and warrants issued for services .................     1,302,244        221,166
Depreciation ............................................         6,182          6,182
Changes in operating assets and liabilities:
Inventory, Installation in process ......................          --           (2,566)
Accounts receivable .....................................          (250)       (55,507)
Prepaid expenses ........................................        31,887        208,115
Deferred revenue ........................................          --           55,507
Accounts payable and accrued expenses ...................        36,380        130,633
                                                            -----------    -----------

Net cash (used in) operating activities .................      (303,716)      (262,881)
                                                            -----------    -----------
CASH FLOWS (TO) FROM INVESTING ACTIVITIES:

Decrease in restricted cash .............................        51,280         20,000
                                                            -----------    -----------

Net cash provided by investing activities ...............        51,280         20,000
                                                            -----------    -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Bank overdraft ..........................................         3,837         (1,113)
Proceeds from sale of common stock ......................        21,000        125,000
Proceeds from exercise of warrants ......................          --          221,500
Advances from related party .............................        28,000           --
Advances on notes payable ...............................       300,000           --
Payments on Capital Lease ...............................          --           (2,491)
Payments on notes payable - related party ...............       (28,000)       (54,312)
Payments on notes payable ...............................       (59,957)       (37,600)
                                                            -----------    -----------

Net cash provided by (used in) financing activities .....       264,880        250,984
                                                            -----------    -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....        12,444          8,103

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........        18,113         13,248
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................   $    30,557    $    21,351
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid ...........................................   $    34,989    $     8,878
                                                            ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Universal Detection Technology included in Form 10-KSB for the fiscal year ended December 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT PLANS AND GOING CONCERN

As of March 31, 2007, the Company had a working capital deficit of $2,975,186 and an accumulated deficit of $34,419,549. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its effort to raising capital, and to the development, field-testing and marketing of its bio-terrorism detection device, known as BSM-2000 and to the expansion of its product line into other counterterrorism products and services in related fields including threat evaluation services, safety videos, and anthrax detection kits. . During the first quarter of 2007, the Company shipped anthrax detection kits under various purchase agreements for proceeds of $1,150.

The Company entered into a technology affiliates agreement and a license agreement with NASA's JPL and Caltech. The Company unveiled the first functional prototype of its BSM-2000 in May 2004. Although the Company continues to engage in testing of BSM-2000 to improve its functionality, BSM-2000 is currently available for sale. During 2006, the Company sold two units the BSM-2000 Anthrax Detection Systems to the government of the United Kingdom. The Company shipped both units and payment for both has been received and the Company has no further obligations under the sales agreement.

In February 2006, the Company entered into a marketing and sales agreement with Security Solutions International (SSI), pursuant to which SSI will market BSM-2000 in the United States. The Company maintains close relationships with SSI and hopes to collaborate on more training or marketing projects with them in the future. In January and February of 2007 the Company received two purchase orders from SSI for one and five units of our anthrax test kits respectively. The company also participated in training various members of law enforcement in Washington DC in April 2007 with SSI, on dealing with biological threats.

During the three months ended March 31, 2007, 33,337,129 shares were sold pursuant to a prior investment agreement for $146,500. The Company received $21,000 cash and the remaining $125,500 was paid directly to note holders for repayment of outstanding notes payable and accrued interest. The Company will no longer be using the investment agreement to raise funds.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


In January 2007, the Company entered into an agreement to sell 60,000,000 shares of its common to a third party for $1,800,000 cash equivalent credits. The cash equivalent credits may be used in combination with cash to obtain certain goods and services. The value of the stock issued in consideration for the credits was $288,000. While management believes that it will be able to utilize the credit to purchase goods or services to be used in the operations of the Company, it must raise additional debt or equity financing in order to combine the credits with cash consideration. Management continually evaluates its ability to utilize the cash equivalent credits and has elected to carry the credits at $0 on its future balance sheets. The Company continues to evaluate uses for such credits.

SIGNIFICANT ACCOUNTING POLICIES

For a description of the Company's significant accounting policies, refer to the notes to the audited consolidated financial statements for the Company for its year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB for that year, as it may be amended.

RECLASSIFICATION

Certain reclassifications have been made to the balances as of March 31, 2006 to conform to the March 31, 2007 presentation.

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

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 (Revised 2004), SHARE BASED PAYMENT ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and allowed under the original provisions of SFAS No.
123. The Company recognized $661,484 and $0 in share-based compensation expense for the three months ended March 31, 2007 and 2006, respectively.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


STOCK BASED COMPENSATION TO OTHER THAN EMPLOYEES

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting FOR STOCK-BASED COMPENSATION," and the conclusions reached by the Emerging Issues Task Force in Issue No. 96- 18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

EARNINGS PER SHARE

In accordance with SFAS No. 128, "EARNINGS PER SHARE," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007 and March 31, 2006, the only potential dilutive securities were outstanding options and warrants to purchase 116,937,430 and 21,341,667 shares of common stock respectively. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At March 31, 2007, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted all accounting pronouncements effective before March 31, 2007, which are applicable to the Company.

NOTE 3 - ACCRUED LIABILITIES

Included in accrued liabilities are payments due in connection with certain loan fees. A total of 300,000 shares are payable to third parties. The total value of the stock on the date of the notes was $68,600.

NOTE 4 - NOTES PAYABLE

During the first quarter of 2007, the Company borrowed an aggregate of $300,000 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.5% per annum, due on or before April 13, 2007. No interest or principal payments have been made on the notes and have been verbally extended.

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

c) During 2005, the Company entered into two lease agreements to lease testing equipment. The Company had violated the terms of the lease as the Company sold the equipment in March 2006. In April 2006, the leasing company agreed to remove the sale of equipment as a default of the lease and treat the two leases as one single purchase transaction. Under the forebearance agreement entered into by the two parties, the Company shall pay the outstanding balance plus interest at a rate of 18% in monthly payments of $1,816 until October 15, 2008. The outstanding balance on this note is $32,164 as of March 31, 2007.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION
TECHNOLOGY, ET. AL., Case No. SC089929) against Defendant Universal Detection Technology. Plaintiff's Complaint alleged damages against the Company for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that the plaintiff had failed to issue warrants to it pursuant to a written agreement, which have been recorded and expensed in the December 31, 2006 and 2005 financial statements. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and the Company reached a settlement commencing December 15, 2006, the Company would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against the Company. The amounts due under the agreement have previously been accrued for in the financial statements.

On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against Defendant Universal Detection Technology. NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014.34 plus interest at the legal rate and for costs of suit. The Company strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, discovery has commenced, but no trial date has been set. The Company has recorded the amounts due as notes payable in the financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


From time to time, the Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

NOTE 6 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2007, the Company issued an aggregate of 12,187,496 shares of common stock to employees for services rendered to the Company valued at $52,000.

During the three months ended March 31, 2007, the Company issued 48,000,000 shares of common stock as payment for consulting services for an aggregate amount of $299,600.

During the three months ended March 31, 2007, an investor purchased 33,337,129 shares of common stock as required under an investment agreement for an aggregate amount of $146,500. The Company received $21,000 of the proceeds during the first quarter of 2007. The remaining $125,500 was used to repay outstanding notes payable and accrued interest. The notes were paid directly by the investor.

PREFERRED STOCK

On March 28, 2007, the Board of Directors approved the creation of the Series A-1 Preferred Stock of the Company and the issuance of 150 shares of such stock to Jacques Tizabi for $50,000 in accrued compensation. The stock entitles the holder to 1,000,000 votes per share, which shall vote together with the Common Stock of the Company for all purposes, except where a separate vote of the classes of capital stock is required by California law. The aggregate value of the 150 shares issued to Mr. Tizabi is $50,000. The shares have a liquidation value, as described in the Company's Articles of Incorporation, of $50,000. Mr. Tizabi is prohibited, by agreement with the Company, from transferring or selling such stock, or any interest in such stock for so long as the shares are outstanding.

During the first quarter of 2007, the Company issued to Mr. Tizabi, 100,000,000 shares of Common Stock in exchange for the cancellation of indebtedness owed to him. However, the Company determined to cancel such issuance, and issue in lieu thereof, the shares of Series A-1 Preferred Stock and the Option described below. Additionally, Mr. Tizabi has contributed $550,000 of accrued compensation to the Company. The Company has recorded $550,000 as additional paid-in capital.

STOCK OPTIONS

On March 28, 2007, the Company granted to Jacques Tizabi, its president and CEO an option to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share, for a term of five years. The option is fully vested and immediately exercisable.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


The option was valued at $661,484 using the Black Scholes model for American Options, with volatility of 174% and risk-free interest rate of 4.65%. The market price on the day of grant was $0.007. The Company recognized $661,484 as expense during the first quarter of 2007.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, the Company's president and CEO loaned the Company a total of $21,000 with interest rates of 12%-12.5% under various promissory note agreements. All notes have been repaid. The CEO has elected to forgo interest payments on the notes due to the short-term payback period.

NOTE 8 - SUBSEQUENT EVENTS

During April and May 2007, the Company issued an aggregate of 13,999,999 shares of common stock to three employees for services rendered valued at approximately $52,000.

During April and May 2007, the Company issued an aggregate of 47,439,992 shares of common stock valued at approximately $196,804 in connection with services.

During May 2007, the Company issued an aggregate of 30,000,000 shares of common stock in exchange for the cancellation of a promissory note with a principal amount of $50,000.

On May 1, 2007, the Company issued a promissory note for $60,000 received from an unrelated party. The note carries a 12.5% per annum interest rate and is due on or before November 1, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING OUR CAPITAL NEEDS, BUSINESS PLANS AND EXPECTATIONS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES REGARDING THE MARKET PRICE OF GOLD, AVAILABILITY OF FUNDS, GOVERNMENT REGULATIONS, COMMON SHARE PRICES, OPERATING COSTS, CAPITAL COSTS, OUTCOMES OF GOLD RECOVERY ACTIVITIES AND OTHER FACTORS. FORWARD-LOOKING STATEMENTS ARE MADE, WITHOUT LIMITATION, IN RELATION TO OPERATING PLANS, PROPERTY EXPLORATION AND GOLD RECOVERY ACTIVITIES, AVAILABILITY OF FUNDS, ENVIRONMENTAL RECLAMATION, OPERATING COSTS AND PERMIT ACQUISITION. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACTS MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW, AND, FROM TIME TO TIME, IN OTHER REPORTS WE FILE WITH THE SEC. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. WE DISCLAIM ANY OBLIGATION TO PUBLICLY UPDATE THESE STATEMENTS, OR DISCLOSE ANY DIFFERENCE BETWEEN ITS ACTUAL RESULTS AND THOSE REFLECTED IN THESE STATEMENTS. THE INFORMATION CONSTITUTES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

We are engaged in the research and development of bio-terrorism detection devices. Our strategy is to identify qualified strategic partners with whom to collaborate in order to develop commercially viable bio-terrorism detection devices. Consistent with this strategy, we integrated our proprietary bacterial spore detection technology into our existing aerosol monitoring system, resulting in a product named BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax.

PLAN OF OPERATION

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

We require approximately $4.2 million in the next 12 months to repay debt obligations and execute our business plan. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our uses of capital during the next 12 months principally will be for:

         o administrative expenses, including salaries of officers and other employees we plan to hire;

         o        repayment of debt;

         o        sales and marketing;

         o        product testing and manufacturing; and

         o        expenses   of   professionals,   including   accountants   and
                  attorneys.

During the three months ended March 31, 2007 we spent an aggregate of $1,632,000 on selling, general and administrative expenses and marketing expenses. This amount represents a 220% increase over the comparable year-ago period. The increase is principally attributable to an expense recognized by the Company in connection with the granting of stock options to its president and CEO.

Our working capital deficit at March 31, 2007, was $ 2,975,186. Our independent auditors' report, dated March 9, 2007, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2006. We require approximately $1.5 million to repay indebtedness in the next 12 months.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. The evaluation was carried out by our Chief Executive Officer and Acting Principal Financial Officer (the "Certifying Officers"). Based upon this evaluation, the Certifying Officers have concluded that the design and operation of our disclosure controls and procedures are effective. Such disclosure controls and procedures are designed to ensure that material information is made known to the Certifying Officers, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation. During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While management believes that our disclosure controls and procedures and our internal control over financial reporting are effective, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no reportable events to disclose hereunder.

Except as previously disclosed with the Commission, the Company is not a party to any other pending legal proceedings, other than routine litigation deemed incidental to our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of fiscal 2007, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The offer and sale of the following unregistered securities is exempt from the registration requirements of the Securities Act, pursuant to
Section 4(2).

During the first three months  ended March 31,  2007,  we issued an aggregate of
60,000,000   shares  of  common  stock  to  a  vendor  for  $1,800,000  in  cash equivalents. The value of the stock on the day of issuance was $288,000.

On March 28, 2007, the Board of Directors approved the creation of the Series A-1 Preferred Stock of the Company and the issuance of 150 shares of such stock to Jacques Tizabi, the Company's President, CEO, and Acting CFO, in lieu of $50,000 in accrued compensation.

On March 28, 2007, the Company granted to Mr. Tizabi an option to purchase 100,000,000 shares of the Company's Common Stock at an exercise price of $0.01 per share, for a term of five years. The option is fully vested and immediately exercisable. The option was valued at $661,484 using the Black-Scholes model for American Options, with volatility of 174% and risk-free interest rate of 4.65%. The market price on the day of grant was $0.007. The Company recognized $661,484 as an expense during the first quarter of 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have defaulted upon the following senior securities:

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

         o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2007, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of March 31, 2007 we owed $39,528 in interest on this note.

         o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2007 there was $ 74,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of March 31, 2007 we owed $23,391 in interest on this note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

EXHIBIT LIST

  EXHIBIT
  NUMBER          DESCRIPTION
-------------     --------------------------------------------------------------
Exhibit 3.1       Articles of Incorporation. (1)

Exhibit 3.2       Certificate of Amendment to Articles of Incorporation. (1)

Exhibit 3.3       Certificate of Amendment to Articles of Incorporation. (1)

Exhibit 3.4       Amended and Restated Bylaws. (2)

Exhibit 4.1       Certificate  of  Determination  of  Preferences  of  Preferred
                  Shares. (3)

Exhibit 4.2       Amended and Restated 2003 Stock Incentive Plan. (4)

Exhibit 4.3       2006 Stock Compensation Plan. (5)

Exhibit 4.4       Consultant Stock Plan. (6)

Exhibit 4.5       2006-II Consultant Stock Plan. (7)

Exhibit 10.1 Employment Agreement by and between the Company and Jacques Tizabi dated September 25, 2001. (8)

Exhibit 10.2 Amendment to Employment Agreement of Jacques Tizabi, dated August 23, 2004. (9)

Exhibit 10.3 Technology Affiliates Agreement by and between the Company and California Institute of Technology, dated August 6, 2002. (10)

Exhibit 10.4 Licensing Agreement by and between the Company and California Institute of Technology, dated September 30, 2003. (11)

Exhibit 10.5 Agreement for Investment Banking and Advisory Services, by and between the Company and Astor Capital, Inc., dated June 1, 2003. (12)

Exhibit 10.6 Amendment to Agreement for Investment Banking and Advisory Services with Astor Capital, Inc. dated April 29, 2004. (13)

Exhibit 10.7 Amendment to Agreement for Investment Banking and Advisory Services with Astor Capital, Inc. dated September 22, 2004.
                  (14)

Exhibit 10.8 Standard Form Office Lease, dated September 2003, between Astor Capital, Inc. and CSDV, a Limited Partnership. (15)

Exhibit 10.9 Assumption of Lease Agreement, dated October 14, 2004, between the Company and Astor Capital, Inc. (15)

Exhibit 10.10 Letter Agreement, dated August 10, 2004, between the Company and IIG Equity Opportunities Fund Ltd. (16)

Exhibit 10.11 Letter Agreement, dated August 10, 2004, between the Company and Target Growth Fund Ltd. (16)

Exhibit 10.12 Letter Agreement, dated September 21, 2004 between the Company and JRT Holdings. (17)

Exhibit 10.13 Letter Agreement, dated October 1, 2004, between the Company and Ali Moussavi. (18)

Exhibit 10.14 Letter of Engagement dated August 19, 2005, between Trilogy Capital Partners, Inc. and the Company. (19)

Exhibit 10.15     Form of Stock Purchase Warrant. (20)

Exhibit 10.16     Stock  Purchase  Warrant issued to Trilogy  Capital  Partners.
                  (21)

Exhibit 10.17 Investment Agreement by and between the Company and European Equity Group. (22)

Exhibit 10.18     Form of Consulting Agreement. (23)

Exhibit 10.19 Stock Agreement, dated January 18, 2007, by and between the Company and Innovative Marketing, Inc. (24)

Exhibit 21.1      Subsidiaries. (25)

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

(1)  Incorporated   herein  by  reference  to  Exhibit  3(a)  to  the  Company's
     Registration Statement on Form 10.

(2) Incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed April 15, 2002.

(3) Incorporated by reference to Exhibit 3.5 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed April 14, 2007.

(4) Incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed on March 31, 2005.

(5) Incorporated by reference to the Company's Form S-8 Registration Statement as filed February 13, 2006.

(6) Incorporated by reference to the Company's Form S-8 Registration Statement as filed June 30, 2006

(7) Incorporated by reference to the Company's Form S-8 Registration Statement as filed November 22, 2006.

(8) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2002, as filed May 20, 2002.

(9) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, as filed November 22, 2004.

(10) Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed April 15, 2003.

(11) Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2003, as filed November 19, 2003.

(12) Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed March 31, 2004.

(13) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2004, as filed August 23, 2004.

(14) Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, as filed on November 22, 2004

(15) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, as filed November 22, 2004.

(16) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-117859, as filed on February 2, 2005.

(17) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-117859, as filed on February 2, 2005.

(18) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-117859, as filed on February 2, 2005.

(19) Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-117859, as filed on February 2, 2005.

(20) Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2, as filed on February 14, 2006.

(21) Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form SB-2, as filed on February 14, 2006.

(22) Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2, as filed on February 14, 2006.

(23) Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2, as filed on February 14, 2006.

(24) Incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K, as filed on January 31, 2007. (25) Incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed on March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 18, 2007              UNIVERSAL DETECTION TECHNOLOGY



                                  /S/ JACQUES TIZABI
                                  ----------------------------------------------
                                  Jacques Tizabi,

                                  President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)