Form 10QSB
period 2007-06-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2007-08-20
CIK 763950

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended: JUNE, 30, 2007

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                         UNIVERSAL DETECTION TECHNOLOGY
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                   95-2746949
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


     9595 WILSHIRE BLVD., SUITE 700
       BEVERLY HILLS, CALIFORNIA                          90212
----------------------------------------- --------------------------------------
(Address of principal executive offices)               (Zip Code)


                    Issuer's telephone number: (310) 248-3655


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]


Number of shares outstanding as of August 9, 2007: 465,840,278 common shares.


Transitional Small Business Disclosure Format:  Yes  [   ]    No [ X ]

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007


                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $      3,835
Restricted cash                                                         10,090
Accounts Receivable,net                                                  4,600
                                                                  ------------

Total current assets                                                    18,525

DEPOSITS                                                                10,226
EQUIPMENT, NET                                                          70,037
PATENT COSTS                                                           117,341
                                                                  ------------


                                                                  $    216,129
                                                                  ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable, trade                                           $    869,426
Bank overdraft                                                             567
Accrued liabilities                                                    901,743
Notes payable - related party                                            7,000
Notes payable                                                        1,201,315
Accrued interest expense                                               438,566
                                                                  ------------


Total current liabilities                                            3,418,617


Note Payable Long term, net of current portion                           9,533
                                                                  ------------

Total Liabilities                                                    3,428,150
                                                                  ------------


COMMITMENTS AND CONTINGENCIES                                               --

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 20,000,000 shares
     authorized, -0- issued and outstanding
Series A-1, 150 shares issued and outstanding                                1
Common stock, no par value, 480,000,000 shares
     authorized, 435,846,444 shares issued and outstanding          26,486,321
Additional paid-in-capital                                           5,363,089
Accumulated (deficit)                                              (35,061,432)
                                                                  ------------


Total stockholders' equity (deficit)                                (3,212,021)
                                                                  ------------


Total Liabilities and Stockholders Equity (deficit)               $    216,129
                                                                  ============


     See accompanying notes to unaudited consolidated financial statements.


                       UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                       UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the three months ended June 30,
                                                          ---------------------------------
                                                               2007                2006
                                                          -------------       -------------
REVENUE                                                   $       4,650       $         500
COST OF GOODS SOLD                                                1,354                  --
                                                          -------------       -------------

GROSS PROFIT                                                      3,296                 500
                                                          -------------       -------------

OPERATING EXPENSES:
Selling, general and administrative                             590,693             539,733
Marketing                                                         2,750              51,725
Research and development                                             --               9,578
Depreciation                                                      6,182               6,181
                                                          -------------       -------------

Total expenses                                                  599,625             607,217
                                                          -------------       -------------

(LOSS) FROM OPERATIONS                                         (596,329)           (606,717)

OTHER INCOME (EXPENSE):
Interest income                                                      72                 419
Interest expense                                                (45,626)            (69,073)
                                                          -------------       -------------

Net other income (expense)                                      (45,554)            (68,654)
                                                          -------------       -------------

(LOSS) FROM OPERATIONS BEFORE INCOME TAXES                     (641,883)           (675,371)

INCOME TAX EXPENSE                                                   --                  --
                                                          -------------       -------------

NET (LOSS)                                                $    (641,883)      $    (675,371)
                                                          =============       =============


NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:          $      (0.002)      $      (0.010)
                                                          =============       =============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        387,497,250          65,256,403
                                                          =============       =============


See accompanying notes to unaudited consolidated financial statements.



                       UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                       UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          For the six months ended June 30,
                                                          ---------------------------------
                                                               2007                 2006
                                                          -------------       -------------

REVENUE                                                   $       5,825       $         500
COST OF GOODS SOLD                                                3,004                  --
                                                          -------------       -------------

GROSS PROFIT                                                      2,821                 500
                                                          -------------       -------------

OPERATING EXPENSES:
Selling, general and administrative                           2,207,611           1,175,905
Marketing                                                        17,750             153,025
Research and development                                             --              17,828
Depreciation                                                     12,364              12,363
                                                          -------------       -------------

Total expenses                                                2,237,725           1,359,121
                                                          -------------       -------------

(LOSS) FROM OPERATIONS                                       (2,234,904)         (1,358,621)

OTHER INCOME (EXPENSE):
Interest income                                                     735                 423
Interest expense                                                (87,873)           (126,658)
Amortization of loan fees                                            --             (16,926)
                                                          -------------       -------------

Net other income (expense)                                      (87,138)           (143,161)
                                                          -------------       -------------

(LOSS) FROM OPERATIONS BEFORE INCOME TAXES                   (2,322,042)         (1,501,782)

INCOME TAX EXPENSE                                                   --                  --
                                                          -------------       -------------

NET (LOSS)                                                $  (2,322,042)      $  (1,501,782)
                                                          =============       =============


NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:          $       (0.01)      $       (0.02)
                                                          =============       =============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        307,741,455          61,396,944
                                                          =============       =============


See accompanying notes to unaudited consolidated financial statements.



                              UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the six months ended June 30,
                                                                           -----------------------------
                                                                               2007              2006
                                                                           -----------       -----------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                                 $(2,322,042)      $(1,501,782)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Stocks and warrants issued for services                                      1,517,948           624,930
Depreciation                                                                    12,364            12,363
Changes in operating assets and liabilities:
Inventory, Installation in process                                                  --           (17,498)
Accounts receivable                                                             (4,600)             (500)
Prepaid expenses                                                                37,971            90,171
Deferred revenue                                                                    --            55,507
Accounts payable and accrued expenses                                          339,912           351,678
                                                                           -----------       -----------

Net cash (used in) operating activities                                       (418,447)         (385,131)
                                                                           -----------       -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

(increase)/decrease in certificates of deposits                                  1,005                --
(Increase)/decrease in restricted cash                                          51,212            19,586
                                                                           -----------       -----------

Net cash provided by investing activities                                       52,217            19,586
                                                                           -----------       -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Bank overdraft                                                                     567                60
Proceeds from sale of common stock                                              21,000           124,000
Proceeds from exercise of warrants                                                  --           346,500
Advances from related party                                                     32,500             8,319
Advances on notes payable                                                      390,000            50,000
Payments on Capital Lease                                                           --            (2,491)
Payments on notes payable - related party                                      (28,000)         (131,372)
Payments on notes payable                                                      (64,115)          (40,012)
                                                                           -----------       -----------

Net cash provided by (used in) financing activities                            351,952           355,004
                                                                           -----------       -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (14,278)          (10,541)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  18,113            13,248
                                                                           -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     3,835       $     2,707
                                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Interest Paid                                                              $    36,270       $    18,432
                                                                           ===========       ===========

See accompanying notes to unaudited consolidated financial statements.

                                                      5

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT PLANS AND GOING CONCERN

As of June 30, 2007, the Company had a working capital deficit of $3,400,092 and an accumulated deficit of $35,061,432. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its effort to raising capital, and to the development, field-testing and marketing of its counter-terrorism products and services including its bioterrorism detection device, known as BSM-2000, and to the expansion of its product line into other counterterrorism products and services in related fields including threat evaluation services, security and surveillance cameras, safety videos, and kits for rapid detection of up to five agents. During the first six months of 2007, the Company sold anthrax detection kits under various purchase agreements for $5,825.

The Company continues to try and pursuit sales leads for direct sale of BSM-2000 and also is seeking to establish relationships with resellers who can assist in selling BSM-2000, Company's bioterrorism detection kits, surveillance cameras, training material, and radiological detectors. The Company also plans to seek and find third parties interested in collaborating on further research and development on BSM-2000. Such research shall be aimed at making BSM-2000 more user-friendly, developing a less complicated interface and software, designing a lighter casing, and some cosmetics. The ideal third party collaborator would also assist the Company in marketing BSM-2000 more aggressively. There is no guarantee that any such

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


collaborators will be found and, if found, that this strategy will be successful. The current version of BSM-2000 is fully functional and available for sale. To date, The Company has sold two units to the Government of the United Kingdom and intends to develop a more wide-spread use for BSM-2000 through planned collaborative research, development, sales, and marketing efforts.

During the three months ended March 31, 2007, 33,337,129 shares were sold pursuant to a prior investment agreement for $146,500. The Company received $21,000 cash and the remaining $125,500 was paid directly to note holders for repayment of outstanding notes payable and accrued interest. The Company will no longer be using the investment agreement to raise funds.

In January 2007, the Company entered into an agreement to sell 60,000,000 shares of its common stock to a third party for $1,800,000 cash equivalent credits. The cash equivalent credits may be used in combination with cash to obtain certain goods and services. The value of the stock issued in consideration for the credits was $288,000. In July 2007, the Company entered into a Letter Agreement with the third party in which the credits were terminated and the shares were cancelled.

SIGNIFICANT ACCOUNTING POLICIES

For a description of the Company's significant accounting policies, refer to the notes to the audited consolidated financial statements for the Company for its year ended December 31, 2006, included in the Company's Annual Report on Form 10-KSB for that year, as it may be amended.

RECLASSIFICATION

Certain reclassifications have been made to the balances as of June 30, 2006, to conform to the June 30, 2007 presentation.

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

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 (Revised 2004), SHARE BASED PAYMENT ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for all share-based payments granted prior to and not yet vested as of January 1, 2006, and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and allowed under the original provisions of SFAS No.
123. The Company recognized $661,484 and $0 in share-based compensation expense for the six months ended June 30, 2007 and 2006, respectively.

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


EARNINGS PER SHARE

In accordance with SFAS No. 128, "EARNINGS PER SHARE," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, and June 30, 2006, the only potential dilutive securities were outstanding options and warrants to purchase 116,937,430 and 17,662,529 shares of common stock respectively. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At June 30, 2007, a full valuation allowance has been established for the deferred tax asset, as management believes that it is more likely than not that a tax benefit will not be realized.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted all accounting pronouncements effective before June 30, 2007, which are applicable to the Company.


NOTE 3 - NOTES PAYABLE

During the first quarter of 2007, the Company borrowed an aggregate of $300,000 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.5% per annum, and were due on or before April 13, 2007. No interest or principal payments have been made on the notes, and the notes have been verbally extended until December 31, 2007.

During the second quarter of 2007, the Company borrowed an aggregate of $90,000 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.5% per annum, due on or before December 7, 2007. No interest or principal payments have been made on the notes, and the notes due prior to June 30, 2007, have been verbally extended until December 31, 2007.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 4 - COMMITMENTS AND CONTINGENCIES

a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "AGREEMENT"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. The Company has previously accrued for this settlement.

b) Steven P. Sion and Sion Consulting, Inc. v. Universal Detection Technology Corporation, et. Al. (Superior Court of the State of California for the County of Los Angeles, Case NO. BC350942)

On April 19, 2006, Plaintiffs Steven P Sion and Sion Consulting, Inc., a Nevada corporation, instituted an action in the Los Angeles Superior Court (SION V. UNIVERSAL DETECTION TECHNOLOGY CORPORATION, ET. AL.; Central District Case No. BC350942) against Defendants Universal Detection Technology Corporation, Albert
E. Gosselin, Jr., Roy Peterson, Greg Edwards, Bombay Consortium, Inc., Howard Sperling, Assisted Care, Inc. As to Universal Detection, Plaintiffs alleged claims for: (1) Breach of Contract; (2) Fraud, (3) Negligent Misrepresentation; and (4) Conspiracy in relation to the sale of Dasibi Environmental Corp. Plaintiffs seek an unspecified amount of compensatory, general and punitive damages against all Defendants. On July 17, 2006, Universal Detection timely filed an Answer to the Complaint. Universal Detection strongly disputes and is vigorously defending against the allegations of the Complaint. Universal Detection has filed a Motion for Summary Judgment, or Alternative, Summary Adjudication of Claims. Trial is currently scheduled to commence on October 9, 2007.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff.

On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.'s Complaint alleged breach of

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


contract, and requested damages in the amount of $111,014.34 plus interest at the legal rate and for costs of suit. UDT strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, discovery has commenced, and trial has been set for October 29, 2007. There is also a Motion for Summary Judgment set for September 11, 2007.

On May 4, 2007, Plaintiff Horiba Jobin Yvon Inc. fka Jobin Yvon Inc. instituted an action in the Los Angeles Superior (West District Case No. 07C01862) against Defendants Universal Detection Technology Horiba Jobin Yvon Inc.'s complaint for money alleged that Defendants became indebted to Plaintiff in the sum of $9,510.20 for goods and services. Defendants agreed to pay said sum, but no part of said sum has been paid. Plaintiff seeks the following: the sum of $9,510.20 plus accrued interest at ten percent per annum from July 18, 2006; the costs of suit incurred; and reasonable attorneys' fees of $1,000. During August 2007, the Company's bank account was garnished.

From time to time, the Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.


NOTE 6- STOCKHOLDERS' EQUITY

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

During the three months ended June 30, 2007, the Company issued an aggregate of 28,772,726 shares of common stock to employees for services rendered to the Company valued at $78,000.

During the three months ended June 30, 2007, the Company issued 104,939,992 shares of common stock as payment for consulting services or other professional fees for an aggregate amount of $331,104.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


During the three months ended June 30, 2007, the Company cancelled an aggregate of 29,000,000 shares of common stock, originally issued in February, 2007 for services to be rendered valued at $193,000. The holders of these shares have agreed with the cancellation for no consideration.

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

During the first quarter of 2007, the Company issued to Mr. Tizabi, 100,000,000 shares of Common Stock in exchange for the cancellation of indebtedness owed to him. However, the Company determined to cancel such issuance, and issued in lieu thereof, the shares of Series A-1 Preferred Stock and the Option described above. Additionally, Mr. Tizabi has contributed $550,000 of accrued compensation to the Company. The Company has recorded $550,000 as additional paid-in capital. The stock was cancelled and the debt was reinstated in July 2007.


STOCK OPTIONS

On March 28, 2007, the Company granted to Jacques Tizabi, its president and CEO, an option to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share, for a term of five years. The option is fully vested and immediately exercisable. The option was valued at $661,484 using the Black Sholes model for American Options, with volatility of 174% and risk-free interest rate of 4.65%. The market price on the day of grant was $0.007. The Company recognized $661,484 as expense during the first quarter of 2007.

STOCK OPTION PLAN

On May 30, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 30,000,000 shares of its common stock for awards to be made under the Plan. All 30,000,000 shares reserved under this plan have been issued.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


On June 21, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 29,000,000 shares of its common stock for awards to be made under the Plan. All 29,000,000 shares reserved under this plan have been issued.

On July 3, 2007, the Board of Directors adopted the 2007-2 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 90,000,000 shares of its common stock for awards to be made under the Plan. 89,993,834 of the shares reserved under this plan have been issued.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, the Company's president and CEO loaned the Company a total of $21,000 with interest rates of 12%-12.5% under various promissory note agreements. All notes have been repaid. The CEO has elected to forgo interest payments on the notes due to the short-term payback period.

During the three months ended June 30, 2007, the Company's president and CEO loaned the Company a total of $3,000 with interest rates of 12.5% under various promissory note agreements. All notes have been repaid. The CEO has elected to forgo interest payments on the notes due to the short-term payback period.

During the three months ended June 30, 2007, the Company borrowed a total of $1,500 from its vice-president of Global Strategy under a promissory note executed by the Company. The note bears interest at 12.5% per year. The note has been repaid without interest due to the short-term payback period.

NOTE 8 - SUBSEQUENT EVENTS

During July 2007, the Company issued an aggregate of 34,593,834 shares of common stock to three employees for services rendered valued at approximately $52,000.

During July 2007, the Company issued an aggregate of 55,400,000 shares of common stock valued at approximately $127,420 in connection with services.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


During July 2007, the Company cancelled an aggregate of 30,000,000 shares of common stock, originally issued in May to unwind and reverse the previous conversion of $50,000 of indebtness for 30,000,000 shares of common stock. Accordingly, the Company reassumed the promissory note with a principal amount of $50,000.

During July 2007, the Company cancelled 60,000,000 shares of common stock valued at approximately $288,000 originally issued in exchange for cash equivalent credits.

On July 3, 2007, the Company issued a promissory note for $1,000 to its president and CEO. The note carries a 12.5% per annum interest rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING OUR CAPITAL NEEDS, BUSINESS PLANS AND EXPECTATIONS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES REGARDING THE MARKET PRICE OF GOLD, AVAILABILITY OF FUNDS, GOVERNMENT REGULATIONS, COMMON SHARE PRICES, OPERATING COSTS, CAPITAL COSTS AND OTHER FACTORS. FORWARD-LOOKING STATEMENTS ARE MADE, WITHOUT LIMITATION, IN RELATION TO OPERATING PLANS, AVAILABILITY OF FUNDS, COUNTER-TERRORISM MARKET AND OPERATING COSTS. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACTS MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW, AND, FROM TIME TO TIME, IN OTHER REPORTS WE FILE WITH THE SEC. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. WE DISCLAIM ANY OBLIGATION TO PUBLICLY UPDATE THESE STATEMENTS, OR DISCLOSE ANY DIFFERENCE BETWEEN ITS ACTUAL RESULTS AND THOSE REFLECTED IN THESE STATEMENTS. THE INFORMATION CONSTITUTES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

We are engaged in the research, development, and marketing of bioterrorism detection devices, radiological and nuclear terrorism detection devices. We also supply kits for rapid detection of up to five bioterrorism warfare agents, security and surveillance cameras, counter-terrorism training videos and DVDs, and complete course on preparation and response to attacks with weapons of mass destruction. Our strategy is to identify qualified strategic partners with whom to collaborate in order to develop commercially viable terrorism detection devices and other counter-terrorism technologies and services. Consistent with this strategy, we integrated our proprietary bacterial spore detection technology into our existing aerosol monitoring system, resulting in a product named BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax.

ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

OVERVIEW

We are engaged in the research, development, and marketing of bioterrorism detection devices, radiological and nuclear terrorism detection devices. We also supply kits for rapid detection of up to five bioterrorism warfare agents, security and surveillance cameras, counter-terrorism training videos and DVDs, and a complete course on preparation and response to attacks with weapons of mass destruction. We have integrated our proprietary bacterial spore detection technology into our existing aerosol monitoring system, resulting in a product named BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax.

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

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. During 2006, management spent the substantial majority of its time negotiating contracts for the installation of the BSM-2000 in target markets and developing its marketing and sales plan. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the more recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a price it believes to be fair to the Company. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

Our working capital deficit at June 30, 2007, was $3,400,092. Our independent auditors' report, dated March 9, 2007, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2006. We require approximately $1.6 million to repay indebtedness in the next 12 months.

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

On April 19, 2006, Plaintiffs Steven P Sion and Sion Consulting, Inc., a Nevada corporation, instituted an action in the Los Angeles Superior Court (SION V. UNIVERSAL DETECTION TECHNOLOGY CORPORATION, ET. AL.; Central District Case No. BC350942) against Defendants Universal Detection Technology Corporation, Albert
E. Gosselin, Jr., Roy Peterson, Greg Edwards, Bombay Consortium, Inc., Howard Sperling, Assisted Care, Inc. As to Universal Detection, Plaintiffs alleged claims for: (1) Breach of Contract; (2) Fraud, (3) Negligent Misrepresentation; and (4) Conspiracy in relation to the sale of Dasibi Environmental Corp. Plaintiffs seek an unspecified amount of compensatory, general and punitive damages against all Defendants. On July 17, 2006, Universal Detection timely filed an Answer to the Complaint. Universal Detection strongly disputes and is vigorously defending against the allegations of the Complaint. Universal Detection has filed a Motion for Summary Judgment, or Alternative, Summary Adjudication of Claims. Trial is currently scheduled to commence on October 9, 2007.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff.

On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014.34 plus interest at the legal rate and for costs of suit. UDT strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, discovery has commenced, and trial has been set for October 29, 2007. There is also a Motion for Summary Judgment set for September 11, 2007.

On May 4, 2007, Plaintiff Horiba Jobin Yvon Inc. fka Jobin Yvon Inc. instituted an action in the Los Angeles Superior (West District Case No. 07C01862) against Defendants Universal Detection Technology Horiba Jobin Yvon Inc.'s complaint for money alleged that Defendants became indebted to Plaintiff in the sum of $9,510.20 for goods and services. Defendants agreed to pay said sum, but no part of said sum has been paid. Plaintiff seeks the following: the sum of $9,510.20 plus accrued interest at ten percent per annum from July 18, 2006; the costs of suit incurred; and reasonable attorneys' fees of $1,000. During August 2007, the Company's bank account was garnished.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of fiscal 2007, we issued the following securities, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The offer and sale of the following unregistered securities is exempt from the registration requirements of the Securities Act, pursuant to
Section 4(2).

During the first three months ended March 31, 2007, we issued an aggregate of 60,000,000 shares of common stock to a vendor for $1,800,000 in cash equivalents. The value of the stock on the day of issuance was $288,000. The stock was cancelled and the cash equivalents returned in July 2007.

On March 28, 2007, the Board of Directors approved the creation of the Series A-1 Preferred Stock of the Company and the issuance of 150 shares of such stock to Jacques Tizabi, the Company's President, CEO, and Acting CFO, in lieu of $50,000 in accrued compensation. The stock was cancelled and the debt was reinstated in July 2007.

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

     o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2007, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of June 30, 2007 we owed $43,892 in interest on this note.

     o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2007 there was $ 74,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of June 30, 2007 we owed $25,655 in interest on this note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

EXHIBIT LIST

Exhibit Number          Description
--------------          -----------


EXHIBIT 31.1 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 20, 2007            UNIVERSAL DETECTION TECHNOLOGY



                                  /s/ Jacques Tizabi
                                  ----------------------------------------------
                                  Jacques Tizabi,
                                  President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)