Form 10QSB
period 2007-09-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2007-11-14
CIK 763950

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: SEPTEMBER, 30, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                         UNIVERSAL DETECTION TECHNOLOGY
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                    95-2746949
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


     9595 WILSHIRE BLVD., SUITE 700
       BEVERLY HILLS, CALIFORNIA                         90212
----------------------------------------    ------------------------------------
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


Number of shares outstanding as of October 31, 2007: 669,850,138 common shares.


Transitional Small Business Disclosure Format:  Yes  [   ]    No [ X ]

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                   UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 2007
                                     (UNAUDITED)

                                        ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $      3,572
Restricted cash                                                          10,152
Accounts Receivable, net                                                  3,858
Prepaid expenses and other current assets                                10,222
                                                                   ------------

Total current assets                                                     27,803

DEPOSITS                                                                 10,226
EQUIPMENT, NET                                                           63,854
PATENT COSTS                                                            117,341
                                                                   ------------

                                                                   $    219,224
                                                                   ============


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade                                            $    919,547
Accrued liabilities                                                   1,009,533
Notes payable - related party                                            14,843
Notes payable                                                         1,317,100
Accrued interest expense                                                485,802
                                                                   ------------

Total current liabilities                                             3,746,825

OTHER LIABILITIES - Note Payable Long term                                4,415
                                                                   ------------

Total Liabilities                                                     3,751,240
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares
     authorized, -0- issued and outstanding
Series A-1, 150 shares issued and outstanding                                 1
Common stock, no par value, 20,000,000,000 shares
     authorized, 476,839,778 shares issued and outstanding           26,470,974
Additional paid-in-capital                                            5,363,088
Accumulated deficit                                                 (35,366,079)
                                                                   ------------

Total stockholders' deficit                                          (3,532,016)
                                                                   ------------

Total Liabilities and Stockholders' Deficit                        $    219,224
                                                                   ============


     See accompanying notes to unaudited consolidated financial statements.


                      UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
                                        (UNAUDITED)

                                                               2007                2006
                                                          -------------       -------------
REVENUE, net                                              $         658       $     111,015
COST OF GOODS SOLD                                                2,444              99,211
                                                          -------------       -------------

GROSS PROFIT (LOSS)                                              (1,787)             11,804
                                                          -------------       -------------


OPERATING EXPENSES:
Selling, general and administrative                             207,012             496,951
Marketing                                                         3,673              13,139
Research and development                                             --              13,510
Depreciation                                                      6,182               6,182
                                                          -------------       -------------

Total expenses                                                  216,867             529,782
                                                          -------------       -------------

LOSS FROM OPERATIONS                                           (218,654)           (517,978)

OTHER INCOME (EXPENSE):
Interest income                                                     815                 470
Interest expense                                                (48,849)            (42,071)
Loss on settlement of debt                                      (37,962)                 --
                                                          -------------       -------------

Total other expense                                             (85,996)            (41,601)
                                                          -------------       -------------

NET LOSS                                                  $    (304,649)      $    (559,579)
                                                          =============       =============


NET LOSS PER SHARE - BASIC AND DILUTED:                   $       (0.00)      $       (0.01)
                                                          =============       =============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        504,500,889          89,781,511
                                                          =============       =============


Weighted average number of dilutive securities has no been calculated as the effect of dilutive securities would be anti-dilutive

          See accompanying notes to unaudited consolidated financial statements.



                      UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
                                        (UNAUDITED)

                                                               2007                2006
                                                          -------------       -------------

REVENUE                                                   $       6,483       $     111,515
COST OF GOODS SOLD                                                5,283              99,211
                                                          -------------       -------------


GROSS PROFIT                                                      1,199              12,304
                                                          -------------       -------------


OPERATING EXPENSES:
Selling, general and administrative                           2,406,157           1,672,856
Marketing                                                        20,423             166,164
Research and development                                          9,632              31,338
Depreciation                                                     18,545              18,545
                                                          -------------       -------------

Total expenses                                                2,454,757           1,888,903
                                                          -------------       -------------

LOSS FROM OPERATIONS                                         (2,453,558)         (1,876,599)

OTHER INCOME (EXPENSE):
Interest income                                                   1,551                 893
Interest expense                                               (136,722)           (168,729)
Loss on settlement of debt                                      (37,962)            (16,926)
                                                          -------------       -------------

Total other expense                                            (173,133)           (184,762)
                                                          -------------       -------------

NET LOSS                                                  $  (2,626,690)      $  (2,061,361)
                                                          =============       =============

NET LOSS PER SHARE - BASIC AND DILUTED:                   $       (0.01)      $       (0.03)
                                                          =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        420,644,656          70,853,649
                                                          =============       =============

Weighted average number of dilutive securities has no been calculated as the effect of dilutive securities would be anti-dilutive

          See accompanying notes to unaudited consolidated financial statements.



                      UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
                                        (UNAUDITED)

                                                               2007             2006
                                                           -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(2,626,690)      $(2,061,361)
Adjustments to reconcile net loss to net cash used in
operations:
Stocks and warrants issued for services                      1,504,140           690,150
Depreciation                                                    18,545            18,545
Loss on settlement of debt                                      37,962
Changes in operating assets and liabilities:
Decrease in inventory, installation in process                      --            52,860
Increase in accounts receivable                                 (3,858)          (55,507)
Decrease in prepaid expenses                                    27,748           334,347
Increase in accounts payable and accrued expenses              495,563           536,795
                                                           -----------       -----------

Net cash used in operating activities                         (546,590)         (484,171)
                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash                                     52,155            19,131
                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                      --            (1,113)
Proceeds from sale of common stock                              21,000           204,000
Proceeds from exercise of warrants                                  --           346,500
Advances from related party                                     12,343            13,819
Advances on notes payable                                      515,000            89,985
Payments on Capital Lease                                           --            (2,491)
Payments on notes payable - related party                           --          (136,881)
Payments on notes payable                                      (68,449)          (43,760)
                                                           -----------       -----------

Net cash provided by financing activities                      479,894           470,059
                                                           -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (14,541)            5,019

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  18,113            13,248
                                                           -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $     3,572       $    18,267
                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax                                                 $        --       $        --
                                                           ===========       ===========
Interest Paid                                              $    37,383       $    18,959
                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt                       $   119,804       $        --
                                                           ===========       ===========
Shares issued for payment of accrued interest              $    16,196       $        --
                                                           ===========       ===========
Compensation contribution                                  $   550,000       $        --
                                                           ===========       ===========

          See accompanying notes to unaudited consolidated financial statements.

                                            5

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Detection Technology and Subsidiares., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT PLANS AND GOING CONCERN

As of September 30, 2007, the Company had a working capital deficit of $3,719,022 and an accumulated deficit of $35,366,079. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its effort to raising capital, and to the development, field-testing and marketing of its counter-terrorism products and services including its bioterrorism detection device, known as BSM-2000, and to the expansion of its product line into other counterterrorism products and services in related fields including threat evaluation services, security and surveillance cameras, safety videos, and kits for rapid detection of up to five agents. During the first nine months of 2007, the Company sold anthrax detection kits under various purchase agreements for $6,483.

The Company continues to pursue sales leads for direct sale of BSM-2000 and also is seeking to establish relationships with resellers who can assist in selling BSM-2000, the Company's bioterrorism detection kits, surveillance cameras, training material, and radiological detectors. We also plan to seek and find third parties interested in collaborating on further research and development on BSM-2000. Such research shall be aimed at making BSM-2000 more user-friendly, developing a less complicated interface and software, designing a lighter casing, and some cosmetics. The ideal third party collaborator would also assist us in marketing BSM-2000 more aggressively. There is no guarantee that any such collaborators will be found and, if found, that this strategy will be successful. The current version of BSM-2000 is fully functional and available for sale. To date, we have sold three units to the Government of the United Kingdom and we intend to develop a more wide-spread use for BSM-2000 through our planned collaborative research, development, sales, and marketing efforts.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


During the three months ended March 31, 2007, 33,337,129 shares were sold pursuant to a prior investment agreement for $146,500. The Company received $21,000 cash and the remaining $125,500 was paid directly to note holders for repayment of outstanding notes payable and accrued interest.

In September 2007, the Company entered into an agreement to sell 13,461,538 shares of its common stock to a third party in order to convert their debt to the respective party. The value of the stock issued in consideration for the debt conversion was $10,500.


RECLASSIFICATION

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.


REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.


STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 (Revised 2004), SHARE BASED PAYMENT ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for all share-based payments granted prior to and not yet vested as of January 1, 2006, and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and allowed under the original provisions of SFAS No.
123. The Company recognized $661,484 and $0 in share-based compensation expense for the nine months ended September 30, 2007 and 2006, respectively.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


         a. A brief description of the provisions of this Statement
         b. The date that adoption is required
         c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.


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

During the third quarter of 2007, the Company borrowed an aggregate of $126,000 from third parties under various promissory note agreements. The promissory notes all bear interest at 12% or 12.5% per annum, due during the first quarter of 2008. No interest or principal payments have been made on the notes, and the notes due prior to September 30, 2007, have been verbally extended until December 31, 2007.

As of September 30, 2007, the Company had total notes payable of $1,317,100.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


NOTE 4 - COMMITMENTS AND CONTINGENCIES

a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

     On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "AGREEMENT"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. The Company has accrued for this settlement.

b) Steven P. Sion and Sion Consulting, Inc. v. Universal Detection Technology Corporation, et. Al. (Superior Court of the State of California for the County of Los Angeles, Case NO. BC350942)

     On April 19, 2006, Plaintiffs Steven P Sion and Sion Consulting, Inc., a Nevada corporation, instituted an action in the Los Angeles Superior Court (SION V. UNIVERSAL DETECTION TECHNOLOGY CORPORATION, ET. AL.; Central District Case No. BC350942) against Defendants Universal Detection Technology Corporation, Albert E. Gosselin, Jr., Roy Peterson, Greg Edwards, Bombay Consortium, Inc., Howard Sperling, Assisted Care, Inc. As to Universal Detection, Plaintiffs alleged claims for: (1) Breach of Contract; (2) Fraud, (3) Negligent Misrepresentation; and (4) Conspiracy in relation to the sale of Dasibi Environmental Corp. Plaintiffs seek an unspecified amount of compensatory, general and punitive damages against all Defendants. On July 17, 2006, Universal Detection timely filed an Answer to the Complaint. Universal Detection strongly disputes and is vigorously defending against the allegations of the Complaint. Universal Detection has filed a Motion for Summary Judgment, or Alternative, Summary Adjudication of Claims. Trial was scheduled to commence on October 9, 2007. On September 5, 2007, a settlement and mutual release of all claims was signed between Plaintiffs and Universal Detection Technology Corporation. Plaintiffs and Defendant agreed to a dismissal of action and mutual release of claims.

     On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


     On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014 plus interest at the legal rate and for costs of suit. UDT strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, discovery has commenced, and trial has been set for October 29, 2007. There is also a Motion for Summary Judgment set for September 11, 2007.

On May 4, 2007, Plaintiff Horiba Jobin Yvon Inc. fka Jobin Yvon Inc. instituted an action in the Los Angeles Superior (West District Case No. 07C01862) against Defendants Universal Detection Technology Horiba Jobin Yvon Inc.'s complaint for money alleged that Defendants became indebted to Plaintiff in the sum of $9,510 for goods and services. Defendants agreed to pay said sum, but no part of said sum has been paid. Plaintiff seeks the following: the sum of $9,510 plus accrued interest at ten percent per annum from July 18, 2006; the costs of suit incurred; and reasonable attorneys' fees of $1,000. During August 2007, the Company's bank account was garnished.

From time to time, the Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.


NOTE 6- STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2007, the Company issued an aggregate of 75,554,058 shares of common stock to employees for services rendered to the Company .The Company recorded the expense at the fair market value of the shares of $226,772.

During the nine months ended September 30, 2007, the Company issued 208,539,992 shares of common stock as payment for consulting services or other professional fees for an aggregate amount of $759,284.

During the three months ended March 31, 2007, an investor purchased 33,337,129 shares of common stock as required under an investment agreement for an aggregate amount of $146,500. The Company received $21,000 of the proceeds during the first quarter of 2007. The remaining $125,500 was used to repay outstanding notes payable and accrued interest. The notes were paid directly by the investor.

During the nine months ended September 30, 2007, the Company cancelled an aggregate 29,000,500 shares of common stock. The holders of these shares have agreed with the cancellation for no consideration.

During the three month period ended September 30, 2007, the Company cancelled 60,000,000 shares issued to a vendor during the three month period ended March 31, 2007 in exchange for inventory credits worth $1,800,000. The value of the stock on the day of issuance was $288,000. The inventory credits were also reversed with the cancellation of the agreement.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


During the three month ended September 30, 2007, the Company cancelled 30,000,000 shares issued for debt cancellation of $50,000 during the three month ended June 30, 2007. The debt cancellation was also reversed with the cancellation of shares.

During September 2007, the Company entered an agreement to convert $10,500 of indebtedness into 13,461,538 shares of common stock. The fair market value of the stock on the date of agreement & issuance was $48,462. The Company recorded a loss on settlement of debt of $37,962. 11,000,000 of the shares were issued in September 2007, and the remaining 2,461,538 shares were issued in October 2007.


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


COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.


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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

On July 3, 2007, the Board of Directors adopted the 2007-2 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company initially reserved 90,000,000 shares of its common stock for awards to be made under the Plan. 89,993,834 of the shares reserved under this plan have been issued. The Company has registered another 270,000,000 shares of its common stock of which 116,999,998 have been issued.

Warrants:

There were no warrants granted during the nine month period ended September 30, 2007.


Common stock purchase options and warrants consisted of the following as of September 30, 2007:

                                                                                          Aggregated
                                                                          Exercise        Intrinsic
                                                         # Shares          Price            Value
                                                     --------------------------------------------------
OPTIONS:
Outstanding and exercisable, December 31, 2006             8,060,000   $0.01 to $1.75    $           -
     Granted                                             100,000,000       $0.01                     -
     Exercised                                                     -         -                       -
     Expired                                                (110,000)  $0.75 to $1.75                -
                                                     ----------------                   ---------------
Outstanding and exercisable, September 30, 2007          107,950,000   $0.01 to $0.33    $           -

WARRANTS:
Outstanding and exercisable, December 31, 2006             9,094,098   $0.1 to $0.9      $           -
     Granted                                                       -                                 -
     Exercised                                                     -                                 -
     Expired                                                (166,668)       $0.9                     -
                                                     ----------------                   ---------------
Outstanding and exercisable, September 30, 2007            8,927,430   $0.1 to $0.7      $           -

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


Options:

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the quarter ended September 30, 2006 includes compensation expense for all stock-based compensation awards vested during the quarter ended September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of SFAS 123-R, no expense has been recorded during the quarter ended September 30, 2006.

On March 28, 2007, the Company granted to Jacques Tizabi, its president and CEO, an option to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share, for a term of five years. The option is fully vested and immediately exercisable. The options were valued at $661,484 using the Black Scholes model for Options Valuation, with volatility of 174% and risk-free interest rate of 4.65%. The market price on the day of grant was $0.007. The Company recognized $661,484 as expense during the nine month period ended September 30, 2007.

Methods of estimating fair value:

Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of stock options is determined using the Black-Scholes model.

Under SFAS No. 123-R, the company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, the Company's president and CEO loaned the Company a total of $21,000 with interest rates of 12%-12.5% under various promissory note agreements. All notes have been repaid. The CEO has elected to forgo interest payments on the notes due to the short-term payback period.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


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

During the three months ended September 30, 2007, the Company's president and CEO loaned the Company a total of $1,000 with interest rate of 12.5% under a promissory note. The note has been verbally extended.

During the three months ended September 30, 2007, the company's officers loaned the Company a total of $6,843 for expenses.

During the nine months ended September 30, 2007, the Company recorded interest expense of $192.01 on the related party payables.


NOTE 8 - SUBSEQUENT EVENTS

During October 2007, the Company issued an aggregate of 49,999,998 shares of common stock to three employees for services rendered valued at approximately $26,000.

During October 2007, the Company issued an aggregate of 35,000,000 shares of common stock valued at approximately $66,500 in connection with services.

During October 2007, the Company borrowed an aggregate of $65,000 from third parties under two promissory notes. The notes carry interest at 12.5%. The notes are due on or before April 11, 2008.

During September 2007, the Company entered an agreement to convert $19,500 of indebtedness into 25,000,000 shares of common stock. The shares were issued in October 2007.

During October 2007, the Company entered an agreement to convert $37,875 of indebtedness into 48,557,692 shares of common stock. The shares were issued in October 2007.

During November 2007, the Company entered an agreement to convert $38,862.50 of indebtedness into 48,578,125 shares of common stock. The shares were issued in November 2007.

During November 2007, the Company entered an agreement to convert $21,200 of indebtedness into 26,500,000 shares of common stock. The shares were issued in November 2007.

During November 2007, the Company entered an agreement to convert $7,829.16 of indebtedness into 9,786,450 shares of common stock. The shares were issued in November 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING STATEMENTS REGARDING OUR CAPITAL NEEDS, BUSINESS PLANS AND EXPECTATIONS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES REGARDING AVAILABILITY OF FUNDS, GOVERNMENT REGULATIONS, COMMON SHARE PRICES, OPERATING COSTS, CAPITAL COSTS AND OTHER FACTORS. FORWARD-LOOKING STATEMENTS ARE MADE, WITHOUT LIMITATION, IN RELATION TO OPERATING PLANS, AVAILABILITY OF FUNDS, COUNTER-TERRORISM MARKET AND OPERATING COSTS. ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACTS MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECT", "PLAN", "INTEND", "ANTICIPATE", "BELIEVE", "ESTIMATE", "PREDICT", "POTENTIAL" OR "CONTINUE", THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW, AND, FROM TIME TO TIME, IN OTHER REPORTS WE FILE WITH THE SEC. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. WE DISCLAIM ANY OBLIGATION TO PUBLICLY UPDATE THESE STATEMENTS, OR DISCLOSE ANY DIFFERENCE BETWEEN ITS ACTUAL RESULTS AND THOSE REFLECTED IN THESE STATEMENTS. THE INFORMATION CONSTITUTES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

We are engaged in the research, development, and marketing of bioterrorism and radiological detection devices. We also supply kits for rapid detection of up to five bioterrorism warfare agents, security and surveillance cameras, and counter-terrorism training videos and DVDs. Our strategy is to identify qualified strategic partners with whom to collaborate in order to develop commercially viable terrorism detection devices and other counter-terrorism technologies and services. Consistent with this strategy, we integrated our proprietary bacterial spore detection technology into our existing aerosol monitoring system, resulting in a product named BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax.

During the three months ended September 30, 2007 we spent an aggregate of $207,012 on selling, general and administrative expenses and marketing expenses. This amount represents a 58.3% decrease over the comparable year-ago period. The decrease is principally attributable to a reversal in the quarter of a prior write-off for credit impairment.

Our working capital deficit at September 30, 2007, was $3,719,022. Our independent auditors' report, dated March 9, 2007, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2006. We require approximately $1.8 milllion to repay indebtedness in the next 12 months.

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

We require approximately $1,818,000 million in the next 12 months to repay debt obligations and execute our business plan. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our uses of capital during the next 12 months principally will be for:

         o administrative expenses, including salaries of officers and other employees we plan to hire;

         o        repayment of debt;

         o        sales and marketing;

         o        product testing and manufacturing; and

         o expenses of professionals, including accountants and attorneys.


Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. Since September 2007 we have converted $65,204 of debt to 73,557,692 shares of common stock.

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

None.

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

         o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2007, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of September 30, 2007 we owed $48,255 in interest on this note.

         o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2007 there was $ 74,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of September 30, 2007 we owed $27,918 in interest on this note.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 24, 2007, at a special meeting of our shareholders, the shareholders voted as indicated on the following matters submitted to them for consideration:


         (a) To amend the Company's Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock from 480,000,000 to 20,000,000,000.

                  For                     Against                   Abstain
                  ---                     -------                   -------
              256,803,843               72,278,382                15,392,738


         (b) To authorize the Board of Directors of the Company to effect, in its discretion, a two-hundred-for-one reverse stock split of the Company's shares of Common Stock prior to the next Annual Meeting of Shareholders.

                  For                     Against                   Abstain
                  ---                     -------                   -------
              264,370,383               79,509,619                  594,962

No other business was presented at the meeting. Based upon the voting, both proposals were approved by the shareholders.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

EXHIBIT LIST

Exhibit Number          Description
--------------          -----------

EXHIBIT 3.6 Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.6 of the Company's Current Report on Form 8-K filed with the SEC on September 27, 2007.)

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


Dated: November 14, 2007            UNIVERSAL DETECTION TECHNOLOGY



                                    /s/ Jacques Tizabi
                                    --------------------------------------------
                                    Jacques Tizabi,
                                    President, Chief Executive Officer
                                    (Principal Executive Officer), and Acting
                                    Chief Financial Officer (Acting Principal
                                    Financial Officer)