Form 10QSB/A
period 2007-09-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2007-11-19
CIK 763950

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER, 30, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number 0-31012

                         UNIVERSAL DETECTION TECHNOLOGY
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             CALIFORNIA                               95-2746949
-------------------------------------   ----------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


   9595 WILSHIRE BLVD., SUITE 700
     BEVERLY HILLS, CALIFORNIA                          90212
-------------------------------------   ----------------------------------------
       (Address of principal                          (Zip Code)
         executive offices)

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

EXPLANATORY NOTE: This Amended 10-QSB for the Quarter Ended September 30, 2007 is filed by Registrant to correct certain disclosures made in the Report filed on November 13, 2007, specifically to disclose that (i) the Series A-1 Preferred Stock of the Registrant was canceled and is no longer outstanding, (ii) that a promissory note was issued to an affiliate of the Registrant in the principal amount of $50,000 in connection with the cancellation of the Series A-1 Preferred Stock, and (iii) to update certain disclosures regarding the current status of previously disclosed litigation matters.

                                              PART I
                                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                        SEPTEMBER 30, 2007
                                            (UNAUDITED)

                                              ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                       $          3,572
Restricted cash                                                                           10,152
Accounts Receivable, net                                                                   3,858
Prepaid expenses and other current assets                                                 10,222
                                                                               ------------------
Total current assets                                                                      27,803

DEPOSITS                                                                                  10,226
EQUIPMENT, NET                                                                            63,854
PATENT COSTS                                                                             117,341
                                                                               ------------------

                                                                                $        219,224
                                                                               ==================

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade                                                         $        919,547
Accrued liabilities                                                                    1,009,533
Notes payable - related party                                                             64,843
Notes payable                                                                          1,317,100
Accrued interest expense                                                                 485,802
                                                                               ------------------

Total current liabilities                                                              3,796,825

OTHER LIABILITIES - Note Payable Long term                                                 4,415
                                                                               ------------------

Total Liabilities                                                                      3,801,240

COMMITMENTS AND CONTINGENCIES                                                                  -

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 20,000,000,000 shares
     authorized, 476,839,778 shares issued and outstanding                            26,470,975
Additional paid-in-capital                                                             5,313,089
Accumulated deficit                                                                  (35,366,080)
                                                                               ------------------

Total stockholders' deficit                                                           (3,582,016)
                                                                               ------------------

Total Liabilities and Stockholders' Deficit                                     $        219,224
                                                                               ==================

See accompanying notes to unaudited consolidated financial statements.




                            UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
                                              (UNAUDITED)


                                                                     2007                  2006
                                                             -----------------------------------------

REVENUE, net                                                  $             658     $         111,015
COST OF GOODS SOLD                                                        2,444                99,211
                                                             -------------------   -------------------

GROSS PROFIT (LOSS)                                                      (1,787)               11,804
                                                             -------------------   -------------------

OPERATING EXPENSES:
Selling, general and administrative                                     207,012               496,951
Marketing                                                                 3,673                13,139
Research and development                                                      -                13,510
Depreciation                                                              6,182                 6,182
                                                             -------------------   -------------------

Total expenses                                                          216,867               529,782
                                                             -------------------   -------------------

LOSS FROM OPERATIONS                                                   (218,653)             (517,978)

OTHER INCOME (EXPENSE):
Interest income                                                             815                   470
Interest expense                                                        (48,849)              (42,071)
Loss on settlement of debt                                              (37,962)                    -
                                                             -------------------   -------------------

Total other expense                                                     (85,996)              (41,601)
                                                             -------------------   -------------------

NET LOSS                                                      $        (304,649)    $        (559,579)
                                                             ===================   ===================

NET LOSS PER SHARE - BASIC AND DILUTED:                       $           (0.00)    $           (0.01)
                                                             ===================   ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                504,500,889            89,781,511
                                                             ===================   ===================


Weighted average number of dilutive securities has no been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to unaudited consolidated financial statements.





                            UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
                                              (UNAUDITED)


                                                                     2007                  2006
                                                             -----------------------------------------

REVENUE                                                       $           6,483     $         111,515
COST OF GOODS SOLD                                                        5,283                99,211
                                                             -------------------   -------------------

GROSS PROFIT                                                              1,199                12,304
                                                             -------------------   -------------------

OPERATING EXPENSES:
Selling, general and administrative                                   2,406,157             1,672,856
Marketing                                                                20,423               166,164
Research and development                                                  9,632                31,338
Depreciation                                                             18,545                18,545
                                                             -------------------   -------------------

Total expenses                                                        2,454,757             1,888,903
                                                             -------------------   -------------------

LOSS FROM OPERATIONS                                                 (2,453,557)           (1,876,599)

OTHER INCOME (EXPENSE):
Interest income                                                           1,551                   893
Interest expense                                                       (136,722)             (168,729)
Loss on settlement of debt                                              (37,962)              (16,926)
                                                             -------------------   -------------------

Total other expense                                                    (173,133)             (184,762)
                                                             -------------------   -------------------

NET LOSS                                                      $      (2,626,690)    $      (2,061,361)
                                                             ===================   ===================

NET LOSS PER SHARE - BASIC AND DILUTED:                       $           (0.01)    $           (0.03)
                                                             ===================   ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                420,644,656            70,853,649
                                                             ===================   ===================

Weighted average number of dilutive securities has no been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to unaudited consolidated financial statements.



                              UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
                                                (UNAUDITED)


                                                                        2007                 2006
                                                                -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $      (2,626,690)    $      (2,061,361)
Adjustments to reconcile net loss to net cash used in
 operations:
Stocks and warrants issued for services                                  1,504,140               690,150
Depreciation                                                                18,545                18,545
Loss on settlement of debt                                                  37,962                     -
Changes in operating assets and liabilities:
Decrease in inventory, installation in process                                   -                52,860
Increase in accounts receivable                                             (3,858)              (55,507)
Decrease in prepaid expenses                                                27,748               334,347
Increase in accounts payable and accrued expenses                          495,563               536,795
                                                                -------------------   -------------------

Net cash used in operating activities                                     (546,590)             (484,171)
                                                                -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash                                                 52,155                19,131
                                                                -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                                   -                (1,113)
Proceeds from sale of common stock                                          21,000               204,000
Proceeds from exercise of warrants                                               -               346,500
Advances from related party                                                 12,343                13,819
Advances on notes payable                                                  515,000                89,985
Payments on Capital Lease                                                        -                (2,491)
Payments on notes payable - related party                                        -              (136,881)
Payments on notes payable                                                  (68,449)              (43,760)
                                                                -------------------   -------------------

Net cash provided by financing activities                                  479,894               470,059
                                                                -------------------   -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (14,541)                5,019

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              18,113                13,248
                                                                -------------------   -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $           3,572     $          18,267
                                                                ===================   ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax                                                       $               -     $               -
                                                                ===================   ===================
Interest Paid                                                    $          37,383     $          18,959
                                                                ===================   ===================
SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt                             $         119,804     $               -
                                                                ===================   ===================
Shares issued for payment of accrued interest                    $          16,196     $               -
                                                                ===================   ===================
Compensation contribution                                        $         550,000     $               -
                                                                ===================   ===================

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT PLANS AND GOING CONCERN

As of September 30, 2007, the Company had a working capital deficit of $3,769,022 and an accumulated deficit of $35,366,080. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

The Company continues to try and pursue sales leads for direct sale of BSM-2000 and also is seeking to establish relationships with resellers who can assist in selling BSM-2000, Company's bioterrorism detection kits, surveillance cameras, training material, and radiological detectors. We also plan to seek and find third parties interested in collaborating on further research and development on BSM-2000. Such research shall be aimed at making BSM-2000 more user-friendly, developing a less complicated interface and software, designing a lighter casing, and some cosmetics. The ideal third party collaborator would also assist us in marketing BSM-2000 more aggressively. There is no guarantee that any such collaborators will be found and, if found, that this strategy will be successful. The current version of BSM-2000 is fully functional and available for sale. To date, we have sold three units to the Government of the United Kingdom and we intend to develop a more wide-spread use for BSM-2000 through our planned collaborative research, development, sales, and marketing efforts.

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

In September 2007, the Company entered into an agreement to sell 13,461,538 shares of its common stock to a third party in order to convert the Company's debt to the party. The value of the stock issued in consideration for the debt conversion was $10,500.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


      On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014 plus interest at the legal rate and for costs of suit. UDT strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, discovery has commenced, and trial has been set for October 29, 2007. There is also a Motion for Summary Judgment set for September 11, 2007.The Company is not actively defending this case and has not received any additional information regarding the status of the case.

On May 4, 2007, Plaintiff Horiba Jobin Yvon Inc. fka Jobin Yvon Inc. instituted an action in the Los Angeles Superior (West District Case No. 07C01862) against Defendants Universal Detection Technology Horiba Jobin Yvon Inc.'s complaint for money alleged that Defendants became indebted to Plaintiff in the sum of $9,510 for goods and services. Defendants agreed to pay said sum, but no part of said sum has been paid. Plaintiff seeks the following: the sum of $9,510 plus accrued interest at ten percent per annum from July 18, 2006; the costs of suit incurred; and reasonable attorneys' fees of $1,000. During August 2007, the Company's bank account was garnished. The Plaintiff has been satisfied with the collection of the debt and has no further complaints.

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

PREFERRED STOCK

On March 28, 2007, the Board of Directors approved the creation of the Series A-1 Preferred Stock of the Company and the issuance of 150 shares of such stock to Jacques Tizabi for $50,000 in accrued compensation. The stock entitled the holder to 1,000,000 votes per share, which shall voted together with the Common Stock of the Company for all purposes, except where a separate vote of the classes of capital stock is required by California law. The aggregate value of the 150 shares issued to Mr. Tizabi was $50,000. The shares had a liquidation value, as described in the Company's Articles of Incorporation, of $50,000. Mr. Tizabi was prohibited, by agreement with the Company, from transferring or selling such stock, or any interest in such stock for so long as the shares were outstanding. On July 31, 2007, Mr. Tizabi surrendered the 150 shares of the Series A-1 Preferred Stock of the Company in exchange for promissory note in the amount of $50,000. The promissory note bears no interest and is due on or before July 1, 2008. The shares were then cancelled by the Company.

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

Common stock purchase options and warrants consisted of the following as of September 30, 2007:

                                                                                                   Aggregated
                                                                                 Exercise           Intrinsic
                                                                # shares          Price              Value
                                                          ------------------------------------------------------
OPTIONS:
Outstanding and exercisable, December 31, 2006                  8,060,000     $0.01 to $1.75     $            -
   Granted                                                    100,000,000          $0.01                      -
   Exercised                                                            -                  -                  -
   Expired                                                       (110,000)    $0.75 to $1.75                  -
                                                          ----------------                      ----------------
Outstanding and exercisable, September 30, 2007               107,950,000     $0.01 to $0.33     $            -

WARRANTS:
Outstanding and exercisable, December 31, 2006                  9,094,098      $0.1 to $0.9      $            -
   Granted                                                              -                                     -
   Exercised                                                            -                                     -
   Expired                                                       (166,668)         $0.9                       -
                                                          ----------------                      ----------------
Outstanding and exercisable, September 30, 2007                 8,927,430      $0.1 to $0.7      $            -

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

Methods of estimating fair value

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

During the nine months ended September 30, 2007, the Company recorded $192.01 on the related party payables.

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

Our working capital deficit at September 30, 2007, was $3,769,022. Our independent auditors' report, dated March 9, 2007, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2006. We require approximately $1.8 million to repay indebtedness in the next 12 months.

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

On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014.34 plus interest at the legal rate and for costs of suit. UDT strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, discovery has commenced, and trial has been set for October 29, 2007. There is also a Motion for Summary Judgment set for September 11, 2007. The Company is not actively defending this case and has not received any additional information regarding the status of the case.

On May 4, 2007, Plaintiff Horiba Jobin Yvon Inc. fka Jobin Yvon Inc. instituted an action in the Los Angeles Superior (West District Case No. 07C01862) against Defendants Universal Detection Technology Horiba Jobin Yvon Inc.'s complaint for money alleged that Defendants became indebted to Plaintiff in the sum of $9,510.20 for goods and services. Defendants agreed to pay said sum, but no part of said sum has been paid. Plaintiff seeks the following: the sum of $9,510.20 plus accrued interest at ten percent per annum from July 18, 2006; the costs of suit incurred; and reasonable attorneys' fees of $1,000. During August 2007, the Company's bank account was garnished. The Plaintiff has been satisfied with the collection of the debt and has no further complaints.


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

On March 28, 2007, the Board of Directors approved the creation of the Series A-1 Preferred Stock of the Company and the issuance of 150 shares of such stock to Jacques Tizabi, the Company's President, CEO, and Acting CFO, in lieu of $50,000 in accrued compensation. The stock was canceled and the debt reinstated as a promissory note in July 2007.

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

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

EXHIBIT LIST

Exhibit Number      Description
--------------      -----------

    31.1            CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
                    ACT OF 2002

    32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 19, 2007                 UNIVERSAL DETECTION TECHNOLOGY


                                         /s/ Jacques Tizabi
                                         ---------------------------------------
                                         Jacques Tizabi,
                                         President, Chief Executive Officer
                                         (Principal Executive Officer), and
                                         Acting Chief Financial Officer (Acting
                                         Principal Financial Officer)