Form 10KSB
period 2007-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2008-04-14
CIK 763950

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended: DECEMBER 31, 2007

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from: ___ to ____

                         Commission File Number 0-14266

                         UNIVERSAL DETECTION TECHNOLOGY
                 (Name of Small Business Issuer in Its Charter)

               CALIFORNIA                               95-2746949
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

      9595 WILSHIRE BLVD., SUITE 700
       BEVERLY HILLS, CALIFORNIA                          90212
 (Address of principal executive offices)              (Zip Code)

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

State issuer's revenues for its most recent fiscal year: $8,011.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,281,234 as of April 07, 2008.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,653,206,274 common shares, no par value, outstanding as of April 7, 2008.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS
                         TO ANNUAL REPORT ON FORM 10-KSB
                        FOR YEAR ENDED DECEMBER 31, 2007

--------------------------------------------------------------------------------
                                                                            PAGE
PART I                                                                      ----
Item 1.    Description of Business                                            4
Item 1A.   Risk Factors                                                      11
Item 2.    Description of Property                                           16
Item 3.    Legal Proceedings                                                 16
Item 4.    Submission of Matters to Vote of Security Holders                 17

--------------------------------------------------------------------------------
PART II
Item 5.    Market for Common Equity and Related Stockholder Matters          18
Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         21
Item 7.    Financial Statements                                              27
Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          28
Item 8A.   Controls and Procedures                                           28
Item 8B.   Other Information                                                 29

--------------------------------------------------------------------------------
PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                 30
Item 10.   Executive Compensation                                            31
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   33
Item 12.   Certain Relationships and Related Transactions                    34
Item 13.   Exhibits                                                          34
Item 14.   Principal Accountant Fees and Services                            36

--------------------------------------------------------------------------------
SIGNATURES                                                                   37
--------------------------------------------------------------------------------



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," "may," "will," "should," "expect," "plan," "potential," or "continue" or the negative of these terms or other comparable terminology and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

Universal Detection Technology (the "Company" or "We") is engaged in the research and development of bioterrorism detection devices. We were incorporated on December 24, 1971, under the laws of California. Our core business for over twenty years was the design, manufacture, marketing and sale of automated continuous air monitoring instruments used to detect and measure various types of air pollution, such as acid rain, ozone depletion and smog episodes. We also supplied computer-controlled calibration systems that verified the accuracy of our instruments, data loggers to collect and manage pollutant information, and our reporting software for remote centralized applications. In September 2001, we retained a new management team. At that same time, the members of the Board of Directors resigned and new members were appointed. In the first quarter of 2002, management recommended to the Board, and the Board approved, a change to our strategic direction. In March 2002, we sold our sole operating subsidiary and reconfigured one of our existing air monitoring instruments in order to develop the Anthrax Detector, later renamed BSM-2000. In 2006 we expanded our business activities and included new products and services that would complement our core counter bioterrorism expertise. These products and services include anthrax detection kits, first responder training courses and reference videos, radiation detection systems, anti-microbial products, and research & development. Our principal offices are at 9595 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212. Our telephone number is (310) 248-3655.

OVERVIEW

We are engaged in the research, development, and marketing of bioterrorism detection devices. Our strategy is to identify qualified strategic partners with whom to collaborate in order to develop commercially viable bioterrorism detection devices. Consistent with this strategy, in August 2002, we entered into a Technology Affiliates Agreement with NASA's Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bioterrorism detection equipment. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product named BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax.

Our management continues to gain expertise in anti-terrorism techniques and solutions. Through our partnership with Security Solutions International, we have begun providing training seminars on terrorism detection and response methods. The seminars are designed for security officials, building safety managers, and law enforcement personnel. Through partnerships with various third parties, we have commenced sales and marketing of bioterrorism detection kits, radiation detection systems, anti-microbial products, surveillance cameras, and training references.

In 2007 we have realized revenues of $8,011 from sales. We have incurred losses for the fiscal years ended December 31, 2007 and 2006 in the approximate amounts of $3.6 million and $2.7 million, respectively, and have an accumulated deficit of $36 million as of December 31, 2007. At December 31, 2007, we were in default on certain debt obligations totaling approximately $331,300, in addition to accumulated interest of approximately $392,000. We require approximately $1.4 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. In addition, the recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a fair price. We actively continue to pursue additional equity or debt financing, but cannot provide any assurances that we will be successful. If we are unable to pay our debts as they becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives.

In May 2004, we unveiled the first functional prototype of BSM-2000. The prototype operated on external software. In July 2004, we commenced simulated tests with benign bacterial spores having anthrax-like properties in order to fine tune our product. The use of benign spores is as effective as testing with anthrax spores because our device is designed to detect an increase in bacterial spore concentration levels. Based on results we obtained, we were able to enhance the sensitivity of BSM-2000 by improving the sample collection efficiency of the device, and made certain other modifications to improve efficiency. While more testing and development is needed to enhance the performance of our BSM-2000 and to make it more user-friendly, the device is a functional product, available for sale.

Starting in 2006, we followed a diversification strategy pursuant to which we have added various other services to our BSM-2000, biological detection system. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, training courses, and event security to our services. We have also started sales and marketing of security and counter-terrorism products including bioterrorism detection kits, surveillance cameras, radiation detection systems, anti-microbial products, and training references, all of which are manufactured or supplied by third parties and for which we act as authorized resellers. Some of our products and services have not been sold to date and there is no guarantee that any of them will be demanded and sold in the market in the future.

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

Our list price for BSM-2000 is $109,000. The manufacturing of BSM-2000 is outsourced to Original Equipment Manufacturers (OEM). We do not have any in-house manufacturing capabilities and do not intend to develop any until we reach high volumes of sales for BSM-2000 that would justify such facilities. To date we have used services of 2 OEMs for manufacturing of our units. We may decide to use services of other manufacturers in the future.

In March 2006, we received a firm order from the government of the United Kingdom for two units of UDTT's BSM-2000 Anthrax Detection Systems. We have shipped both units and payment for both has been received. Due to confidentiality of the purchase order, we are unable to release the specific use and the name of the branch of government that has made the purchase.

While we initially planned to secure and lease a testing facility close to the JPL laboratories where we would be able to implement a quality assurance program and test our products against the required specifications before shipping them to customers, that plan was never materialized and we do not anticipate to open such facilities in the foreseeable future and unless we receive a substantial order for our BSM-2000.

In February 2006, the Company expanded its relationship with Caltech by licensing additional technologies in the field of microbial monitoring and sterility verification. While the Company plans to commercialize the microbial monitoring technology for use in hospitals, it has not yet started any such activities and there is no guarantee that it will in the near future. The Company also commenced work on developing smart ticket assay for detection of anthrax spores. Smart ticket assays are rapid field tests that are similar to common home pregnancy tests. Further research and development is needed to fully commercialize these smart ticket assays and presently there is no guarantee that the Company will have necessary funding and resources to conduct such research and development. Through parallel efforts for development of its proprietary smart ticket assays, the Company entered an agreement with a third party, whereby it markets and sells lateral flow assays capable of rapid on-site detection of five bioterrorism agents.

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

The private sector also has responded to the need for preparedness against bioterrorism. A number of companies have developed or are in the process of developing various methods to detect harmful pathogens in the air, on surfaces, and in food and water through genetic analysis, including DNA or RNA analysis. In recent years, significant advances in molecular biology have led to the development of increasingly efficient and sensitive techniques for detecting and measuring the presence of a particular genetic sequence in a biological sample. Genetic testing involves highly technical procedures, including:

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

Existing technologies for determining the genetic composition of a cell or organism generally face the following limitations:

    o Require skilled technicians and special laboratories. Currently available methods and systems for genetic analysis require skilled technicians in a controlled laboratory setting, including, in many cases, separate rooms to prevent contamination of one sample by another. Some progress has been made to automate this process;
    o Large and inflexible equipment. Most currently available genetic analysis equipment is large and inflexible and requires a technically complex operating environment. New designs are attempting to address miniaturization of equipment;
    o Timeliness of result. Current sample preparation, amplification and detection technologies rely on processes that often require hours to complete, rendering results that may not be timely enough to be medically useful. Some new instruments are attempting to reduce analysis times;
    o Sensitivity constraints. Some existing technologies accept and process only very small sample volumes, forcing laboratory technicians to spend significant effort in concentrating larger samples in order to obtain the required level of sensitivity for detecting and measuring the presence of a genetic sequence;
    o Lack of integration. We believe that current amplification and detection systems do not fully automate and integrate sample preparation into their processes in a manner that can be useful in a non-laboratory setting in a cost effective fashion;
    o Operational Cost. The operating costs for existing technologies can be extremely high, making the implementation of the device cost-prohibitive; and
    o False Positives. Most existing technologies are susceptible to false positive results, which can have significant social and economic consequences.

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

PCR has been one of the most promising methods for an automated anthrax detection system. PCR amplifies DNA targets of choice, such as gene sequences encoded for the anthrax toxins to detectable levels. PCR is very sensitive and is able to detect very small amounts of DNA. But, the PCR process typically requires about three to eight hours to complete, plus an additional three hours for sample preparation time, which must usually be performed by a trained technician. Some developments have been made to automate the PCR process and reduce the analysis time. Nonetheless, the process is very expensive. We believe that the principal desired characteristics of an anthrax detection system are sustained, online operation with minimal maintenance, minimal susceptibility to false alarms, and low operating costs. These attributes require that we address the limitations inherent in most current technologies with a product that can operate as a stand-alone detection device.

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

Universal Detection Technology has also situated itself to provide various counter-terrorism products services that can be complimentary to BSM-2000. The Company is a reseller of these products, which include rapid anthrax detection test kits, training courses for first responders, event security, threat evaluation & consulting, radiation detection systems, anti-microbial products, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations. The Company's bioterrorism detection kits can be used by emergency personnel to determine whether a suspicious substance is actually anthrax, botulinum toxin, ricin toxin, plague, or SEBs. So far the company has sold these kits to both the US Army and private customers. In 2007 the Company sold its bioterrorism detection kits to the Washington DC, Fire and Safety Management and other users.

COMPANY PRODUCTS

The Company has situated itself to serve as a provider of counter terrorism products, consulting, and solutions with a focus on bioterrorism detection. The Company's flagship product is an automated real-time bacterial spore detector, called BSM-2000, used for detection of abnormal levels of airborne endospores such as anthrax. In 2007, we expanded our product base to include small anthrax detection test kits, newer kits capable of detecting up to five bioterrorism agents, radiation detection systems, surveillance cameras, anti-microbial products and training material and references DVDs.

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

Pursuant to our development plan, if an increase in spore concentration is detected, an alarm can sound notifying both a building's internal security as well as local emergency services through the device's landline or wireless networking capability. The system can be adjusted to ensure that the maximum time it takes to detect, and generate an alarm in response to a release of bacterial spores is approximately 15 minutes, which is designed to be adequate to substantially reduce the likelihood of widespread contamination. This response time also provides adequate time to begin antibiotic treatment prior to the onset of symptoms which can arise within two to three days if left untreated. The system is designed for constant and unattended monitoring of spaces such as public facilities and commercial buildings.

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

MARKETING AND SALES

Our sales and marketing plan includes strategic partnership agreements and retention of our in-house staff and outside consultants. The Company has retained the services of consultants to market BSM-2000 in the United States and internationally. In 2007 we continued to work closely with our international distributors to market our automatic detection systems to government and private entities outside of the U.S. In January 2008, we assigned a representative in China and started working with a new group in Italy both of which are expected to work on marketing of our various products in their respective territories.

In the United States, we plan to continue presenting our technology at industry events and trade shows. We also retain domestic distributors and consultants to arrange meetings with and presentations to building owners and operators, government officials in charge of decisions for safety and security of government and private venues and buildings, homeland security officials, and security companies. The United States Army, Washington DC Fire and Safety Management, and the Burbank Police Department have all purchased our detection test kits and we plan to try and sell more in 2008.

In 2007 we continued to aggressively use the internet for spreading the word about Universal Detection Technology and its products and services to the public. This strategy includes creation of an interactive and informational presence through our website and use of various third parties to bring traffic to our website. We have been successful in generating interest and traffic in Universal Detection and its services. We intend to do more internet marketing and search engine optimization activities in 2008.

We also plan to develop brand recognition for our company and for our product through attendance at national and international defense related exhibitions, use of print and video promotional materials, and by granting interviews to national and international news media.

MANUFACTURING

Currently, we do not have any manufacturing capabilities. We have been in discussions with two third-party contractors, Met One Instruments and Horiba Jobin Yvon, regarding the manufacturing of our BSM-2000. Met One and Horiba Jobin Yvon have each manufactured three units for us to date. We have no agreements and are not obligated to continue to work with any of our Original Equipment Manufacturers (OEM). As such, we may choose to work with other OEMs in the future.

RESEARCH AND DEVELOPMENT

Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product which initially we referred to as the Anthrax Smoke Detector, and which we renamed BSM-2000 on April 21, 2005. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device operates to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax. Under our agreement with JPL, we paid it approximately $250,000 for its services and we received an option to license all technology developed under the Technology Affiliates Agreement from Caltech. On September 30, 2003, we exercised our option and Caltech granted to us a worldwide exclusive license to the patent rights referenced in the Technology Affiliates Agreement and a worldwide nonexclusive license to rights in related proprietary technology. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. Pursuant to the terms of the license, we must pay four percent royalties on product sales in countries where a patent is issued and two percent royalties on product sales in countries where a patent is not issued, as well as 35 percent of net revenues received from sub-licensees. As of the date of this report we have not paid the $10,000 royalty due Cal Tech on August 1, 2007. According to our license agreement with Caltech, Caltech shall have the right to terminate our license agreement and the rights and licenses granted to us if we fail to make any payment due including patent expense or minimum annual royalties for a period of fifteen days after receiving a second written notice from Caltech specifying our failure. To date we have not received any notices from Caltech with regards to our August 1, 2007 minimum annual royalty due of $10,000. Furthermore, we have reached an agreement with Caltech with regards to the payment of patent fees. This agreement is signed in the form of a second amendment to our license agreement, dated December 5, 2006 with Caltech. Accordingly, we have agreed that we owe the amount of $86,318.48 for patent costs incurred by Caltech prior to December 1, 2006 and that this amount shall be paid to Caltech in ten monthly installments of $8,631.85. To date, we have made four of the monthly installments called for in the second amendment to our license agreement with Cal Tech.

We spent $19,000 and $31,000 on research and development for the years ended December 31, 2007and 2006 respectively. We also spent an aggregate amount of $231,125 on research and development for the years ended December 31, 2003, 2004, and 2005. We paid the substantial majority of these amounts ($169,000 in fiscal 2003) to JPL under the Technology Affiliates Agreement.

TESTING

In May 2004, we unveiled the first functional prototype of BSM-2000. The prototype operated on external software. In July 2004, we commenced simulated tests with benign bacterial spores having anthrax-like properties in order to fine tune our product. The use of benign spores is as effective as testing with anthrax spores because our device is designed to detect an increase in bacterial spore concentration levels. Based on results we obtained, we were able to enhance the sensitivity of BSM-2000 by improving the sample collection efficiency of the device, and made certain other modifications to improve efficiency. Our device is a functional viable product, available for sale. We are in discussions with third parties to conduct more research & development and testing on BSM-2000 aimed at performance enhancement, weight reduction, ruggedizing the device, and other cosmetic enhancements.

GOVERNMENTAL APPROVAL

We are not presently aware of any governmental agency approval required for BSM-2000 before we can sell it in the United States. We cannot assure you that BSM-2000 is not subject to or will not become subject to governmental approval or governmental regulation. To the extent that any governmental approval is required in the future, we intend to obtain all required approvals consistent with applicable law. We cannot assure you that future governmental regulation will not adversely affect our ability to successfully commercialize a viable product.

EMPLOYEES

As of December 31, 2007, we had a total of five full-time employees. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

ITEM 1A. RISK FACTORS

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated March 25, 2008, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2007. We have experienced operating losses since the date of the auditors' report. Our auditor's opinion may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT OF A SUBSTANTIAL PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TO TIMELY PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at December 31, 2007 we are in default on a portion of our debt totaling approximately $331,000, excluding accumulated interest of approximately $392,000. In the aggregate, as of December 31, 2007, we have approximately $1.9 million in debt obligations, including interest, owing within the next 12 months. We cannot assure you that any of these note-holders will agree to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2008.

We do not anticipate generating significant sales of the BSM-2000 until after we complete all testing and modifications, which is contingent principally upon receipt of adequate funding and our ability to continue to form collaborative arrangements with qualified third parties to engage in that testing at nominal cost to us. We have not been profitable in the past years and had an accumulated deficit of approximately $36 million at December 31, 2007. We have had little revenues from sales of our products since the beginning of fiscal 2002, the commencement of development of our BSM-2000. During the fiscal years ended December 31, 2007 and 2006, we had losses of $3.6 million and $2.7 million, respectively. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2008.

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

In addition, if we are unable to establish a successful sales, marketing, and distribution operation, we will not be able to generate sufficient revenue in order to maintain operations. We have no experience in marketing or distributing new products. We have not yet established marketing, sales, or distribution capabilities for our BSM-2000. We plan on entering into distribution agreements with third parties to sell our BSM-2000. If we are unable to enter into relationships with third parties to market, sell, and distribute our products, we will need to develop our own capabilities. We have no experience in developing, training, or managing a sales force. If we choose to establish a direct sales force, we will incur substantial additional expense. We may not be able to build a sales force on a cost effective basis or at all. Any direct marketing and sales efforts may prove to be unsuccessful. In addition, our marketing and sales efforts may be unable to compete with the extensive and well-funded marketing and sales operations of some of our competitors. We also may be unable to engage qualified distributors. Even if engaged, they may fail to satisfy financial or contractual obligations to us, or adequately market our products..

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

EXISTING AND DEVELOPING TECHNOLOGIES MAY ADVERSELY AFFECT THE DEMAND FOR OUR ONLY PRODUCT, THE BSM-2000.

Our industry is subject to rapid and substantial technological change. Developments by others may render our technology and planned product noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Competition from other biotechnology companies, universities, governmental research organizations and others diversifying into our field is intense and is expected to increase. According to the public filings of Cepheid, one of our competitors, it has begun shipping its detection technology product, including for use by the U.S. Postal Service. Cepheid's entry into the market before us has made it more difficult for us to penetrate the market. In addition, our competitors offer technologies different than ours which potential customers may find more suitable to their needs. For example, Cepheid's technology specifically detects for Anthrax whereas our technology detects for an increase in the level of bacterial spores. Many of our competitors also have significantly greater research and development capabilities than we do, as well as substantially greater marketing, manufacturing, financial and managerial resources.

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of December 31, 2007, we had outstanding options and warrants to purchase a total of 123,000,000 shares of common stock. Of these options and warrants, all have exercise prices at or above the recent market price of $0.0008 per share (as of March 30, 2008) and none have exercise prices at or below this price.

WE USE A SIGNIFICANT PORTION OF OUR CASH ON HAND AND STOCK TO PAY CONSULTING FEES. WE MAY NOT RECEIVE THE BENEFIT WE EXPECT FROM THESE CONSULTANTS.

The consultants that we hire may not provide us with the level of services, and consequently, the operating results, we anticipate. We spent approximately $0.7 and $0.8 million in consulting fees during the years ended December 31, 2007 and 2006, respectively, and utilized approximately 10 consultants during this period. The consultants we engage provide us with a variety of services.

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

IF OUR INTERNATIONAL PATENTS FOR THE BACTERIAL SPORE DETECTION TECHNOLOGY ARE NOT ISSUED, COMPETITORS MAY BE ABLE TO COPY AND SELL PRODUCTS SIMILAR TO OURS WITHOUT PAYING A ROYALTY, WHICH WOULD HAVE A MATERIAL ADVERSE IMPACT ON OUR ABILITY TO COMPETE.

If BSM-2000 is commercialized, the lack of foreign patent protection could allow competitors to copy and sell products similar to ours without paying a royalty. Caltech owns the bacterial spore detection technology that is integrated into BSM-2000. On January 31, 2003, Caltech filed a U.S. patent application covering the technology, which was granted by the U.S. Patent and Trademark Office in December 2007. Caltech also filed a patent application with the European Patent Office. We paid and filed on behalf of Caltech a patent application in Japan as well. No international patents have been issued and we cannot assure you that any international patents will be issued.

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

THE BACTERIAL SPORE DETECTION TECHNOLOGY IS LICENSED TO US BY CALTECH. IF OUR LICENSE TERMINATES, OUR FUTURE PROSPECTS WOULD BE HARMED.

The loss of our technology license would require us to cease operations until we identify, license and integrate into our product another technology, if available. If we fail to fulfill any payment obligation under the terms of the license agreement or materially breach the agreement, Caltech may terminate the license. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. Furthermore, we have reached an agreement with Caltech with regards to the payment of patent fees. This agreement is signed in the form of a second amendment to our license agreement with Caltech. Accordingly, we have agreed that we owe the amount of $86,318.48 for patent costs incurred by Caltech prior to December 1, 2006 and that this amount shall be paid to Caltech in ten monthly installments of $8,631.85. To date, have made four of the monthly installments called for in the second amendment to our license agreement with Cal Tech.

To date we have not received any notices from Caltech with regards to our August 1, 2007 minimum annual royalty due of $10,000. Furthermore, we have reached an agreement with Caltech with regards to the payment of patent fees. This agreement is signed in the form of a second amendment to our license agreement with Caltech. Accordingly, we have agreed that we owe the amount of $86,318.48 for patent costs incurred by Caltech prior to December 1, 2006 and that this amount shall be paid to Caltech in ten monthly installments of $8,631.85. To date, we have made four of the monthly installments called for in the second amendment to our license agreement with Cal Tech.

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

150 shares of our preferred stock have been designated as Series A-1 Preferred Stock (the "Series A-1 Shares") and have been issued to Mr. Jacques Tizabi, our President, Chief Executive Officer, Acting Chief Financial Officer, and Chairman of the Board of Directors. The Series A-1 Shares entitled Mr. Tizabi to 1,000,000 votes per share, which shall vote together with the common stock of the Company for all purposes, except where a separate vote of the classes of capital stock is required by California law. The aggregate value of the 150 shares issued to Mr. Tizabi was $50,000. The shares had a liquidation value, as described in the Company's Articles of Incorporation, of $50,000. Mr. Tizabi was prohibited, by agreement with the Company, from transferring or selling such stock, or any interest in such stock for so long as the shares were outstanding. In the manners discussed above, the rights and preferences of the Series A-1 Shares may have operated to the detriment of our common shareholders. In July 2007, Mr. Tizabi surrendered the 150 shares of the Series A-1 preferred stock of the Company in the amount of $50,000 in return for a promissory note that bears no interest and is due on or before July 1, 2008. The shares were cancelled by the Company.

WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2007. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management's assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2007. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that DCT did not maintain effective internal control over financial reporting as of December 31, 2007. The identified material weaknesses did not result in material audit adjustments to our 2007 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditors report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and fin ancial condition.

Further, we believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

We currently do not own any property. As of February 2004, we moved our corporate headquarters to 9595 Wilshire Blvd., Suite 700, Beverly Hills, California, an office space then leased by Astor Capital, Inc., a company owned 50% by our President and Chief Executive Officer and 50% by our Vice President of Global Strategy. In November 2004, we entered into an agreement pursuant to which we assumed the lease from Astor. This space, which is approximately 3,245 square feet, is adequate for our current needs. The lease requires $112,490 in minimum payments through October 2008. We plan to lease property for our testing facility as our business demands require in the future.


ITEM 3. LEGAL PROCEEDINGS

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "Agreement"). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of December 31, 2007, we have $405,259 accrued for including interest relating to this matter.

On April 19, 2006, Plaintiffs Steven P Sion and Sion Consulting, Inc., a Nevada corporation, instituted an action in the Los Angeles Superior Court (SION V. UNIVERSAL DETECTION TECHNOLOGY CORPORATION, ET. AL.; Central District Case No. BC350942) against Defendants Universal Detection Technology Corporation, Albert
E. Gosselin, Jr., Roy Peterson, Greg Edwards, Bombay Consortium, Inc., Howard Sperling, Assisted Care, Inc. As to Universal Detection, Plaintiffs alleged claims for: (1) Breach of Contract; (2) Fraud, (3) Negligent Misrepresentation; and (4) Conspiracy in relation to the sale of Dasibi Environmental Corp. Plaintiffs seek an unspecified amount of compensatory, general and punitive damages against all Defendants. On July 17, 2006, Universal Detection timely filed an Answer to the Complaint. On or about June 13, 2007, Universal Detection filed a Motion for Summary Judgment, or Alternative, Summary Adjudication of Claims. Shortly before the hearing on said Motion, a settlement and mutual release of all claims was signed between Plaintiffs and Universal Detection. On September 19, 2007, Plaintiffs dismissed Universal Detection with prejudice from the action.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of December 31, 2007, $68,757 was due under the agreement.

On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014.34 plus interest at the legal rate and for costs of suit. There is also a Motion for Summary Judgment set for September 11, 2007. The Summary Judgment was granted and Judgment has been entered.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol "UDTT." The following table sets forth the high and low bid information of our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years and the subsequent interim period, as reported by the OTC Bulletin Board. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Year                Period
                                                          High Bid       Low Bid
                                                          --------       -------
         2006             First Quarter                   0.14           0.06
                          Second Quarter                  0.08           0.02
                          Third Quarter                   0.181          0.007
                          Fourth Quarter                  0.0175         0.004

         2007             First Quarter                   0.011          0.0042
                          Second Quarter                  0.0057         0.0016
                          Third Quarter                   0.0031         0.0013
                          Fourth Quarter                  0.0037         0.0006

         2008             First Quarter                   0.0018         0.0002

As of April 07, 2008 we had 1,321shareholders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth in the table below is information regarding awards made through equity compensation plans, through December 31, 2007, for our last fiscal year.

-----------------------------------------------------------------------------------------------------------
                    PLAN CATEGORY                    NUMBER OF         WEIGHTED-AVERAGE
                                                  SECURITIES TO BE         EXERCISE           NUMBER OF
                                                    ISSUED UPON            PRICE OF          SECURITIES
                                                    EXERCISES OF          OUTSTANDING       AVAILABLE FOR
                                                OUTSTANDING OPTIONS,   OPTIONS WARRANTS,     FUTURE PLAN
                                                WARRANTS, AND RIGHTS       AND RIGHTS          ISSUANCE
-----------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS APPROVED
BY SECURITY HOLDERS                                     N/A                 N/A                  N/A
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT APPROVED
BY SECURITY HOLDERS
-----------------------------------------------------------------------------------------------------------
          2006 STOCK COMPENSATION PLAN             7,500,000 (1)            N/A                   0
-----------------------------------------------------------------------------------------------------------
          2006 CONSULTANT STOCK PLAN               25,000,000 (1)           N/A                   0
-----------------------------------------------------------------------------------------------------------
          2006-II CONSULTANT STOCK PLAN            37,500,000 (1)           N/A                   0
-----------------------------------------------------------------------------------------------------------
          2007 EQUITY INCENTIVE PLAN                 75,000,000             N/A                   0
-----------------------------------------------------------------------------------------------------------
          2007 EQUITY INCENTIVE PLAN II & III    59,000,000 (1)(2)          N/A                   0
-----------------------------------------------------------------------------------------------------------
          2007 EQUITY INVENTIVE PLAN IV              90,000,000             N/A                 6,166
-----------------------------------------------------------------------------------------------------------
          2007 EQUITY INCENTIVE PLAN V & VI      270,000,000 (1)(3)         N/A               3,203,788
-----------------------------------------------------------------------------------------------------------

(1) Represents total number of shares of common stock originally authorized for stock grants. Stock option grants were not authorized.
(2)  Consists of the second and third plans
(3)  Consists of the forth and fifth plans

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

On April 17, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the "2007" Plan). The 2007 Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 75,000,000 shares of our common stock for awards to be made under the 2007 Plan. The 2007 Plan is be administered by a committee of two or more members of our Board of Directors.

On June 5, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-II Plan"). The 2007-II Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 30,000,000 shares of our common stock for awards to be made under the 2007-II Plan. The 2007-II Plan is to be administered by a committee of two or more members of our Board of Directors.

On June 27, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-III Plan). The 2007-III plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 29,000,000 shares of our common stock for awards to be made under the 2007-III Plan. The 2007-III Plan is to be administered by a committee of two or more members of our Board of Directors.

On July 13, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-IV Plan). The 2007-IV plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 90,000,000 shares of our common stock for awards to be made under the 2007-IV Plan. The 2007-IV Plan is to be administered by a committee of two or more members of our Board of Directors.

On October 10, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-V Plan). The 2007-V plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 120,000,000 shares of our common stock for awards to be made under the 2007-V Plan. The 2007-V Plan is to be administered by a committee of two or more members of our Board of Directors.

On November 01, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-VI Plan). The 2007-VI plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 150,000,000 shares of our common stock for awards to be made under the 2007-VI Plan. The 2007-VI Plan is to be administered by a committee of two or more members of our Board of Directors.

With respect to each of the above Plans, and subject to the provisions of each Plan, the Board and/or committee shall have authority to (a) grant, in its discretion, stock awards; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; (d) construe and interpret the Plans; (e) promulgate, amend and rescind rules and regulations relating to its administration, and correct defects, omissions and inconsistencies in the Plans or any grants; (f) consistent with the Plans and with the consent of the participant, amend any outstanding grant; and (g) make all other determinations necessary or advisable for the Plans' administration. The interpretation and construction by the Board of any provisions of the Plans shall be conclusive and final.

SALES OF UNREGISTERED SECURITIES

During fiscal 2007, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

    o During 2007, we issued 171,883,805 shares of common stock to various notes holders to covert outstanding debt obligations valued at approximately $345,373.
    o During 2007, we issued 150 shares of our preferred stock designated as Series A-1 Preferred Stock to Mr. Jacques Tizabi. The aggregate value of the shares is $50,000. In addition, we granted Mr. Tizabi an option to purchase 100,000,000 shares of our common stock at an exercise price of $0.01 per share, for a term of five years. The option is fully vested and immediately exercisable. Previously, we had issued to Mr. Tizabi 100,000,000 shares of common stock in exchange for the cancellation of indebtedness owed to him. However, we subsequently determined to cancel such issuance, and issue in lieu thereof, the shares of Series A-1 Preferred Stock and the option described above. On July 31, 2007, Mr. Tizabi surrendered the 150 shares of the Series A-1 Preferred Stock of the Company in exchange for promissory note in the amount of $50,000. The promissory note bears no interest and is due on or before July 1, 2008. The shares were then cancelled by the Company.

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

The amount that we shall be entitled to Put to European shall be equal to, at our election, either: (a) Two Hundred percent (200%) of the average daily volume (U.S. market only) of the Common Stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date, or (b) $100,000. During the Open Period, we shall not be entitled to submit a Put Notice until after the previous Closing has been completed. The Purchase Price for the Common Stock identified in the Put Notice shall be equal to 93% of the lowest closing Best Bid price of the Common Stock during the Pricing Period. The Pricing Period is the period beginning on the Put Notice Date and ending on and including the date that is 5 trading days after such Put Notice Date.

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

The Investment Agreement expires (a) when European has purchased an aggregate of $10,000,000 of our Common Stock or (b) 36 months after the Effective Date of the registration statement (May 12, 2006), whichever occurs earlier.

As of December 31, 2007, 98,789,919 shares have been issued under the agreements for an aggregate price of $681,491. We received proceeds of $213,629. The remaining $467,862 was used to pay off outstanding notes payable and accrued interest directly by European.

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

OVERVIEW

We are engaged in the research, development, and marketing of bioterrorism detection devices. Our strategy is to identify qualified strategic partners with whom to collaborate in order to develop commercially viable bioterrorism detection devices. Consistent with this strategy, in August 2002, we entered into a Technology Affiliates Agreement with NASA's Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bioterrorism detection equipment. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product named BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax.

Our management continues to gain expertise in anti-terrorism techniques and solutions. Through our partnership with Security Solutions International, we have begun providing training seminars on terrorism detection and response methods. The seminars are designed for security officials, building safety managers, and law enforcement personnel. Through partnerships with various third parties, we have commenced sales and marketing of bioterrorism detection kits, radiation detection systems, anti-microbial products, surveillance cameras, and training references.

In 2007 we have realized revenues of $8,011 from sales. We have incurred losses for the fiscal years ended December 31, 2007 and 2006 in the approximate amounts of $3.6 and $2.7 million, respectively, and have an accumulated deficit of $36 million as of December 31, 2007. At December 31, 2007, we were in default on certain debt obligations totaling approximately $331,000, in addition to accumulated interest of approximately $392,000. We require approximately $1.4 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. However, during the past 12 months, management spent the substantial majority of its time on sales and marketing of Company's products and services in target markets. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a fair price. We actively continue to pursue additional equity or debt financing, but cannot provide any assurances that it will be successful. If we are unable to pay our debts as they becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives.

In May 2004, we unveiled the first functional prototype of BSM-2000. The prototype operated on external software. In July 2004, we commenced simulated tests with benign bacterial spores having anthrax-like properties in order to fine tune our product. The use of benign spores is as effective as testing with anthrax spores because our device is designed to detect an increase in bacterial spore concentration levels. Based on results we obtained, we were able to enhance the sensitivity of BSM-2000 by improving the sample collection efficiency of the device, and made certain other modifications to improve efficiency. While more testing and development is needed to enhance the performance of our BSM-2000 and to make it more user-friendly, the device is a functional product, available for sale.

Starting in 2006, we followed a diversification strategy pursuant to which we have added various other services to our BSM-2000, biological detection system. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, training courses, and event security to our services. We have also started sales and marketing of security and counter-terrorism products including bioterrorism detection kits, surveillance cameras, radiation detection systems, anti-microbial products, and training references. Some of our products and services have not been sold to date and there is no guarantee that any of them will be demanded and sold in the market in the future.

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

Our list price for BSM-2000 is $109,000. The manufacturing of BSM-2000 is outsourced to Original Equipment Manufacturers (OEM). We do not have any in-house manufacturing capabilities and do not intend to develop any until we reach high volumes of sales for BSM-2000 that would justify such facilities. To date we have used services of 2 OEMs for manufacturing of our units. We may decide to use services of other manufacturers in the future.

In March 2006, we received a firm order from the government of the United Kingdom for two units of UDTT's BSM-2000 Anthrax Detection Systems. We have shipped both units and payment for both has been received. Due to confidentiality of the purchase order, we are unable to release the specific use and the name of the branch of government that has made the purchase.

While we initially planned to secure and lease a testing facility close to the JPL laboratories where we would be able to implement a quality assurance program and test our products against the required specifications before shipping them to customers, that plan was never materialized and we do not anticipate to open such facilities in the foreseeable future and unless we receive a substantial order for our BSM-2000.

In February 2006, the Company expanded its relationship with Caltech by licensing additional technologies in the field of microbial monitoring and sterility verification. While the Company plans to commercialize the microbial monitoring technology for use in hospitals, it has not yet started any such activities and there is no guarantee that it will in the near future. The Company also commenced work on developing smart ticket assay for detection of anthrax spores. Smart ticket assays are rapid field tests that are similar to common home pregnancy tests. Further research and development is needed to fully commercialize these smart ticket assays and presently there is no guarantee that the Company will have necessary funding and resources to conduct such research and development. Through parallel efforts for development of its proprietary smart ticket assays, the Company entered an agreement with a third party, whereby it markets and sells lateral flow assays capable of rapid on-site detection of five bioterrorism agents.

PLAN OF OPERATION

In 2007 we have continued to diversify our activities. We plan to engage more in value added services to complement our bioterrorism detection technologies. We now supply our proprietary bacterial spore detection system (BSM-2000), bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, anti microbial products, surveillance cameras, radiation detection systems, and counter-terrorism training references.

We plan to continue expanding our product base and to sell our products to more users inside and outside the U.S. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful

LIQUIDITY AND CAPITAL RESOURCES

We require approximately $3.0 million in the next 12 months to repay debt obligations and execute our business plan. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our uses of capital during the next 12 months principally will be for:

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

Our working capital deficit at December 31, 2007, was $3,970,410. Our independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2007. We require approximately $1.9 million to repay indebtedness including interest in the next 12 months. The following provides the principal terms of our outstanding debt as of December 31, 2007:

    o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24,
         2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of December 31, 2007, we have $405,259 accrued for including interest relating to this matter.

    o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At December 31, 2007, there was $161,000 principal amount (and $52,619 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

    o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At December 31, 2007, there was $74,500 principal amount (and $30,181 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on October 30, 2005 with an interest rate of 12% per annum. We agreed to issue 100,000 shares of common stock to the noteholder as additional consideration for extending credit to us. As of December 31, 2007 we owed $20,600 in principal and $2,266 in interest on this note. We did not make our scheduled payment on October 30, 2005. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 15, 2005 with an interest rate of 12% per annum. We agreed to issue 50,000 shares of common stock to the noteholder as additional consideration for extending credit to us. As of December 31, 2007 we owed $29,791 in principal and $2,681 in interest on this note and the shares have not yet been issued. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on November 13, 2005 with an interest rate of 12% per annum. We agreed to issue 200,000 shares of common stock to the noteholder as additional consideration for extending credit to us. This note has not been repaid and we are in default. As of December 31, 2007 we owed $22,950 in interest on this note and the shares have not yet been issued. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on December 28, 2005 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $3,825 in interest. We did not make our scheduled payment on December 28, 2005. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of December 31, 2007 we owed $22,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on May 17, 2006 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $4,154 in interest. We did not make our scheduled payment on May 17, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on May 26, 2006 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $6,094 in interest. We did not make our scheduled payment on May 26, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $14,975 due on August 31, 2006 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $2,496 in interest. We did not make our scheduled payment on August 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on August 21, 2006 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $4,166 in interest. We did not make our scheduled payment on August 21, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on February 14, 2007 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $11,458 in interest. We did not make our scheduled payment on February 14, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on February 20, 2007 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $1,719 in interest. We did not make our scheduled payment on February 20, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on February 23, 2007 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $4,010 in interest. We did not make our scheduled payment on February 23, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on March 15, 2007 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $2,188 in interest. We did not make our scheduled payment on March 15, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on March 20, 2007 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $5,489 in interest. We did not make our scheduled payment on March 20, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on April 5, 2007 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $5,208 in interest. We did not make our scheduled payment on April 5, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on April 13, 2007 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $2,813 in interest. We did not make our scheduled payment on April 13, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 1, 2007 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $5,000 in interest. We did not make our scheduled payment on November 1, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on December 7, 2007 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $2,188 in interest. We did not make our scheduled payment on December 7, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on January 11, 2008 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $3,000 in interest. We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on February 13, 2008 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $3,125 in interest. We did not make our scheduled payment on February 13, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on March 6, 2008 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $990 in interest. We did not make our scheduled payment on March 6, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on March 12, 2008 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $1,500 in interest. We did not make our scheduled payment on March 12, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on October 3, 2008 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $521 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on April 11, 2008 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $833 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on May 30, 2008 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $625 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on November 2, 2008 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $312 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on January 11, 2008 with an interest rate of 12.5% per annum. As of December 31, 2007 we owed $0 in interest. We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $44,256 due on October 17, 2008 with an interest rate of 16.75% per annum. As of December 31, 2007 we owed $19,153 in Principle amount on this note.

Management continues to take steps to address the Company's liquidity needs. Recently management concluded discussions with most of our note holders and amended the terms of these notes to provide for extended scheduled payment arrangements. Management continues to seek extensions with respect to debt past due. Management also may seek additional extensions with respect to these notes and the Company's debt as it becomes due. In addition, management may continue to convert some portion of the principal amount and interest on our debt into shares of common stock. During 2007, the Company issued 171,833,805 shares of its common stock for an aggregate value of $345,373 to satisfy outstanding debt and accrued interest.

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. During the years ended December 31, 2007 and 2006, the Company received gross proceeds of approximately $0.9 million and $0.8 million, respectively, from the sale of equity and debt securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

INDEX TO FINANCIAL STATEMENTS


         Reports of Independent Registered Public Accounting Firm            F-2

         Consolidated Balance Sheet as of December 31, 2007                  F-4

         Consolidated Statements of Operations for the years
         ended December 31, 2007 and 2006                                    F-5

         Consolidated Statements of Changes in Stockholders' Deficit
         for the years ended December 31, 2007 and 2006                      F-6

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2007 and 2006                                          F-7

         Notes to Consolidated Financial Statements                          F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors
Universal Detection Technology and Subsidiaries
Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Universal Detection Technology and Subsidiaries as of December 31, 2007, and the related consolidated statement of operations, consolidated shareholders' Deficit, and consolidated cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit of these consolidated statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Detection Technology and Subsidiaries as of December 31, 2007, and the results of their operations and cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2007, the Company incurred net losses of $3,592,265 and has accumulated deficit of $36,331,655 as of December 31, 2007. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.

Los Angeles, California
March 25, 2008

                                AJ. ROBBINS, P.C.
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
[RF1]
Audit Committee
Universal Detection Technology
Beverly Hills, California

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows of Universal
Detection Technology and Subsidiaries for the year ended December
31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Universal Detection Technology and Subsidiaries consolidated operations and its cash flows for the year ended December 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

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

                                 AJ. ROBBINS, PC
                          CERTIFIED PUBLIC ACCOUNTANTS

DENVER, COLORADO
March 9, 2007

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007

                                     ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                          $      9,555
Restricted cash                                                          10,209
Accounts Receivable,net                                                   4,282
Deposits                                                                 10,226
Prepaid expenses                                                         10,827
                                                                   ------------

Total current assets                                                     45,099

Equipment, net                                                           57,673
Patent, net                                                              89,413
                                                                   ------------

Total assets                                                       $    192,185
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade                                            $  1,000,478
Accrued liabilities                                                     519,382
Accrued payroll - officers                                              522,573
Notes payable - related party                                            72,543
Notes payable                                                         1,385,760
Accrued interest expense                                                514,773
                                                                   ------------
Total current liabilities                                             4,015,509

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 20,000,000,000 shares
     authorized, 835,695,890 shares issued and outstanding           27,195,242
Additional paid-in-capital                                            5,313,089
Accumulated deficit                                                 (36,331,655)
                                                                   ------------

Total stockholders' deficit                                          (3,823,324)
                                                                   ------------

Total liabilities and stockholders' deficit                        $    192,185
                                                                   ============


          See accompanying notes to consolidated financial statements.





                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                         2007           2006
                                                      -----------   -----------

REVENUE, NET                                          $     8,011   $   111,515
COST OF GOODS SOLD                                          6,862        97,190
                                                      -----------   -----------

GROSS PROFIT                                                1,149        14,325
                                                      -----------   -----------
OPERATING EXPENSES:
Selling, general and administrative                     3,100,759     2,259,685
Marketing                                                  25,410       174,143
Research and development                                   19,264        31,338
Depreciation and amortization                              52,655        24,727
                                                      -----------   -----------

Total expenses                                          3,198,088     2,489,893
                                                      -----------   -----------

LOSS FROM OPERATIONS                                   (3,196,939)   (2,475,568)

OTHER INCOME (EXPENSE):
Interest income                                             1,612           973
Interest expense                                         (185,651)     (211,269)
Amortization of loan fees                                      --       (16,926)
Loss on settlement of debt                               (211,287)           --
                                                      -----------   -----------

Total other expenses                                     (395,326)     (227,222)
                                                      -----------   -----------

NET LOSS                                              $(3,592,265)  $(2,702,790)
                                                      ===========   ===========

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:      $     (0.01)  $     (0.03)
                                                      ===========   ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING  483,587,261    86,650,120
                                                      ===========   ===========

Weighted average number of dilutive securities has no been calculated as the effect of dilutive securities would be anti-dilutive

          See accompanying notes to consolidated financial statements.





                                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                      ADDITIONAL                      TOTAL
                                                 COMMON STOCK          PAID-IN-     ACCUMULATED    STOCKHOLDERS'
                                            SHARES        AMOUNT       CAPITAL        DEFICIT        DEFICIT
                                          -----------   -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 2005                 55,813,366    23,202,495     4,101,605   (30,036,600)    (2,732,500)

Stock issued under investment agreement    65,452,790       534,991            --            --        534,991
Exercise of warrants                        6,122,470       918,371            --            --        918,371
Stock issued for services                  49,970,473       823,000            --            --        823,000
Stock issued in settlement                     50,000         4,500            --            --          4,500
Net loss for the year                              --            --            --    (2,702,790)    (2,702,790)
                                          -----------   -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 2006                177,409,099    25,483,357     4,101,605   (32,739,390)    (3,154,428)

Stock issued under investment agreement    33,337,129       146,500            --            --        146,500
Stock issued for conversion of debt       171,883,805       345,373            --            --        345,373
Stock issued for services                 453,065,857     1,220,012            --            --      1,220,012
Forgiveness of Officer's accrued salary            --            --       550,000            --        550,000
Stock Options granted                              --            --       661,484            --        661,484
Net loss for the year                              --            --            --    (3,592,265)    (3,592,265)
                                          -----------   -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 2007                835,695,890    27,195,242     5,313,089   (36,331,655)    (3,823,324)
                                          ===========   ===========   ===========   ===========    ===========

                          See accompanying notes to consolidated financial statements.





                         UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                       2007             2006
                                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                            $(3,592,265)   $(2,702,790)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for settlement                                                  --          4,500
Stocks issued for services                                            1,220,012        813,000
Stock option expenses                                                   661,484             --
Loss on settlement of debt                                              211,287             --
Depreciation and amortization                                            52,655         24,727
Changes in operating assets and liabilities:
Assets held for sale                                                         --         50,369
Patent costs                                                                 --        (86,319)
Accounts receivable                                                      (4,282)            --
Prepaid expenses                                                         27,144        490,002
Accounts payable and accrued liabilities                                655,234        707,713
                                                                    -----------    -----------

Net cash used in operating activities                                  (768,731)      (698,798)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash                                              52,098         19,056
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                               --         (1,113)
Proceeds from sale of common stock                                      146,500        764,500
Proceeds from notes payable-related party                                70,043         13,819
Proceeds from notes payable                                             690,000         89,975
Payments on notes payable - related party                                    --       (136,872)
Payments on notes payable                                              (198,468)       (45,702)
                                                                    -----------    -----------

Net cash provided by  financing activities                              708,075        684,607
                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (8,558)         4,865

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           18,113         13,248
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     9,555    $    18,113
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax                                                          $        --    $        --
                                                                    ===========    ===========
Interest Paid                                                       $    54,007    $    20,648
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest           $   345,373    $        --
                                                                    ===========    ===========
Compensation contribution                                           $   550,000    $        --
                                                                    ===========    ===========

             See accompanying notes to unaudited consolidated financial statements.


                                              F-7

NOTE 1 - BUSINESS ACTIVITY

Universal Detection Technology (the "Company"), a California corporation, primarily designed, manufactured and marketed air pollution monitoring instruments. Beginning in 2002, the Company has focused its research and development efforts in developing a real time biological weapon detection device. To accelerate development of its initial biological weapon detection device, the Company has developed and is implementing a collaborative partnering strategy. Under this strategy, the Company identifies and partners with researchers and developers. The Company has entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its bio-terrorism detection equipment. The Company has also entered a license agreement with the California Institute of Technology ("CalTech"), which grants the Company licensed patent rights to technology that was developed under the Technology Affiliates Agreement with JPL. The Company has expanded its services to include security related consulting, event security and counterterrorism training.

The Company is a reseller of a range of products, which include rapid anthrax detection test kits, training courses for first responders, event security, threat evaluation & consulting, radiation detection systems, anti-microbial products, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations. The Company's bioterrorism detection kits can be used by emergency personnel to determine whether a suspicious substance is actually anthrax, botulinum toxin, ricin toxin, plague, or SEBs. So far the company has sold these kits to both the US Army and private customers. In 2007 the Company sold its bioterrorism detection kits to the Washington DC, Fire and Safety Management and other users.


GOING CONCERN AND MANAGEMENT'S PLANS

As of December 31, 2007, the Company had a working capital deficit of $3,970,410 and a stockholders' deficit of $3,823,324 These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.


In an effort to raise capital for the execution of its business plan, in January 2006 the Company entered into an agreement with 66 on its warrant holders, holding a total of 6,122,470 Company warrants, to exchange their warrants with new ones with a new exercise price of $0.15. The exchanged warrants were subsequently re-priced and assigned to new investors. The new investors can exercise the warrants at a newly set price of $0.15. As of December 31, 2006 the company had received exercise notices for all 6,122,470 outstanding warrants from the new investors. All 6,122,470 shares have been issued for an aggregate price of $918,371. The Company received $346,500 of the proceeds during 2006. The remaining $571,871 was used to pay off outstanding notes payable and accrued interest during 2006.

In February 2006, the Company entered into an Investment Agreement with a third party, for the future issuance and purchase of shares of its common stock. This Investment Agreement is an arrangement similar to an equity line of credit or an equity drawdown facility. The Company will be provided up to $10,000,000, as requested over a 36 month period. The Company may during the Open Period (36 months) deliver a "put notice" to the lender which states the dollar amount the Company intends to sell its stock. The amount that the Company is entitled to Put is subject to certain limitations and terms of the agreement. As of December 31, 2007 98,789,919 shares have been issued for an aggregate price of $681,491. The Company received proceeds of $213,629. The remaining $467,862 was used to pay off outstanding notes payable and accrued interest. The obligations were paid directly by the investor.

During 2007 the Company negotiated to convert the debt held by various note holders to shares of Company's common stock. As of December 31, 2007, 171,883,805 shares were issued in the aggregate amount of $345,373.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Universal Detection Technology and its wholly-owned subsidiaries Nutek, Inc. ("Nutek) and Logan Medical Devices, Inc. ("Logan"). The two subsidiaries are currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION
The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Service revenue is recognized when services are performed and amounts are due.

INVENTORIES
Inventories, consisting of finished goods, are stated at the lower of cost (first-in first-out) basis or market.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform with the current year's presentation, none of which had an impact on total assets, stockholders' equity (deficit), net loss, or net loss per share.

ADVERTISING EXPENSES
The Company expenses advertising costs as incurred. During the years ended December 31, 2007 and 2006, the Company did not have significant advertising costs.

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

         Equipment                                                    $  51,998
         Furniture                                                       64,669
         Leasehold Improvements                                          25,444
                                                                      ---------
                                                                        142,111
         Accumulated Depreciation                                       (84,438)
                                                                      ---------
         Fixed Assets, Net of Depreciation                            $  57,673
                                                                      ---------

Total depreciation expense was $24,727 and $24,727 for the years ended December 31, 2007 and 2006, respectively.

STOCK-BASED COMPENSATION
In December 2004 the Financial Accounting Standards Board issued FAS 123-R. FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation ("FAS 123") and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. FAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company has adopted FAS 123-R. All previously granted stock options were fully vested prior to the adoption of FAS 123-R. The Company recognized $661,484 and $0 in share based compensation expense for the years ended December 31, 2007 and 2006, respectively.


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

EARNINGS PER COMMON SHARE
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for 123,000,000 and 23,276,568 shares at December 31, 2007 and 2006, respectively, because the effect of each is antidilutive.

CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

IMPAIRMENT OF LONG-LIVED ASSETS
Patents and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"), the Company periodically evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets have been made. The Company has recorded amortization expense in the amount of $ 27,928 related to its patent acquisition costs.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these items.

RESEARCH AND DEVELOPMENT COSTS
In 2002, the Company entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its bio-terrorism detection equipment. Research and development costs are charged to expense as incurred. Research and development expenses were $19,264 and $31,338 for the years ended December 31, 2007 and 2006, respectively.

INCOME TAXES
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2007, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

CONCENTRATION OF CREDIT RISK
Generally, the Company required no collateral when it extends credit to its customers. The Company's credit losses in the aggregate have not exceeded managements' expectations. The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

SEGMENT REPORTING
SFAS No. 131, Disclosures about segments of an enterprise and related information, which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. In 2007 and 2006, the Company operated in one segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

NOTE 3 - PATENTS

As of December 31, 2007, the patent value is as follows :-


------------------------------------- ------------------------------------------
Patent Costs                          $117,341
------------------------------------- ------------------------------------------
Accumulated Amortization              (27,928)
------------------------------------- ------------------------------------------
Patent, Net                           $89,413
------------------------------------- ------------------------------------------

Total amortization expense was $27,928 and $0 for the years ended December 31, 2007 and 2006, respectively.

      Future amortization expense at December 31, 2007 consist of the following:

                2008     $  5,480
                2009        5,480
                2010        5,480
                2011        5,480
                2012        5,480
               Total     $ 27,400

NOTE 4 - ACCRUED LIABILITIES

The accrued liabilities comprise of the following as at December 31, 2007 :-

         -----------------------------------------------------------------------
         Accrued credit card payable                                  $  39,282
         -----------------------------------------------------------------------
         Loans fees payable                                              68,600
         -----------------------------------------------------------------------
         Accrued settlement (Refer to Note 10)                          411,500
         -----------------------------------------------------------------------
         TOTAL ACCRUED LIABILITIES                                    $ 519,382
         -----------------------------------------------------------------------

The loans fees payable of $68,600 is the value of 300,000 shares payable to third parties in connection with certain loan fees.

NOTE 5 - ACCRUED PAYROLL - OFFICERS
Due to related parties as of December 31, 2007 comprise of accrued payroll to the officers of the company amounting to $522,573. This payable is interest free, unsecured and due on demand.

NOTE 6 - NOTES PAYABLE, RELATED PARTY

During the year ended December 31, 2007, the Company borrowed a total of $64,394 from its president and chief executive officer under promissory notes executed by the Company. The notes are unsecured, due on demand and had interest rates ranging from 0% to 12.5%. No payments of principal or interest were made on these notes as of December 31, 2007. The accrued and unpaid interest as of December 31, 2007 was $255.

During the year ended December 31, 2007, the Company borrowed a total of $8,149 from its vice-president of Global Strategy under a promissory note executed by the company. The notes are unsecured, due on demand and had an interest rate of ranging from 0% to 12.5%. No payments of principal or interest were made on this note as of December 31, 2007. The accrued and unpaid interest as of December 31, 2007 was $109.

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2007:

Notes payable to individuals, subject to contingent settlement agreement and summary judgment, interest at 11.67% per annum, principal and interest due
January 1, 2006, in default, unsecured                                             $      95,740

Note payable, subject to settlement agreement, interest at 12% per annum,
principal and interest due July 2005, in default, unsecured                              161,000

Note payable, subject to settlement agreement, interest at 9.17% per annum,
principal and interest due July 2005, unsecured                                           74,500

Note payable, interest at 12% per annum, due October 2005 and verbally extended,
unsecured                                                                                 20,600

Note payable, interest at 12% per annum, due November 2005 and verbally
extended, unsecured                                                                       29,791

Note payable, interest at 12% per annum, due November 2005 and verbally
extended, unsecured                                                                       90,000

Note payable, interest at 12.5% per annum, due December 2005 and verbally
extended, unsecured                                                                       15,000

Note payable, interest at 12% per annum, due March 2006 and verbally extended,
unsecured                                                                                100,000

Note payable, interest at 12.5% per annum, due May 2006 and verbally extended,
unsecured                                                                                 20,000

Note payable, interest at 12.5% per annum, due May 2006 and verbally extended,
unsecured                                                                                 30,000

Note payable, interest at 12.5% per annum, due August 2006 and verbally
extended, unsecured                                                                       14,975




Note payable, interest at 12.5% per annum, due August 2006 and verbally
extended, unsecured                                                                       25,000

Note payable, interest at 12.5% per annum, due February 2007 and verbally
extended, unsecured                                                                      100,000

Note payable, interest at 12.5% per annum, due February 2007 and verbally
extended, unsecured                                                                       15,000

Note payable, interest at 12.5% per annum, due February 2007 and verbally
extended, unsecured                                                                       35,000

Note payable, interest at 12.5% per annum, due March 2007 and verbally extended,
unsecured                                                                                 20,000

Note payable, interest at 12.5% per annum, due March 2007 and verbally extended,
unsecured                                                                                 50,000

Note payable, interest at 12.5% per annum, due April 2007 and verbally extended,
unsecured                                                                                 50,000

Note payable, interest at 12.5% per annum, due April 2007 and verbally extended,
unsecured                                                                                 30,000

Note payable, interest at 12.5% per annum, due November 2007 and verbally
extended, unsecured                                                                       60,000

Note payable, interest at 12.5% per annum, due December 2007 and verbally
extended, unsecured                                                                       30,000

Note payable, interest at 12.5% per annum, due January 2008 and verbally
extended, unsecured                                                                       30,000

Note payable, interest at 12.5% per annum, due February 2008 and verbally
extended, unsecured                                                                       30,000

Note payable, interest at 12.5% per annum, due March 2008 and verbally extended,
unsecured                                                                                 25,000

Note payable, interest at 12.5% per annum, due March 2008 and verbally extended,
unsecured                                                                                 40,000

Note payable, interest at 12.5% per annum, due October 2008 unsecured                     25,000

Note payable, interest at 12.5% per annum, due April 2008 and verbally extended,
unsecured                                                                                 40,000

Note payable, interest at 12.5% per annum, due May 2008 unsecured                         60,000


Note payable, interest at 12.5% per annum, due November 2008 unsecured                    30,000

Note payable, interest at 12.5% per annum, due November 2008 unsecured                    20,000

Note payable, interest at 16.75% per annum, due October 2008                              19,153

Total notes payable                                                                $   1,385,760

Less: Long-term portion                                                                       --

Current Notes Payable                                                              $   1,385,760

The interest expense for the years ended December 31, 2007 and 2006 is $185,651 and $211,269, respectively.

The Company entered into a contingent settlement agreement on July 26, 2004 related to $440,765 of notes payable to individuals and related accrued interest. In July 2004, the Company paid a total of $73,333 towards the debt and agreed to pay a total of $298,667, including interest through January 2006 in full payment. The Settlement Agreement provides for an accelerated payment schedule at the Company's option, which would reduce the total payment made by the Company by approximately $12,000. The Company defaulted on the two remaining payments totaling $80,000 at which time the entire remaining balance became due, including default interest and legal fees. The Company currently has accrued $309,518 for interest and legal fees in addition to the $95,740 principal balance

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $200,000 plus accrued interest. The parties agreed to settle the debt for $261,000 payable as follows: Twelve consecutive payments of $12,500 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $95,000 payable on July 31, 2005; and a one-time interest payment of $16,000 on July 31, 2005. This agreement includes an additional $7,500 as inducement to the note holder to enter into the extended agreement, which was amortized as a loan fee over the term of the agreement. Scheduled payments were not made on the note and the company is currently in default. The Company currently has accrued $52,619 for interest in addition to the $161,000 principal balance.

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $100,000 plus accrued interest. The parties agreed to settle the debt for $130,800 payable as follows: Twelve consecutive payments of $6,000 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $50,500 payable on July 31, 2005; and a one-time interest payment of $8,300 on July 31, 2005. The Company has recognized a $38,610 gain on forgiveness of accrued interest related to this transaction. Scheduled payments were not made on the note and the company is currently in default. The Company currently has accrued $30,182 for interest in addition to the $74,500 principal balance.

NOTE 8-STOCKHOLDERS' EQUITY

PREFERRED STOCK
The Company is authorized to issue up to 20,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors.

On March 28, 2007, the Board of Directors approved the issuance of the Series A-1 Preferred Stock of the Company and issued 150 shares of such stock to Jacques Tizabi for $50,000 against accrued compensation. The stock entitles the holder to 1,000,000 votes per share, which shall vote together with the Common Stock of the Company for all purposes, except where a separate vote of the classes of capital stock is required by California law. The aggregate value of the 150 shares issued to Mr. Tizabi is $50,000. The shares have a liquidation value, as described in the Company's Articles of Incorporation, of $50,000. Mr. Tizabi is prohibited, by agreement with the Company, from transferring or selling such stock, or any interest in such stock for so long as the shares are outstanding. On July 31, 2007, Mr. Tizabi surrendered the 150 shares of the Series A-1 Preferred Stock of the Company in exchange for promissory note in the amount of $50,000. The promissory note bears no interest and is due on or before July 1, 2008. The shares were then cancelled by the Company.

COMMON STOCK
EXERCISE OF WARRANTS
During 2004, the Company completed a private placement of common stock and warrants. Included in the offering were warrants to purchase common stock at $0.50 and $0.70 per share. In January 2006, the investors returned their Class A and B warrants in exchange for new warrants exercisable at $.15 per share. The Class A and B warrants were repriced to be exercisable at $.15 per share and were reassigned to new investors. As of December 31, 2006 the company had received exercise notices for all 6,122,470 outstanding warrants from the new investors, with proceeds of $918,371. The Company received $366,500 in cash and the remaining $551,871 was used to pay off outstanding notes payable and accrued interest during 2006.

CONVERSION OF DEBT
During 2007, the Company entered in various agreements to convert $116,736 of principal and $19,031 of accrued interest into 171,883,805 shares of common stock. The fair market value of the stock on the dates of agreement and issuance was $345,373. The Company recorded a loss on settlement of debt of $209,607.

During 2007 the Company issued 30,000,000 shares of common stock issued for debt cancellation of $50,000. The company subsequently cancelled the shares. The debt cancellation was also reversed.

SALES OF COMMON STOCK In February 2006, the Company entered into an Investment Agreement with a third party, for the future issuance and purchase of shares of its common stock. This Investment Agreement is an arrangement similar to an equity line of credit or an equity drawdown facility. The Company will be provided up to $10,000,000, as requested over a 36 month period. The Company may during the Open Period (36 months) deliver a "put notice" to the lender which states the dollar amount the Company intends to sell its stock. The amount that the Company is entitled to Put is subject to certain limitations and terms of the agreement. The price at which the shares are sold is calculated at 93% of lowest closing bid price during the pricing period.

As of December 31, 2007 98,789,919 shares have been issued for an aggregate price of $681,491. The Company received proceeds of $213,629. The remaining $467,862 was used to pay off outstanding notes payable and accrued interest. The obligations were paid directly by the investor.

During the year ended December 31, 2007 the company issued 33,337,129 shares and received cash of $146,500. Out of this money received, $125,500 was used to pay off outstanding notes payable and accrued interest. The obligations were paid directly by the investor.

STOCK ISSUED FOR SERVICES
During the year ended December 31, 2007, the Company issued an aggregate of 171,755,033 shares of its common stock to various employees of the Company as compensation. The shares were valued at a total of $471,102. During the year ended December 31, 2007, of $550,000 of accrued compensation was contributed to capital.

During the year ended December 31, 2007, the Company entered into various agreements for strategic business planning, financial advisory, investor relations, professional and public relations services. As compensation for the services rendered, the Company issued 281,310,824 shares of common stock, valued at $748,909, the fair value of the stock on the day of issuance.

During the year ended December 31, 2006, the Company issued an aggregate of 32,442,091 shares of its common stock to various employees of the Company as compensation. The shares were valued at a total of $271,450.

During the ended December 31, 2006, the Company entered into various agreements for strategic business planning, financial advisory, investor relations and public relations services. As compensation for the services to be rendered, the Company issued 17,528,382 shares of common stock, valued at $551,550, the fair value of the stock on the dates of issuance. The Company recorded $10,000 at December 31, 2006 as a prepaid expense to be amortized during January 2007, the remaining life of the contract.

OTHER
During 2007, the Company cancelled 60,000,000 shares issued to a vendor earlier in the year in exchange of inventory credits worth $1,800,000. The value of the stock on the day of issuance was $288,000. The inventory credits were also reversed with the cancellation of the agreement.

During 2007, the Company cancelled an aggregate 29,000,000 shares of common stock. The holders of these shares have agreed with the cancellation for no consideration.

ISSUANCE OF OPTIONS AND WARRANTS

On March 28, 2007, the Company granted to Jacques Tizabi, its president and CEO, an option to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share, for a term of five years. The option is fully vested and immediately exercisable. The options were valued at $661,484 using the Black Scholes model for Options Valuation, with volatility of 174% and risk-free interest rate of 4.65%. The market price on the day of grant was $0.007. The Company recognized $661,484 as expense during the year ended 2007.

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

On February 13, 2006, the Board of Directors adopted the 2006 Stock Compensation Plan (the "Plan"), which provides for the granting of stock and options to selected officers, directors, employees and consultants of the Company. 7,500,000 shares are reserved for issuance under the Plan for the granting of options. Unless terminated sooner, the Plan will terminate on June 22, 2013. The options issued under the Plan may be exercisable to purchase stock for a period of up to ten years from the date of grant.

On June 29, 2006, the Company's Board of Directors adopted the 2006 Consultant Stock Plan ("the 2006 Plan"). The 2006 Plan authorizes common stock grants to its employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 25,000,000 shares of common stock for awards to be made under the 2006 Plan.

On November 22, 2006, the Company's Board of Directors adopted the 2006-II Consultant Stock Plan (the "2006-II Plan"). The 2006-II Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, and other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising-transaction. The Company reserved 37,500,000 shares of common stock for awards to be made under the 2006-II Plan.

On April 17, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the "2007" Plan). The 2007 Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 75,000,000 shares of our common stock for awards to be made under the 2007 Plan. The 2007 Plan is be administered by a committee of two or more members of our Board of Directors.

On June 5, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-II Plan"). The 2007-II Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 30,000,000 shares of our common stock for awards to be made under the 2007-II Plan. The 2007-II Plan is to be administered by a committee of two or more members of our Board of Directors.

On June 27, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-III Plan). The 2007-III plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 29,000,000 shares of our common stock for awards to be made under the 2007-III Plan. The 2007-III Plan is to be administered by a committee of two or more members of our Board of Directors.

On July 13, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-IV Plan). The 2007-IV plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 90,000,000 shares of our common stock for awards to be made under the 2007-IV Plan. The 2007-IV Plan is to be administered by a committee of two or more members of our Board of Directors.

On October 10, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-V Plan). The 2007-V plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 120,000,000 shares of our common stock for awards to be made under the 2007-V Plan. The 2007-V Plan is to be administered by a committee of two or more members of our Board of Directors.

On November 01, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-VI Plan). The 2007-VI plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 150,000,000 shares of our common stock for awards to be made under the 2007-VI Plan. The 2007-VI Plan is to be administered by a committee of two or more members of our Board of Directors.

The following table summarizes the activity of options and warrants under all agreements and plans for the two years ended December 31, 2006 and 2007:

                                                                       Weighted
                                            Number of         Avergae  Aggregate
                                   ------------------------  Exercise  Intrinsic
                                     Options    Warrants       Price     Value
                                   -----------  -----------    ------    -----
Outstanding, December 31,
                              2005   8,360,000   15,824,999      0.44
Granted                                      -    6,122,470      0.15
Exercised                                    -  (6,122,470)      0.15
Expired/cancelled                     (300,000)    (608,431)     1.28
                                   -----------  -----------    ------    -----
Outstanding, December 31,
                              2006   8,060,000   15,216,568      0.34

Granted                            100,000,000            -      0.01
Exercised                                    -            -         0
Expired/cancelled                     (110,000)    (166,568)     0.83
                                   -----------  -----------    ------    -----
Outstanding, December 31,
                              2007 107,950,000   15,050,000      0.08     -
                                   ===========  ===========    ======    =====

The following table summarizes information about stock options and warrants outstanding at December 31, 2007:

                              OPTIONS AND WARRANTS
--------------------------------------------------------------------------------
                OUTSTANDING                            EXERCISABLE

                               WEIGHTED
                               AVERAGE       WEIGHTED                 WEIGHTED
RANGE OF                       REMAINING     AVERAGE                  AVERAGE
EXERCISE         NUMBER        CONTRACTUAL   EXERCISE   NUMBER        EXERCISE
PRICES           OUTSTANDING   LIFE-YEARS    PRICE      EXERCISABLE   PRICE
--------------------------------------------------------------------------------

0.01  to $0.33   112,550,000          3.30     0.038    112,550,000      0.038
0.35  to $0.50     6,600,000          1.44      0.50      6,600,000      0.5
0.53  to $0.80     3,850,000          1.27      0.67      3,850,000      0.67
                 ---------------------------------------------------------------
                           -                                      -
                 123,000,000          3.14     0.083    123,000,000      0.083
                 ===============================================================

The weighted average exercise price of options at their grant date during the years ended December 31, 2007 and 2006 where the exercise price equaled the market price at the grant date, was $0.00 and $0.00 respectively. The weighted average exercise price of options and warrants at their grant date during the years ended December 31, 2007 and 2006, where the exercise price exceeded the market price was $0.01 and $0.00, respectively. The weighted average exercise price of options and warrants at their date of grant during the years December 31, 2007 and 2006, where the exercise price was less than the market price on the grant date, was $0.00 and $0.00, respectively.

The weighted average fair values of options and warrants at their grant date during the years ended December 31, 2007 and 2006 where the exercise price equaled the market price on the day of grant, were $0.00 and $0.00, respectively. The weighted average fair values of options and warrants at their date of grant during the years ended December 31, 2007 and 2006, where the exercise price exceeded the market price on the grant date was $0.01 and $0.00 respectively. The weighted average fair value of the of options and warrants during the years December 31, 2007 and 2006, where the exercise price was less than the market price at the date of grant, was $0.00 and $0.00 respectively. The estimated fair value of each option granted is calculated using the Black-Sholes model for American options. The weighted average assumptions used in the model were as follows:

                                            2007       2006
                                          --------    ------

         Risk-free interest rate            4.65%       N/A
         Volatility                          174%       N/A
         Expected life                    5 years       N/A
         Dividend yield                        0%        0%

NOTE 9 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2007 and 2006 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                        2007           2006
                                                     -----------    -----------
         Computed expected income tax provision      ($1,221,370)   ($  918,949)
         (benefit)
         Net operating loss carryforward               1,145,102        773,305
         increased
         Accrued liabilities                            (153,518)        77,173
         Stock-based expenses                            225,041         62,605
         Non-deductible meals & entertainment              1,686          3,303
         Depreciation                                      3,059          2,563
                                                     -----------    -----------

                 Income tax provision (benefit)      $        --    $        --
                                                     ===========    ===========

The components of the deferred tax assets and (liabilities) as of December 31, 2007 were as follows:

               Deferred tax assets:
               Temporary differences:
                       Depreciation                                $    (12,270)
                       Accrued liabilities                             (180,610)
                       Net operating loss carryforward               10,606,904
                       Valuation allowance                          (10,414,024)
                                                                   ------------

                       Net long-term deferred tax asset            $         --
                                                                   ============

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2007 and 2006:

                                                              December 31,
                                                         2007         2006
                                                      -----------  -----------
Deferred tax assets:
      Accrued expenses                                $  (271,401)      36,832
Depreciation                                                3,600        5,849

      Increase in net operating loss carryforward       1,347,178    1,074,326
      Change in valuation allowance                    (1,079,377)  (1,117,007)
                                                      -----------  -----------
                                                      $        --  $        --
                                                      ===========  ===========

As of December 31, 2007, the Company has net operating losses carryforwards of approximately $26,150,000 expiring in 2008 through 2022.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION

    a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

         On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "AGREEMENT"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. The Company has accrued for this settlement. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of December 31, 2007, we have $405,259 accrued for including interest relating to this matter.

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

         Plaintiffs seek an unspecified amount of compensatory, general and punitive damages against all Defendants. On July 17, 2006, Universal Detection timely filed an Answer to the Complaint. On or about June 13, 2007, Universal Detection filed a Motion for Summary Judgment, or Alternative, Summary Adjudication of Claims. Shortly before the hearing on said Motion, a settlement and mutual release of all claims was signed between Plaintiffs and Universal Detection. On September 19, 2007, Plaintiffs dismissed Universal Detection with prejudice from the action.

    c) On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of December 31, 2007, $68,757 was due under the agreement.

    d) On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014 plus interest at the legal rate and for costs of suit. To date, discovery has commenced, and trial has been set for October 29, 2007. There is also a Motion for Summary Judgment set for September 11, 2007. The Summary Judgment was granted and Judgment has been entered.

    e) On May 4, 2007, Plaintiff Horiba Jobin Yvon Inc. fka Jobin Yvon Inc. instituted an action in the Los Angeles Superior (West District Case No. 07C01862) against Defendants Universal Detection Technology Horiba Jobin Yvon Inc.'s complaint for money alleged that Defendants became indebted to Plaintiff in the sum of $9,510 for goods and services. Defendants agreed to pay said sum, but no part of said sum has been paid. Plaintiff seeks the following: the sum of $9,510 plus accrued interest at ten percent per annum from July 18, 2006; the costs of suit incurred; and reasonable attorneys' fees of $1,000. During August 2007, the Company's bank account was garnished.

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

The Company is obligated to make certain minimum salary payments as follows:

         YEAR ENDING DECEMBER 31,

         2008                               $  289,406
         2009                                  303,876
         2010                                  319,070
                                            ----------
                                            $  912,352
                                            ==========

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

To maintain its license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. Pursuant to the terms of the license, the Company must pay four percent royalties on product sales in countries where a patent is issued and two percent royalties on product sales in countries where a patent is not issued, as well as 35 percent of net revenues received from sub-licensees. As of the date of this report the Company have not paid the $10,000 royalty due Cal Tech on August 1, 2007. According to the Company's license agreement with Caltech, Caltech shall have the right to terminate the license agreement and the rights and licenses granted to the Company if it fails to make any payment due including patent expense or minimum annual royalties for a period of fifteen days after receiving a second written notice from Caltech specifying the Company's failure. To date the Company has not received any notices from Caltech with regards to its August 1, 2007 minimum annual royalty due of $10,000. Furthermore, the Company has reached an agreement with Caltech with regards to the payment of patent fees. This agreement is signed in the form of a second amendment to the Company's license agreement, dated December 5, 2006 with Caltech. Accordingly, the Company has agreed that it owes the amount of $86,318.48 for patent costs incurred by Caltech prior to December 1, 2006 and that this amount shall be paid to Caltech in ten monthly installments of $8,631.85. To date, the Company has made four of the monthly installments called for in the second amendment to its license agreement with Cal Tech.

OPERATING LEASES

On October 14, 2004, the Company entered into an assignment of a lease agreement (sublease) for office space with Astor Capital, a company owned 50% by the Company's President and Chief Executive Officer and 50% by the Company's Vice President of Global Strategy effective November 1, 2004. The agreement provides for the sublease of office common areas to Astor for a monthly fee equal to $500 per month. The sublease assigns to the Company all right, title and interest in and to any security deposit or other refundable amounts to which Astor may be entitled. The Company has been assigned the rights to the related security deposit of $10,226 and leasehold improvements of $25,445 and has recorded such amounts, offsetting relating amounts due from Astor.

Future minimum operating lease payments at December 31, 2007 consist of the following:

         2008     $  112,490
                  ----------
                  $  112,490
                  ==========

Rent expense was $132,637 and $117,109 for 2007 and 2006 respectively.


NOTE 11 SUBSEQUENT EVENTS

During the first quarter of 2008, the Company issued an aggregate of 170,586,309 shares of its common stock to employees as payment for current and past services valued at approximately $140,303.

During the first quarter of 2008, the Company entered in several consulting and advisory agreements. The Company issued 204,086,311 shares of its common stock as partial payment to certain consultants and for payment of professional fees for an aggregate price of $199,269.

During the first quarter of 2008, the Company issued 432,847,133 shares of its common stock valued at $273,233 in order to covert $144,303 in principal and accrued interest.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Exchange Act. Our Chief Executive Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective. Early in 2007 the Company's independent auditors made management aware of possible deficiencies in its disclosure controls and procedures that alone, and in the aggregate, constituted a "material weakness," which is defined under standards established by the Public Company Accounting Oversight Board as a deficiency that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Such deficiencies included a general lack of adequate procedures for recording, processing and summarizing financial information on a timely basis. The Company's management determined that the deficiencies in its systems were primarily due to a lack of expertise with respect to public company reporting standards by the executive officers. The Company is working to develop and implement a plan to ensure that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our Chief Executive Officer, who is also our acting Chief Financial Officer, to allow timely decisions regarding required disclosures within the time periods specified in the Exchange Act.

Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

While we are working to improve our disclosure controls and procedures and our internal control over financial reporting, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


During our most recently completed fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

    o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

    o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

    o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


Set forth below are the names, ages, positions and business experience of our directors, executive officers, and key employees as of April 5, 2007.

NAME                     AGE    POSITION
Jacques Tizabi           37     President, Chief Executive Officer, Acting Chief
                                Financial Officer, and Director

Matin Emouna (1)         39     Director

Michael Collins (1)      38     Secretary and Director

Ali Moussavi             37     Vice President of Global Strategy

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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for the fiscal year ended December 31, 2007. The following table summarizes all compensation for fiscal year 2007 received by our Chief Executive Officer. No other executive officer earned in excess of $100,000 in fiscal year 2007.

                                     SUMMARY COMPENSATION TABLE
                                                                                   Nonqualified
                                                                       Non-Equity   Deferred       All
                                                                       Incentive     Compen       Other
                                                      Stock   Option     Plan        sation       Compen
Name and                             Salary    Bonus  Awards  Awards  Compensation  Earnings      sation  Total
principal position           Year     ($)       ($)    ($)      ($)       ($)         ($)         ($)      ($)

Jacques Tizabi,
President, CEO, Acting CFO   2007   $275,625     --     --   $661,484      --          --         --     $937,109


OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following reflects all outstanding equity awards for the executive officer named above.

                                 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                                 OPTION AWARDS                                             STOCK AWARDS

                 Number of   Number of     Equity          Option   Option     Number of    Market   Equity        Equity
                 securities  securities    incentive       exercise expiration shares or    value    incentive     incentive
                 underlying  underlying    plan awards:    price    date       units of     of       plan          plan
Name             unexercised unexercised   number of       ($)                 stock that   shares   awards:       awards:
                 options     options (#)   securities                          have not     or       number of     market or
                 (#)         Unexercisable underlying                          vested (#)   units    unearned      payout
                 Exercisable               unexercised                                      of       shares,       value of
                                           earned                                           stock    units, or     unearned
                                           options (#)                                      that     other         shares,
                                                                                            have     rights that   units, or
                                                                                            not      have not      other
                                                                                            vested   vested (#)    rights
                                                                                            ($)                    that have
                                                                                                                   not vested
                                                                                                                   ($)
Jacques Tizabi   107,950,000

DIRECTOR COMPENSATION


The following reflects all compensation awarded to, earned by, or paid to the directors below for the fiscal year ended December 31, 2007

                                      DIRECTOR COMPENSATION
                                                                Change in
                                                                Pension
                                                   Non-Equity   Value and
                                                   Incentive   Nonqualified
                  Fees Earned                        Plan       Deferred           All
                   or Paid     Stock     Option      Compen    Compensation      Other
                  in Cash      Awards    Awards      sation     Earnings      Compensation    Total
Name                ($)        ($)        ($)        ($)           ($)            ($)           ($)

Jacques Tizabi       $0         --         --         --            --             --           $0

Matin Emouna         $0         --         --         --            --             --           $0

Michael Collins      $0         --         --         --            --             --           $0

On October 18, 2004, the Board of Directors determined to compensate independent directors in the amount of $15,000 each for services rendered through December 31, 2004. The Board also determined to compensate the independent directors $5,000 each for services to be rendered for the period January 1, 2005 through December 31, 2005. No compensation was paid to directors for the period January 1, 2006 through December 31, 2006. When we request our Board members to attend meetings in person, it is our policy to reimburse directors for reasonable travel and lodging expenses incurred in attending those Board meetings. No compensation was paid to directors for the period January 1, 2006 through December 31, 2007.

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

Mr. Tizabi has agreed that he will defer payment of all accrued but unpaid bonus or salary, or other compensation payable to him in excess of $150,000 per year beginning in 2005 until future years.

During 2007, Mr. Tizabi contributed $550,000 on accrued but unpaid salary to the capital of the Company.

We also have an employment agreement with Ali Moussavi. Mr. Moussavi's employment agreement, dated as of October 1, 2004, provides for Mr. Moussavi to serve as our Vice President of Global Strategy. The employment agreement provides for Mr. Moussavi to receive an annual base salary of $150,000. Mr. Moussavi has agreed that his annual base salary for 2007 may be paid to him in either cash or shares of our stock.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS BENEFICIAL OWNERSHIP

The following table sets forth information as of April 2008, relating to the ownership of our common and preferred stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of each class of our capital stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of Universal Detection Technology, 9595 Wilshire Blvd., Suite 700, Beverly Hills, California 90212.

         Name of Beneficial Owner                Number of Shares of                     Number of Shares of
                                                 Common Stock Beneficially  Percent of   Preferred Stock          Percent of
                                                 Owned (1)                  Class (1)    Beneficially Owned (1)   Class (1)

         Jacques Tizabi,                         107,979,700 (2)            24.4%                0                    *
         President, CEO, Acting CFO, Director

         Ali Moussavi,                           0                          *                    0                    *
         Vice President of Global Strategy

         Matin Emouna,                           0                          *                    0                    *
         Director

         Michael Collins,                        0                          *                    0                    *
         Secretary and Director

         Directors and executive officers as a
         group (4 persons)...................... 107,979,700 (2)            24.4%                0                    *
         * Less than 1%.

(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at April 07, 2008. As of April 07, 2008, we had 1,653,206,274 common shares, no par value, outstanding.

(2) Includes 107,950,000 shares that may be acquired upon the exercise of fully vested options.

CHANGE IN CONTROL
We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 21, 2007, the Company executed a promissory note in the aggregate principal amount of $1,000 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note bears interest at 12.5% per annum and was due July 5, 2007. The note has been verbally extended. As of December 31, 2007, we owed $67 in interest on this note.

On June 28, 2007, the Company executed a promissory note in the aggregate principal amount of $2,000 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note bears interest at 12.5% per annum and was due July 12, 2007. The note has been verbally extended. As of December 31, 2007, we owed $126 in interest on this note.

On June 13, 2007, the Company executed a promissory note in the aggregate principal amount of $1,000 payable to Ali Moussavi, Vice President of Global Strategy.. The promissory note bears interest at 12.5% per annum and was due July 17, 2007. The note has been verbally extended. As of December 31, 2007, we owed $63 in interest on this note.

On July 3, 2007, the Company executed a promissory note in the aggregate principal amount of $1,000 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note bears interest at 12.5% per annum and was due July 17, 2007. The note has been verbally extended. As of December 31, 2007, we owed $63 in interest on this note.

On July 31, 2007, the Company executed a promissory note in the aggregate principal amount of $50,000 payable to Jacques Tizabi, its President and Chief Executive Officer. The promissory note bears interest at 0.0% per annum and is due July 1, 2008. As of December 31, 2007, we owed $63 in interest on this note.

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

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Audit Committee approved the engagement of AJ. Robbins, PC as our independent auditors through September 30, 2007.

The Audit Committee approved the engagement of Committee also has approved the engagement of Kabani and Associates as our independent auditors for October 1 through December 31, 2007. The Committee also approved the engagement of Kabani and Associates as our independent auditors through the quarter ending September 30, 2008.

AUDIT FEES

The aggregate fees billed by AJ. Robbins, PC for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006, were approximately $39,000 and $90,867, respectively.

The aggregate fees billed by Kabani and Associates for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 was $40,000.

AUDIT-RELATED FEES

The aggregate fees billed by AJ. Robbins, PC for assurance and related services rendered by AJ. Robbins that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2007 and 2006 were approximately $0 and $0, respectively.

The aggregate fees billed by Kabani and Associates for assurance and related services rendered by AJ. Robbins that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2007 was approximately $0.

TAX FEES

The aggregate fees billed by AJ. Robbins, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006, were approximately $7,880 and $8,843 respectively.

ALL OTHER FEES

No other fees were billed by Kabani & Co and AJ. Robbins, PC for the fiscal years ended December 31, 2007 and 2006.

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

Date:  April 15,2008                UNIVERSAL DETECTION TECHNOLOGY


By:                                 /s/ Jacques Tizabi
                                    --------------------------------------------
                                    Jacques Tizabi, President, Chief Executive
                                    Officer, Acting Chief Financial Officer, and
                                    Chairman of the Board of Directors

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

Date: April 15, 2008                /s/ Jacques Tizabi
                                    --------------------------------------------
                                    Jacques Tizabi, President, Chief Executive
                                    Officer, Acting Chief Financial Officer, and
                                    Chairman of the Board of Directors


Date: April 15, 2008                /s/ Michael Collins
                                    --------------------------------------------
                                    Michael Collins,
                                    Secretary and Director


Date: April 15, 2008                /s/ Matin Emouna
                                    --------------------------------------------
                                    Matin Emouna,
                                    Director