Form 10-Q
period 2008-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2008-05-19
CIK 763950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                         UNIVERSAL DETECTION TECHNOLOGY
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            CALIFORNIA                             95-2746949
---------------------------------               -----------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)


        9595 WILSHIRE BLVD., SUITE 700
           BEVERLY HILLS, CALIFORNIA                    90212
---------------------------------------------      ----------------
   (Address of principal executive offices)           (Zip Code)


                    Issuer's telephone number: (310) 248-3655


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Number of shares outstanding as of May 2, 2008: 1,131,478,082 common shares.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                                                               FORM 10-Q

                                                                 INDEX

                                                                                                                          PAGE NO.
                                                                                                                        ------------
PART I.   FINANCIAL
          INFORMATION
          Item 1.             Condensed Consolidated Financial Statements (unaudited).........................................3
                              Notes to Condensed Consolidated Financial Statements

          Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations..........15

          Item 3.             Quantitative and Qualitative Disclosures About Market Risk.....................................21

          Item 4.             Controls and Procedures........................................................................21

PART II.  OTHER INFORMATION
          Item 1.             Legal Proceedings..............................................................................21

          Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds....................................22

          Item 3.             Defaults Upon Senior Securities................................................................23

          Item 4.             Submission of Matters to a Vote of Security Holders............................................23

          Item 5.             Other Information..............................................................................23

          Item 6.             Exhibits.......................................................................................24

SIGNATURES...................................................................................................................25


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2008
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                      $      3,470
Restricted cash                                                      10,266
Accounts Receivable, net                                             53,722
Deposits                                                             10,226
                                                               ------------

Total current assets                                                 77,684

Equipment, net                                                       51,492
Patent, net                                                          88,061
                                                               ------------

Total assets                                                   $    217,237
                                                               ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade                                        $    855,652
Accrued liabilities                                                 569,131
Accrued payroll - officers                                          552,193
Notes payable - related party                                        48,984
Notes payable                                                     1,419,659
Accrued interest expense                                            534,247
                                                               ------------

Total current liabilities                                         3,979,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 20,000,000,000 shares
     authorized, 1,545,069,808 shares issued and outstanding     27,793,462
Additional paid-in-capital                                        5,313,089
Accumulated deficit                                             (36,869,180)
                                                               ------------

Total stockholders' deficit                                      (3,762,629)
                                                               ------------

Total liabilities and stockholders' deficit                    $    217,237
                                                               ============


     See accompanying notes to unaudited consolidated financial statements.




                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                           2008              2007
                                                       -------------    -------------

REVENUE, NET                                           $      60,375    $       1,175
COST OF GOODS SOLD                                            16,253            1,650
                                                       -------------    -------------

GROSS PROFIT                                                  44,122             (475)
                                                       -------------    -------------

OPERATING EXPENSES:
Selling, general and administrative                          309,701        1,616,918
Marketing                                                      4,423           15,000
Depreciation and amortization                                  7,534            6,182
                                                       -------------    -------------

Total expenses                                               321,657        1,638,100
                                                       -------------    -------------

LOSS FROM OPERATIONS                                        (277,535)      (1,638,575)

OTHER INCOME (EXPENSE):
Interest income                                                   60              663
Interest expense                                             (42,571)         (42,247)
Loss on settlement of debt                                  (217,480)              --
                                                       -------------    -------------

Total other expenses                                        (259,991)         (41,584)
                                                       -------------    -------------

NET LOSS                                               $    (537,526)   $  (1,680,159)
                                                       =============    =============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:       $      (0.001)   $      (0.006)
                                                       =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     836,010,914      273,535,590
                                                       =============    =============

    Weighted average number of dilutive securities has no been calculated as the effect of dilutive securities would be anti-dilutive

     See accompanying notes to unaudited consolidated financial statements.



                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                                        2008          2007
                                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $  (537,526)   $(1,680,159)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services                                              268,988      1,302,244
Loss on settlement of debt                                              217,480             --
Depreciation and amortization                                             7,534          6,182
Changes in operating assets and liabilities:
Accounts receivable                                                     (49,440)          (250)
Prepaid expenses                                                         10,827         31,887
Accounts payable and accrued liabilities                                (23,622)        36,380
                                                                    -----------    -----------

Net cash used in operating activities                                  (105,760)      (303,716)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in restricted cash                                      (57)        51,280
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                               --          3,837
Proceeds from sale of common stock                                           --         21,000
Proceeds from notes payable-related party                                 3,500         28,000
Proceeds from notes payable                                             128,000        300,000
Payments on notes payable - related party                               (27,058)       (28,000)
Payments on notes payable                                                (4,710)       (59,957)
                                                                    -----------    -----------

Net cash provided by  financing activities                               99,732        264,880
                                                                    -----------    -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (6,085)        12,444

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            9,555         18,113
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     3,470    $    30,557
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax                                                          $        --    $        --
                                                                    ===========    ===========
Interest Paid                                                       $       736    $    34,989
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest           $   491,233    $        --
                                                                    ===========    ===========

                See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Detection Technology and Subsidiaries., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

As of March 31, 2008, the Company had a working capital deficit of $3,902,182 and an accumulated deficit of $36,869,180. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its effort to raising capital, and to the development, field-testing and marketing of its counter-terrorism products and services including its bioterrorism detection device, known as BSM-2000, and to the expansion of its product line into other counterterrorism products and services in related fields including threat evaluation services, security and surveillance cameras, safety videos, and kits for rapid detection of up to five agents. During the first three months of 2008, the Company sold detection kits under various purchase agreements and had consulting revenue for $60,375.

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


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

During the three months ended March 31, 2008, the Company entered into various agreements to sell 372,847,133 shares of its common stock to a third party in order to convert their debt to the respective parties. The value of the stock issued in consideration for the debt conversion was $291,233.


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

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006, and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No.
123. The Company recognized $-0- and $661,484 in share-based compensation expense for the three months ended March 31, 2008 and 2007, respectively.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008



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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008



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

NOTE 3 - PATENTS

As of March 31, 2008, the patent value is as follows:

         --------------------------------- ----------------
             Patent Costs                     $117,341
         --------------------------------- ----------------
             Accumulated Amortization         (29,280)
         --------------------------------- ----------------
             Patent, Net                      $88,061
         --------------------------------- ----------------

Total amortization expense was $1,352 and $-0- for the three months ended March 31, 2008 and 2007 respectively.

NOTE 4 - NOTES PAYABLE
During the first quarter of 2008, the Company borrowed an aggregate of $128,000 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.0% to 12.5% per annum, and were due on or before September 6, 2008. No interest or principal payments have been made on the notes.

As of March 31, 2008, the Company had total notes payable of $1,419,659.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

     On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "Agreement"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. As of March 31, 2008, the Company has accrued $418,096 for this settlement including principal and interest.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


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

     c) On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of March 31, 2008, $64,757 was due under the agreement.


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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008



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


NOTE 6- STOCKHOLDERS' EQUITY

During the three month period ended March 31, 2008, the Company issued an aggregate of 132,440,475 shares of common stock to employees for services rendered to the Company. The Company recorded the expense at the fair market value of the shares of $109,226

During the three month period ended March 31, 2008, the Company issued 207,857,142 shares of common stock as payment for consulting services or other professional fees for an aggregate amount of $202,286.

During the three month period ended March 31, 2008, the Company entered various agreements to convert $111,752 of indebtedness into 372,847,133 shares of common stock The fair market value of the stock on the date of agreement & issuance was $291,233. The Company recorded a loss on settlement of debt of $179,481.

During the three month period ended March 31, 2008, the Company cancelled an aggregate 3,770,832 shares of common stock. The holders of these shares have agreed with the cancellation for no consideration.

During the three month period ended March 31, 2007, the Company issued an aggregate of 12,187,496 shares of common stock to employees for services rendered to the Company valued at $52,000.

During the three month period ended March 31, 2007, the Company issued 48,000,000 shares of common stock as payment for consulting services for an aggregate amount of $299,600.

During the three month period ended March 31, 2007, an investor purchased 33,337,129 shares of common stock as required under an investment agreement for an aggregate amount of $146,500. The Company received $21,000 of the proceeds during the first quarter of 2007. The remaining $125,500 was used to repay outstanding notes payable and accrued interest. The notes were paid directly by the investor.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008



COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.


STOCK OPTION PLAN

On February 11, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 300,000,000 shares of its common stock for awards to be made under the Plan. 299,991,072 shares reserved under this plan have been issued.

On April 29, 2008, the Board of Directors adopted the 2008-2 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company initially reserved 330,000,000 shares of its common stock for awards to be made under the Plan. 125,604,165 of the shares reserved under this plan have been issued.


Warrants:

There were no warrants granted during the three month period ended March 31, 2008.


Common stock purchase options and warrants consisted of the following as of March 31, 2008:

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


                                                                                            Aggregated
                                                                           Exercise         Intrinsic
                                                          # shares           Price            Value
                                                     ----------------------------------------------------
OPTIONS:
Outstanding and exercisable, December 31, 2007             107,950,000  $0.01 to $0.33     $          --
     Granted                                                        --                                --
     Exercised                                                      --                                --
     Expired                                                        --                                --
                                                     ------------------                   ---------------
Outstanding and exercisable, March 31, 2008                107,950,000  $0.01 to $0.33     $          --

WARRANTS:
Outstanding and exercisable, December 31, 2007              15,050,000  $0.1 to $0.7       $          --
     Granted                                                        --                                --
     Exercised                                                      --                                --
     Expired                                                        --                                --
                                                     ------------------                   ---------------
Outstanding and exercisable, September 30, 2007             15,050,000  $0.1 to $0.7       $          --


Options:

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the quarter ended September 30, 2006 includes compensation expense for all stock-based compensation awards vested during the quarter ended September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of SFAS 123-R, no expense has been recorded during the three month period ended March 31, 2008.

On March 28, 2007, the Company granted to Jacques Tizabi, its president and CEO, an option to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share, for a term of five years. The option is fully vested and immediately exercisable. The options were valued at $661,484 using the Black Scholes model for Options Valuation, with volatility of 174% and risk-free interest rate of 4.65%. The market price on the day of grant was $0.007. The Company recognized $661,484 as expense during the three month period ended March 31, 2007

                UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008


Methods of estimating fair value

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, the Company repaid $26,900 in principal payments under various promissory note agreements to its president and CEO. The CEO has elected to forgo interest payments on the notes due to the short-term payback period.


NOTE 8 - SUBSEQUENT EVENTS

During April and May 2008, the Company issued an aggregate of 163,749,999 shares of common stock to three employees for services rendered valued at approximately $100,462.

During April 2008, the Company borrowed an aggregate of $39,000 from third parties under two promissory notes. The notes carry interest at 12.5%. The notes are due on or before April 2, 2009.

During April 2008, the Company entered in various agreements to convert $66,000 of indebtedness into 230,000,000 shares of common stock. The shares were issued in April 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT OF FORM 10-Q, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND INFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS, UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS.

EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONTEXT WITH, AND WITH AN UNDERSTANDING OF, THE VARIOUS OTHER DISCLOSURES CONCERNING OUR COMPANY AND OUR BUSINESS MADE IN OUR FILINGS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENT AS A PREDICTION OF ACTUAL RESULTS OR DEVELOPMENTS. WE ARE NOT OBLIGATED TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT CONTAINED IN THIS REPORT TO REFLECT NEW EVENTS OR CIRCUMSTANCES UNLESS AND TO THE EXTENT REQUIRED BY APPLICABLE LAW.

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

Our management continues to gain expertise in anti-terrorism techniques and solutions. Through our partnership with Security Solutions International, we have begun providing training seminars on terrorism detection and response methods. The seminars are designed for security officials, building safety managers, and law enforcement personnel. Through partnerships with various third parties, we have commenced sales and marketing of bioterrorism hand held assays, radiation detection systems, anti-microbial products, surveillance cameras, and training references.

During the three months ended March 31, 2008 we spent an aggregate of $321,657 on selling, general and administrative expenses and marketing expenses. This amount represents an 80.3% decrease over the comparable year-ago period. The decrease is principally attributable to a reduction in compensation expenses.

Our working capital deficit at March 31, 2008, was $3,902,182. Our independent auditors' report, dated March 25, 2008 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2007. We require approximately $1.9 million to repay indebtedness in the next 12 months.

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

We plan to continue expanding our product base and to sell our products to more users inside and outside the U.S. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful. We plan to seek and find third parties interested in collaborating on further research and development on BSM-2000. Such research shall be aimed at making BSM-2000 more user-friendly, developing a less complicated interface and software, designing a lighter casing, and some cosmetics. The ideal third party collaborator would also assist us in marketing BSM-2000 more aggressively. There is no guarantee that any such collaborators will be found and, if found, that this strategy will be successful. The current version of BSM-2000 is fully functional and available for sale. To date, we have sold two units to the Government of the United Kingdom and we intend to develop a more wide-spread use for BSM-2000 through our planned collaborative research, development, sales, and marketing efforts.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

QUARTER ENDED MARCH 31, 2008 COMPARED TO THE QUARTER ENDED MARCH 31, 2007

Revenue. Total revenue for the three months ended March 31, 2008 was $60,375, as compared to revenue of $1,175 for the same quarter in the prior fiscal year, an increase of $59,200. The increase is primarily due to the increase in sales of the Company's test kits and for new consulting engagements.

Operating Expenses. Total operating expenses for the three months ended March 31, 2008 were $321,657 representing a decrease of $1,316,443. Total selling, general and administrative expenses for the three months ended March 31, 2008 were $309,701 representing a decrease of $1,307,217 (80.3%) as compared to the same period in the prior fiscal year. These decreases are principally attributable to a reduction in compensation expenses.

Other income/(expense). Other income (expense) amounted to ($259,991) for the three months ended March 31,2008 as compared to ($41,584) for the corresponding quarter of the prior year. The change is principally related to loss recognized on stock issued for settlement of debt.

Net loss. Net loss for the three months ended March 31, 2008 was $537,526, as compared to a net loss of $1,680,159 for the same period in the period fiscal year, representing a decrease of $1,142,633. The primary reason of this decreased loss in the current year is due to the decrease in operating expenses as explained above.

LIQUITY AND CAPITAL RESOURCES

We require approximately $2.3 million in the next 12 months to repay debt obligations and execute our business plan. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our uses of capital during the next 12 months principally will be for:

o administrative expenses, including salaries of officers and other employees we plan to hire;

o        repayment of debt;

o        sales and marketing;

o        product testing and manufacturing; and

o        expenses of professionals, including accountants and attorneys.


Our working capital deficit at March 31, 2008 was $3,902,182. Our independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at March 31, 2008. We require approximately $1.9 million to repay indebtedness including interest in the next 12 months. The following provides principal terms of our outstanding debt as of March 31, 2008:

o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24,
         2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of March 31, 2008, we have $418,095 accrued for including interest relating to this matter.

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2008, there was $161,000 principal amount (and $56,246 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2008, there was $74,500 principal amount (and $32,445 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on November 13, 2005 with an interest rate of 12% per annum. We agreed to issue 200,000 shares of common stock to the noteholder as additional consideration for extending credit to us. This note has not been repaid and we are in default. As of March 31, 2008 we owed $66,000 in principal and $1,980 in interest on this note and the shares have not yet been issued. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of March 31, 2008 we owed $25,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on May 17, 2006 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $4,779 in interest. We did not make our scheduled payment on May 17, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on May 26, 2006 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $7,031 in interest. We did not make our scheduled payment on May 26, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $14,975 due on August 31, 2006 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $2,964 in interest. We did not make our scheduled payment on August 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on August 21, 2006 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $4,948 in interest. We did not make our scheduled payment on August 21, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on February 14, 2007 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $14,583 in interest. We did not make our scheduled payment on February 14, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on February 20, 2007 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $2,188 in interest. We did not make our scheduled payment on February 20, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on February 23, 2007 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $5,104 in interest. We did not make our scheduled payment on February 23, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on March 15, 2007 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $2,813 in interest. We did not make our scheduled payment on March 15, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on March 20, 2007 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $7,031 in interest. We did not make our scheduled payment on March 20, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on April 5, 2007 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $6,771in interest. We did not make our scheduled payment on April 5, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on April 13, 2007 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $3,750 in interest. We did not make our scheduled payment on April 13, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 1, 2007 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $6,875 in interest. We did not make our scheduled payment on November 1, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on December 7, 2007 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $3,125 in interest. We did not make our scheduled payment on December 7, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on January 11, 2008 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $3,900 in interest. We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on February 13, 2008 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $4,063 in interest. We did not make our scheduled payment on February 13, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on March 6, 2008 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $1,771 in interest. We did not make our scheduled payment on March 6, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on March 12, 2008 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $2,750 in interest. We did not make our scheduled payment on March 12, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on October 3, 2008 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $1,302 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on April 11, 2008 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $2,083 in interest. We did not make our scheduled payment on April 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on May 30, 2008 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $2,500 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on November 2, 2008 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $1,250 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on January 11, 2008 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $625 in interest. We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.


o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on July 8, 2008 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $625 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on August 4, 2008 with an interest rate of 12% per annum. As of March 31, 2008 we owed $300 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on August 11, 2008 with an interest rate of 12% per annum. As of March 31, 2008 we owed $340 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on August 13, 2008 with an interest rate of 12% per annum. As of March 31, 2008 we owed $300 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 27, 2008 with an interest rate of 12% per annum. As of March 31, 2008 we owed $300 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on August 28, 2008 with an interest rate of 12% per annum. As of March 31, 2008 we owed $130 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on September 6, 2008 with an interest rate of 12.5% per annum. As of March 31, 2008 we owed $109 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $44,256 due on October 17, 2008 with an interest rate of 16.75% per annum. As of March 31, 2008 we owed $14,443 in Principal amount on this note.


Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. Since March 2008 we have converted $66,000 of debt to 230,000,000 shares of common stock.

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


ITEM 3. QUANTATATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

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


During the period covered by this report, there were no changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "Agreement"). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. As of March 31, 2008, we have accrued $418,096 for this settlement including principal and interest.

On April 19, 2006, Plaintiffs Steven P Sion and Sion Consulting, Inc., a Nevada corporation, instituted an action in the Los Angeles Superior Court (SION V. UNIVERSAL DETECTION TECHNOLOGY CORPORATION, ET. AL.; Central District Case No. BC350942) against Defendants Universal Detection Technology Corporation, Albert
E. Gosselin, Jr., Roy Peterson, Greg Edwards, Bombay Consortium, Inc., Howard Sperling, Assisted Care, Inc. As to Universal Detection, Plaintiffs alleged claims for: (1) Breach of Contract; (2) Fraud, (3) Negligent Misrepresentation; and (4) Conspiracy in relation to the sale of Dasibi Environmental Corp. Plaintiffs seek an unspecified amount of compensatory, general and punitive damages against all Defendants. On July 17, 2006, Universal Detection timely filed an Answer to the Complaint. On or about June 13, 2007, Universal Detection filed a Motion for Summary Judgment, or Alternative, Summary Adjudication of Claims. Shortly before the hearing on said Motion, a settlement and mutual release of all claims was signed between Plaintiffs and Universal Detection. On September 5, 2007, Plaintiffs dismissed Universal Detection with prejudice from the action.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of March 31, 2008, $64,757 was due under the agreement.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of 2008, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

         o During the three months ended March 31, 2008, we issued 372,847,133 shares of common stock to various notes holders to covert outstanding debt obligations valued at approximately $291,233.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted upon the following senior securities:

         o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make scheduled payments and are in default of these notes.

         o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2008, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of March 31, 2008 we owed $56,246 in interest on this note.

         o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2008 there was $ 74,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of March 31, 2008 we owed $32,445 in interest on this note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM  5. OTHER INFORMATION.

Not Applicable.

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


Dated: May 19, 2008                  UNIVERSAL DETECTION TECHNOLOGY



                                     /s/ Jacques Tizabi
                                     -----------------------------------
                                      Jacques Tizabi,
                                      President, Chief Executive Officer
                                     (Principal Executive Officer), and Acting
                                      Chief Financial Officer (Acting Principal
                                      Financial Officer)