Form 10-Q/A
period 2008-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2008-05-20
CIK 763950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------


                                    FORM 10-Q/A



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


Number of shares outstanding as of May 19, 2008: 2,032,935,439 common shares.


Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                                                               FORM 10-Q

                                                                 INDEX

                                                                                                                          PAGE NO.
                                                                                                                        ------------
PART I.   FINANCIAL
          INFORMATION
          Item 1.             Condensed Consolidated Financial Statements (unaudited).                                       3
                              Notes to Condensed Consolidated Financial Statements

          Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations.        15

          Item 3.             Quantitative and Qualitative Disclosures About Market Risk.                                   21

          Item 4.             Controls and Procedures.                                                                      21

PART II.  OTHER INFORMATION
          Item 1.             Legal Proceedings                                                                             21

          Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds                                   22

          Item 3.             Defaults Upon Senior Securities                                                               23

          Item 4.             Submission of Matters to a Vote of Security Holders                                           23

          Item 5.             Other Information                                                                             23

          Item 6.             Exhibits                                                                                      24

SIGNATURES                                                                                                                  25


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2008
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                      $      3,470
Restricted cash                                                      10,266
Accounts Receivable,net                                              53,722
Deposits                                                             10,226
                                                               ------------

Total current assets                                                 77,684

Equipment, net                                                       51,492
Patent, net                                                          88,061
                                                               ------------

Total assets                                                   $    217,237
                                                               ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade                                        $    855,652
Accrued liabilities                                                 569,131
Accrued payroll - officers                                          552,193
Notes payable - related party                                        48,984
Notes payable                                                     1,419,659
Accrued interest expense                                            534,247
                                                               ------------

Total current liabilities                                         3,979,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 20,000,000,000 shares
     authorized, 1,545,069,808 shares issued and outstanding     27,793,462
Additional paid-in-capital                                        5,313,089
Accumulated deficit                                             (36,869,180)
                                                               ------------

Total stockholders' deficit                                      (3,762,629)
                                                               ------------

Total liabilities and stockholders' deficit                    $    217,237
                                                               ============


     See accompanying notes to unaudited consolidated financial statements.





                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                           2008              2007
                                                       -------------    -------------

REVENUE, NET                                           $      60,375    $       1,175
COST OF GOODS SOLD                                            16,253            1,650
                                                       -------------    -------------

GROSS PROFIT                                                  44,122             (475)
                                                       -------------    -------------

OPERATING EXPENSES:
Selling, general and administrative                          309,701        1,616,918
Marketing                                                      4,423           15,000
Depreciation and amortization                                  7,534            6,182
                                                       -------------    -------------

Total expenses                                               321,657        1,638,100
                                                       -------------    -------------

LOSS FROM OPERATIONS                                        (277,535)      (1,638,575)

OTHER INCOME (EXPENSE):
Interest income                                                   60              663
Interest expense                                             (42,571)         (42,247)
Loss on settlement of debt                                  (217,480)              --
                                                       -------------    -------------

Total other expenses                                        (259,991)         (41,584)
                                                       -------------    -------------

NET LOSS                                               $    (537,526)   $  (1,680,159)
                                                       =============    =============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:       $     (0.0005)   $      (0.006)
                                                       =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   1,188,119,543      273,535,590
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


Dated: May 20, 2008                 UNIVERSAL DETECTION TECHNOLOGY



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