Form 10KSB/A
period 2007-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2008-07-29
CIK 763950

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

Documents Incorporated By Reference: See Exhibit List.

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
--------------------------------------------------------------------------------



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-KSB of the Registrant is made solely to correct and amend the disclosure under Item 8A. Controls and Procedures. Accordingly, this Amendment to the Annual Report on Form 10-KSB of the Registrant has not been updated or modified in any other way and speaks only as of the date of the original filing, April 14, 2008.


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


                                      F-4






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


                                      F-5






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


                                                      F-6






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

                                      F-13






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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President, and Acting Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President, and CFO believe that:

(i) our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii) our disclosure controls and procedures are not effective.

Internal Control over Financial Reporting

(a) MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on an evaluation under the supervision and with the participation of the Company's management, including the CEO and the acting CFO have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Identified Material Weaknesses

During the three and six months ended December 31, 2007 the Company identified the following material weaknesses as indicated below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2007:

o We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors;

o We did not have formal policies governing certain accounting transactions and financial reporting processes;

o We did not obtain attestations by all employees regarding their understanding of and compliance with Universal Detection Technology, Inc. policies related to their employment;

o We did not obtain attestations by all members of our board of directors, our executive officers and/or our senior financial officers regarding their compliance with our Code of Ethics and our Code of Ethics did not apply to our other employees;

o We did not perform adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes; and

o We had not fully implemented certain control activities and capabilities included in the design of our financial system. Certain features of our financial system are designed to automate accounting procedures and transaction processing, or to enforce controls.

Based on management's evaluation of our internal control over financial reporting, our current CFO and CEO have concluded that Universal Detection Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2007. In light of this evaluation, the Company hired a regionally-recognized independent consulting firm to assist management with its continuing assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Management's Remediation Initiatives

We are in the process of evaluating our material deficiencies. We have already begun to remediate many of the deficiencies. However, others will require additional people, including the addition of members to our board of directors, which will take longer to remediate.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1. Identify and retain potential new directors for our board of directors with a goal of having sufficient independent board oversight;

2. Establish comprehensive, formal, general accounting policies and procedures, and require employees to approve and execute such policies and procedures as documentation of their understanding of and compliance with internal policies;

3. Require all employees to be subject to our Code of Ethics and require all employees and directors to sign our Code of Ethics on an annual basis and retain the related documentation;

4. Implement appropriate management oversight and approval activities in certain areas of the Company's operations, including, but not limited to, employee expense reimbursements, customer invoicing, and period-end closing processes; and

5. Centralize our financial reporting system and move all decentralized off-line processes to our new centralized financial reporting system.

We intend to implement the five initiatives above as soon as possible. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2008.

Conclusion

The above identified material weaknesses did not result in material audit adjustments to our 2007 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

In light of the identified material weaknesses, management performed: (i) significant additional substantive review of those areas described above; and
(ii) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-KSB fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

(b) CHANGES IN CONTROL OVER FINANCIAL REPORTING

The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Date:  July 29,2008                UNIVERSAL DETECTION TECHNOLOGY


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

Date: July 29, 2008                /s/ Jacques Tizabi
                                    --------------------------------------------
                                    Jacques Tizabi, President, Chief Executive
                                    Officer, Acting Chief Financial Officer, and
                                    Chairman of the Board of Directors


Date: July 29, 2008                /s/ Michael Collins
                                    --------------------------------------------
                                    Michael Collins,
                                    Secretary and Director


Date: July 29, 2008                /s/ Matin Emouna
                                    --------------------------------------------
                                    Matin Emouna,
                                    Director