Form 10-Q/A
period 2008-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2008-07-29
CIK 763950

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


                                EXPLANATORY NOTE

      This Second Amendment to the Quarterly Report on Form 10-Q of the Registrant is made solely to correct and amend the disclosure under Item 4. Controls and Procedures. Accordingly, this Amendment to the Quarterly Report on Form 10-Q of the Registrant has not been updated or modified in any other way and speaks only as of the date of the original filing, May 19, 2008, and the First Amendment to the Quarterly Report filed on May 20, 2008.


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


                                       3






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


ITEM 3. QUANTATATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Additional Disclosure Concerning Controls and Procedures.

We currently believe that the Company has material weaknesses in its disclosure controls and procedures. We will work in the coming weeks and months to address such weaknesses. We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to make changes in our internal control and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) could be significant and still we may not achieve significant improvements in our internal controls and procedures. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the accuracy and timeliness of the filing of our annual and periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock."

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


Dated: July 29, 2008                 UNIVERSAL DETECTION TECHNOLOGY



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