Form 10-Q
period 2008-06-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2008-08-14
CIK 763950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                         UNIVERSAL DETECTION TECHNOLOGY
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

       CALIFORNIA                                           95-2746949
----------------------------------------            -----------------------
(State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                      Identification No.)


   9595 WILSHIRE BLVD., SUITE 700
       BEVERLY HILLS, CALIFORNIA                          90212
-----------------------------------------            ---------------
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

Number of shares outstanding as of August 13, 2008: 15,562,017 common shares.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]


                                                FORM 10-Q

                                                  INDEX

                                                                                                PAGE NO.
                                                                                                ----------
PART I.  FINANCIAL
         INFORMATION
         Item 1.            Condensed Consolidated Financial Statements (unaudited):                 3
                            Notes to Condensed Consolidated Financial Statements                     7

         Item 2.            Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.                                                  16

         Item 3.            Quantitative and Qualitative Disclosures About Market Risk.             23

         Item 4.            Controls and Procedures.                                                23

PART II. OTHER INFORMATION                                                                          23
         Item 1.            Legal Proceedings                                                       23

         Item 1A            Risk Factors                                                            24

         Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds             24

         Item 3.            Defaults Upon Senior Securities                                         24

         Item 4.            Submission of Matters to a Vote of Security Holders                     25

         Item 5.            Other Information                                                       25

         Item 6.            Exhibits                                                                26

SIGNATURES
CERTIFICATES                                                                                        27

                                     PART I
                              FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS


                      UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS



                                                               JUNE 30,       DECEMBER 31,
                                                                 2008             2007
                                                             ------------     ------------
                                                              (UNAUDITED)       (AUDITED)
                                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                    $      1,853     $      9,555
Restricted cash                                                    10,307           10,209
Accounts Receivable,net                                            54,578            4,282
Deposits                                                           10,226           10,226
Prepaid expenses                                                   25,827           10,827
                                                             ------------     ------------

Total current assets                                              102,790           45,099

Equipment, net                                                     45,310           57,673
Patent, net                                                        86,710           89,413
                                                             ------------     ------------

Total assets                                                 $    234,810     $    192,185
                                                             ============     ============


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade                                      $    884,311     $  1,000,478
Accrued liabilities                                               534,830          519,382
Accrued payroll - officers                                        660,385          522,573
Notes payable - related party                                      44,086           72,543
Notes payable                                                   1,489,749        1,385,760
Accrued interest expense                                          573,797          514,773
                                                             ------------     ------------

Total current liabilities                                       4,187,159        4,015,509

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 20,000,000,000 shares
     authorized, 12,583,599 shares issued and outstanding      28,299,623       27,195,242
Additional paid-in-capital                                      5,313,089        5,313,089
Accumulated deficit                                           (37,565,061)     (36,331,655)
                                                             ------------     ------------

Total stockholders' deficit                                    (3,952,349)      (3,823,324)
                                                             ------------     ------------

Total liabilities and stockholders' deficit                  $    234,810     $    192,185
                                                             ============     ============


  See accompanying notes to unaudited consolidated financial statements.




              UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                (UNAUDITED)

                                                           2008             2007
                                                        -----------     -----------

REVENUE, NET                                            $    62,570     $     5,825
COST OF GOODS SOLD                                           18,205           3,004
                                                        -----------     -----------

GROSS PROFIT                                                 44,365           2,821

OPERATING EXPENSES:
Selling, general and administrative                         743,649       2,207,611
Marketing                                                     7,936          17,750
Depreciation and amortization                                15,066          12,364
                                                        -----------     -----------

Total expenses                                              766,652       2,237,725
                                                        -----------     -----------

LOSS FROM OPERATIONS                                       (722,287)     (2,234,904)

OTHER INCOME (EXPENSE):
Interest income                                                 102             735
Interest expense                                            (90,637)        (87,873)
Penalties                                                       (10)             --
Loss on settlement of debt                                 (420,575)             --
                                                        -----------     -----------

Total other expenses                                       (511,120)        (87,138)
                                                        -----------     -----------

NET LOSS                                                $(1,233,407)    $(2,322,042)
                                                        ===========     ===========

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:        $    (0.154)    $    (1.509)
                                                        ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      8,018,377       1,538,707
                                                        ===========     ===========

   Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

  See accompanying notes to unaudited consolidated financial statements.




                    UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
                                      (UNAUDITED)

                                                           2008              2007
                                                        ------------     ------------

REVENUE, NET                                            $      2,194     $      4,650
COST OF GOODS SOLD                                             1,952            1,354
                                                        ------------     ------------

GROSS PROFIT                                                     242            3,296

OPERATING EXPENSES:
Selling, general and administrative                          433,949          590,693
Marketing                                                      3,514            2,750
Depreciation and amortization                                  7,533            6,182
                                                        ------------     ------------

Total expenses                                               444,996          599,625
                                                        ------------     ------------

LOSS FROM OPERATIONS                                        (444,753)        (596,329)

OTHER INCOME (EXPENSE):
Interest income                                                   43               72
Interest expense                                             (48,065)         (45,626)
Penalties                                                        (10)            --
Loss on settlement of debt                                  (203,095)            --
                                                        ------------     ------------

Total other expenses                                        (251,127)         (45,554)
                                                        ------------     ------------

NET LOSS                                                $   (695,881)    $   (641,883)
                                                        ============     ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:        $     (0.069)    $     (0.331)
                                                        ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      10,105,873        1,937,486
                                                        ============     ============

       Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

        See accompanying notes to unaudited consolidated financial statements.




                    UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                      (UNAUDITED)

                                                                        2008            2007
                                                                     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(1,233,407)    $(2,322,042)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services                                               445,075       1,517,948
Loss on settlement of debt                                               420,575              --
Depreciation and amortization                                             15,066          12,364
Changes in operating assets and liabilities:
Accounts receivable                                                      (50,293)         (4,600)
Prepaid expenses                                                         (15,000)         37,971
Accounts payable and accrued liabilities                                 126,457         339,912
                                                                     -----------     -----------
Net cash used in operating activities                                   (291,527)       (418,447)
                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in restricted cash                                       (98)         52,217
                                                                     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                                --             567
Proceeds from sale of common stock                                            --          21,000
Proceeds from notes payable-related party                                  9,600          32,500
Proceeds from notes payable                                              322,000         390,000
Payments on notes payable - related party                                (38,057)        (28,000)
Payments on notes payable                                                 (9,620)        (64,115)
                                                                     -----------     -----------

Net cash provided by  financing activities                               283,923         351,952
                                                                     -----------     -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (7,702)        (14,278)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             9,555          18,113
                                                                     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $     1,853     $     3,835
                                                                     ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax                                                           $        --     $        --
                                                                     ===========     ===========
Interest Paid                                                        $     1,273     $    36,270
                                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest            $   622,306     $        --
                                                                     ===========     ===========

        See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Detection Technology and Subsidiares., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three and six months and ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK SPLIT

On July 25, 2008, the Company effected a reverse stock split of our common stock. The reverse split was effected on a one-for-two hundred basis, resulting in 14,211,953 shares outstanding immediately following the stock split. All common stock numbers in this Current Report on Form 10-Q, have been retroactively restated for the effect of the reverse split, although it was effected after the close of the second quarter.

GOING CONCERN

As of June 30, 2008, the Company had a working capital deficit of $4,084,368 and an accumulated deficit of $37,565,061. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its effort to raising capital, and to the development, field-testing and marketing of its counter-terrorism products and services including its bioterrorism detection device, known as BSM-2000, and to the marketing and distribution of its other counterterrorism products and services in related fields including threat evaluation services, security and surveillance cameras, radiation detection systems, safety videos, and kits for rapid detection of up to five bioterrorism agents. During the first six months of 2008, the Company offered consulting services and sold detection kits under various purchase agreements for a total revenue of $62,570.

The Company continues to try and pursue sales leads for direct sale of BSM-2000 and also is seeking to establish relationships with resellers who can assist in selling BSM-2000, Company's bioterrorism detection kits, surveillance cameras, training material, and radiation detectors. The Company also plans to seek and find third parties interested in collaborating on further research and development on BSM-2000. Such research shall be aimed at making BSM-2000 more user-friendly, developing a less complicated interface and software, designing a lighter casing, and some cosmetics. The ideal third party collaborator would

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


also assist us in marketing BSM-2000 more aggressively. There is no guarantee that any such collaborators will be found and, if found, that this strategy will be successful. The current version of BSM-2000 is fully functional and available for sale. To date, we have sold two units to the Government of the United Kingdom and we intend to develop a more wide-spread use for BSM-2000 through our planned collaborative research, development, sales, and marketing efforts.

During the six months ended June 30, 2008, the Company entered into various agreements to sell 4,947,486 shares of its common stock to a third party in order to convert their debt to the respective parties. The value of the stock issued in consideration for the debt conversion was $622,306.


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

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 (Revised 2004), SHARE BASED PAYMENT ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for all share-based payments granted prior to and not yet vested as of January 1, 2006, and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and allowed under the original provisions of SFAS No.
123. The Company recognized $-0- and $661,484 in share-based compensation expense for the six months ended June 30, 2008 and 2007, respectively.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


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

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.

NOTE 3 - PATENTS

As of June 30, 2008 and December 31, 2007, the patent value is as follows:

           ----------------------------- ------------- -------------
             Patent Costs                  $117,341     $117,341
           ----------------------------- ------------- -------------
             Accumulated Amortization      (30,631)     (27,928)
           ----------------------------- ------------- -------------
             Patent, Net                   $86,710      $89,413
           ----------------------------- ------------- -------------

Total amortization expense was $2,704 and $-0- for the six months ended June 30, 2008 and 2007 respectively.

NOTE 4 - NOTES PAYABLE

During the six month period ended June 30, 2008, the Company borrowed an aggregate of $322,000 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.0% to 12.5% per annum, and are due on or before April 2, 2009. No interest or principal payments have been made on the notes.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


As of June 30, 2008 and December 31, 2007, the Company had total notes payable of $1,489,749 and $1,385,760.



NOTE 5 - COMMITMENTS AND CONTINGENCIES

a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

      On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "AGREEMENT"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. As of June 30, 2008 and December 31, 2007, the Company has accrued $430,933 and $405,259 for this settlement including principal and interest.

b) Steven P. Sion and Sion Consulting, Inc. v. Universal Detection Technology Corporation, et. Al. (Superior Court of the State of California for the County of Los Angeles, Case NO. BC350942)

      On April 19, 2006, Plaintiffs Steven P Sion and Sion Consulting, Inc., a Nevada corporation, instituted an action in the Los Angeles Superior Court (SION V. UNIVERSAL DETECTION TECHNOLOGY CORPORATION, ET. AL.; Central District Case No. BC350942) against Defendants Universal Detection Technology Corporation, Albert E. Gosselin, Jr., Roy Peterson, Greg Edwards, Bombay Consortium, Inc., Howard Sperling, Assisted Care, Inc. As to Universal Detection, Plaintiffs alleged claims for: (1) Breach of Contract; (2) Fraud, (3) Negligent Misrepresentation; and (4) Conspiracy in relation to the sale of Dasibi Environmental Corp. Plaintiffs seek an unspecified amount of compensatory, general and punitive damages against all Defendants. On July 17, 2006, Universal Detection timely filed an Answer to the Complaint. Universal Detection strongly disputes and is vigorously defending against the allegations of the Complaint. Universal Detection has filed a Motion for Summary Judgment, or Alternative, Summary Adjudication of Claims. Trial was scheduled to commence on October 9, 2007. On September 5, 2007, a settlement and mutual release of all claims was signed between Plaintiffs and Universal Detection Technology Corporation. Plaintiffs and Defendant agreed to a dismissal of action and mutual release of claims. A dismissal has been filed.

c) On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


      percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of June 30 2008 and December 31, 2007, $56,757 and $68,757 was due under the agreement.

      d) On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014 plus interest at the legal rate and for costs of suit. UDT strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, discovery has commenced, and trial had been set for October 29, 2007. There was also a Motion for Summary Judgment set for September 11, 2007. The Summary Judgment was granted in NBGI's favor and Judgment has been entered.

From time to time, the Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.


NOTE 6- STOCKHOLDERS' EQUITY
During the six month period ended June 30, 2008, the Company issued an aggregate of 1,877,202 shares of common stock to employees for services rendered to the Company. The Company recorded the expense at the fair market value of the shares of $250,313.

During the six month period ended June 30, 2008, the Company issued 1,589,286shares of common stock as payment for consulting or other professional fees for an aggregate amount of $236,280.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


During the six month period ended June 30, 2008, the Company entered various agreements to convert $238,731 of indebtedness into 4,947,486 shares of common stock The fair market value of the stock on the date of agreement & issuance was $622,306. The Company recorded a loss on settlement of debt of $383,575.

During the six month period ended June 30, 2008, the Company cancelled an aggregate 18,854 shares of common stock. The holders of these shares have agreed with the cancellation for no consideration.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.


STOCK OPTION PLAN

On February 11, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 1,500,000 shares of its common stock for awards to be made under the Plan. 1,499,955 shares reserved under this plan have been issued.

On April 29, 2008, the Board of Directors adopted the 2008-2 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company initially reserved 1,650,000 shares of its common stock for awards to be made under the Plan. 1,634,270 of the shares reserved under this plan have been issued.

On July 1, 2008, the Board of Directors adopted the 2008-3 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company initially reserved 25,000,000 shares of its common stock for awards to be made under the Plan. 350,000 of the shares reserved under this plan have been issued.


Warrants:

There were no warrants granted during the six month period ended June 30, 2008.

      Common stock purchase options and warrants consisted of the following as of June 30, 2008

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008



                                                                              Aggregated
                                                                Exercise      Intrinsic
                                                   # shares      Price          Value
                                                  ----------------------------------------
OPTIONS:
Outstanding and exercisable, December 31, 2007     539,750     $2 to $66      $     --
      Granted                                           --                          --
      Exercised                                         --                          --
      Expired                                           --                          --
                                                               -----------    --------
Outstanding and exercisable, June 30, 2008         539,750     $2 to $66      $     --

WARRANTS:
Outstanding and exercisable, December 31, 2007      75,250     $20 to $140    $     --
      Granted                                           --                          --
      Exercised                                         --                          --
      Expired                                       (1,250)                         --
                                                                              --------
Outstanding and exercisable, June 30, 2008          74,000     $20 to $140    $     --


Options:

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the quarter ended September 30, 2006 includes compensation expense for all stock-based compensation awards vested during the quarter ended September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of SFAS 123-R, no expense has been recorded during the six month period ended June 30, 2008.

On March 28, 2007, the Company granted to Jacques Tizabi, its president and CEO, an option to purchase 500,000 shares of Common Stock at an exercise price of $2 per share, for a term of five years. The option is fully vested and immediately exercisable. The options were valued at $661,484 using the Black Scholes model for Options Valuation, with volatility of 174% and risk-free interest rate of 4.65%. The market price on the day of grant was $1.4. The Company recognized $661,484 as expense during the six month period ended June 30, 2007.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2008, the Company borrowed and aggregate of $6,100 in principal with interest rates of 12.5% and repaid $8,818 in principal payments under various promissory note agreements. No interest has been paid under these agreements.

During the three months ended March 31, 2008, the Company repaid $26,900 in principal payments under various promissory note agreements to its president and CEO. The CEO has elected to forgo interest payments on the notes due to the short-term payback period.


NOTE 8 - SUBSEQUENT EVENTS

During July and August 2008, the Company entered in various agreements to convert $43,145 of indebtedness into 2,327,604 shares of common stock. The shares were issued in July 2008.

On July 25, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation (the "Amendment") with the Secretary of State of the State of California after stockholders approved to effect a reverse stock split of the Common Stock of the Company in the ratio of two-hundred for one (200:1).

All stock issuances have been retroactively updated for the effect of 200-for-1 reverse split for the purposes of these notes for the financial statements.

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

OVERVIEW

We are engaged in the research, development, and marketing of bioterrorism detection devices, radiation detectors, counter terrorism training references, and anti-microbial products. In August 2002, we entered into a Technology Affiliates Agreement with NASA's Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bioterrorism detection equipment. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product named BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax.

Our management continues to gain expertise in anti-terrorism techniques and solutions. Through our partnership with Security Solutions International, we continue to provide training seminars on terrorism detection and response methods. The seminars are designed for security officials, building safety managers, and law enforcement personnel. Through partnerships with various third parties, we have commenced sales and marketing of bioterrorism hand held assays, radiation detection systems, anti-microbial products, surveillance cameras, and training references.

During the six months ended June 30, 2008 we spent an aggregate of $751,585 on selling, general and administrative expenses and marketing expenses. This amount represents a 66.3% decrease over the comparable year-ago period. The decrease is principally attributable to a reduction in compensation expenses.

Our working capital deficit at June 30, 2008, was $4,084,369. Our independent auditors' report, dated March 25, 2008 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2007. We require approximately $2.0 million to repay indebtedness in the next 12 months.

In 2007 we continued to diversify our activities. We plan to engage more in value added services to complement our bioterrorism detection technologies. We now supply our proprietary bacterial spore detection system (BSM-2000), bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, anti microbial products, surveillance cameras, radiation detection systems, and counter-terrorism training references.

We plan to continue expanding our product base and to sell our products to more users inside and outside the U.S. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful. We plan to seek and find third parties interested in collaborating on further research and development on BSM-2000. Such research shall be aimed at making BSM-2000 more user-friendly, developing a less complicated interface and software, and designing a lighter casing. The ideal third party collaborator would also assist us in marketing BSM-2000 more aggressively. There is no guarantee that any such collaborators will be found and, if found, that this strategy will be successful. The current version of BSM-2000 is fully functional and available for sale. To date, we have sold two units to the Government of the United Kingdom and we intend to develop a more wide-spread use for BSM-2000 through our planned collaborative research, development, sales, and marketing efforts.

On July 25, 2008, we effected a reverse stock split of our common stock. The reverse split was effected on a one-for-two hundred basis, resulting in 14,211,953 number of shares outstanding immediately following the stock split. All common stock numbers in this Current Report on Form 10-Q, reflect the implementation of the reverse split, although it was effected after the close of the second quarter.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

SIX MONTHS ENDED June 30, 2008 COMPARED TO THE SIX MONTHS ENDED June 30, 2007

REVENUE. Total revenue for the six months ended June 30, 2008 was $62,570, as compared to revenue of $5,825 for the same period in the prior fiscal year, an increase of $56,745. The increase is primarily due to the increase in sales of the Company's test kits and for new consulting engagements.

OPERATING EXPENSES. Total operating expenses for the six months ended June 30, 2008 were $766,652 representing a decrease of $1,471,073. Total selling, general and administrative expenses for the six months ended June 30, 2008 were $743,649 representing a decrease of $1,463,962 (66.3%) as compared to the same period in the prior fiscal year. These decreases are principally attributable to a reduction in compensation expenses.

OTHER INCOME/(EXPENSE). Other income (expense) amounted to ($511,120) for the six months ended June 30, 2008 as compared to ($87,138) for the corresponding quarter of the prior year. The change is principally related to loss recognized on stock issued for settlement of debt.

NET LOSS. Net loss for the six months ended June 30, 2008 was $1,233,407, as compared to a net loss of $2,322,042 for the same period in the period fiscal year, representing a decrease of $1,088,635. The primary reason of this decreased loss in the current year is due to the decrease in operating expenses as explained above.


LIQUIDITY AND CAPITAL RESOURCES

require approximately $2.0 million to repay debt and $400,000 to execute our business plan in the next twelve months. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that uses of our available capital during the next 12 months principally will be for:

      o administrative expenses, including salaries of officers and other employees we plan to hire;

      o     repayment of debt;

      o     sales and marketing;

      o     product testing and manufacturing; and

      o     expenses of professionals, including accountants and attorneys.


Our working capital deficit at June 30, 2008 was $4,084,369. Our independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at June 30, 2008. We require approximately $2.0 million to repay indebtedness including interest in the next 12 months. The following provides principal terms of our outstanding debt as of June 30, 2008:

      o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June
            24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of June 30, 2008, we have $430,932 accrued for including interest relating to this matter.

      o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2008, there was $161,000 principal amount (and $59,874 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

      o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2008, there was $71,500 principal amount (and $34,709 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of June 30, 2008 we owed $28,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.


      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on May 26, 2006 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $15,000 in principal and $6,094 in interest. We did not make our scheduled payment on May 26, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $14,975 due on August 31, 2006 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $3,432 in interest. We did not make our scheduled payment on August 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on August 21, 2006 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $10,000 in principal and $342 in interest. We did not make our scheduled payment on August 21, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on February 14, 2007 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $17,708 in interest. We did not make our scheduled payment on February 14, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on February 20, 2007 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $2,656 in interest. We did not make our scheduled payment on February 20, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on February 23, 2007 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $6,198in interest. We did not make our scheduled payment on February 23, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on March 15, 2007 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $3,438 in interest. We did not make our scheduled payment on March 15, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on March 20, 2007 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $8,594 in interest. We did not make our scheduled payment on March 20, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on April 5, 2007 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $8,333 in interest. We did not make our scheduled payment on April 5, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on April 13, 2007 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $4,688 in interest. We did not make our scheduled payment on April 13, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 1, 2007 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $8,750 in interest. We did not make our scheduled payment on November 1, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on December 7, 2007 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $4,063 in interest. We did not make our scheduled payment on December 7, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on January 11, 2008 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $4,800 in interest. We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on February 13, 2008 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $5,000 in interest. We did not make our scheduled payment on February 13, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on March 6, 2008 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $2,552 in interest. We did not make our scheduled payment on March 6, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on March 12, 2008 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $4,000 in interest. We did not make our scheduled payment on March 12, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on October 3, 2008 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $2,083 in interest.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on April 11, 2008 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $3,333 in interest. We did not make our scheduled payment on April 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on May 30, 2008 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $4,375 in interest. We did not make our scheduled payment on May 30, 2008. We have verbally extended the unpaid note and the due date and other terms are being negotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on November 2, 2008 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $2,188 in interest.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on January 11, 2008 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $1,250 in interest. We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on July 8, 2008 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $1,250 in interest. We did not make our scheduled payment on July 8, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on August 4, 2008 with an interest rate of 12% per annum. As of June 30, 2008 we owed $750 in interest. We did not make our scheduled payment on August 4, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on August 11, 2008 with an interest rate of 12% per annum. As of June 30, 2008 we owed $850 in interest. We did not make our scheduled payment on August 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on August 13, 2008 with an interest rate of 12% per annum. As of June 30, 2008 we owed $900 in interest.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 27, 2008 with an interest rate of 12% per annum. As of June 30, 2008 we owed $1,200 in interest.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on August 28, 2008 with an interest rate of 12% per annum. As of June 30, 2008 we owed $520 in interest.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on September 6, 2008 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $515 in interest.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on April 2, 2009 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $625 in interest.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $19,000 due on April 2, 2009 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $594 in interest.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on May 2, 2009 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $625 in interest.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on May 6, 2009 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $729 in interest.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on June 13, 2009 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $521 in interest.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on December 24,, 2008 with an interest rate of 12.5% per annum. As of June 30, 2008 we owed $0 in interest.

      o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $44,256 due on October 17, 2008 with an interest rate of 16.75% per annum. As of June 30, 2008 we owed $9,533 in Principal amount on this note.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. Since June 2008 we have converted $43,000 of debt to 2,327,604 shares of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "Agreement"). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. As of June 30, 2008, we have accrued $430,933 for this settlement including principal and interest.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of June 30, 2008, $56,757 was due under the agreement.

On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014.34 plus interest at the legal rate and for costs of suit. There is also a Motion for Summary Judgment set for September 11, 2007. The Summary Judgment was granted in NBGI's favor and Judgment has been entered.

ITEM 1A. RISK FACTORS.

Not Applicable


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


During the second quarter of 2008, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

      o During the three months ended June 30,2 008, we issued 3,083,250 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $331,073.

      o During July and August 2008, we issued 2,327,604 shares of common stock to various note holders to convert outstanding debt obligations valued at approximately $43,146.



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

      o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2008, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of June 30, 2008 we owed $59,874 in interest on this note.

      o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2008 there was $ 71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of June 30, 2008 we owed $34,709 in interest on this note.

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

3.5 Certificate of Determination of Preferences of Preferred Shares.

3.6 Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.4 of the Company's Form 8-K, filed on July 25, 2008)

4.1 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Form S-8 Registration Statement, filed on February 11, 2008).

4.2 2008 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 of the Company's Form S-8 Registration Statement, filed on April 23, 2008).

4.3 2008 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 of the Company's Form S-8 Registration Statement, filed on July 11, 2008).

10.1 Form of Debt Conversion Agreement.*

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 2008                      UNIVERSAL DETECTION TECHNOLOGY



                                            /S/ JACQUES TIZABI
                                            ---------------------------------
                                            Jacques Tizabi,
                                            President, Chief Executive Officer
                                            (Principal Executive
                                            Officer), Principal Accounting
                                            Officer, and Acting Chief
                                            Financial Officer (Acting Principal
                                            Financial Officer)