Form 10-Q
period 2008-09-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2008-11-18
CIK 763950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2008

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                         UNIVERSAL DETECTION TECHNOLOGY
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                CALIFORNIA                             95-2746949
     ----------------------------------          ---------------------
       (State or other jurisdiction              (I.R.S. Employer
     of incorporation or organization)           Identification No.)


       9595 WILSHIRE BLVD., SUITE 700y,.l
          BEVERLY HILLS, CALIFORNIA                       90212
----------------------------------------------------- -------------
  (Address of principal executive offices)              (Zip Code)


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

Large accelerated filer |_|                Acceleratedfiler |_|
Non-accelerated filer   |_|                Smaller reporting company |X|

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Number of shares outstanding as of November 11, 2008: 26,584,987 common shares.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]


                                                 FORM 10-Q

                                                   INDEX

                                                                                                    PAGE NO.
                                                                                                   ----------
PART I.     FINANCIAL INFORMATION

            Item 1.             Condensed Consolidated Financial Statements (unaudited)..................

                                Notes to Condensed Consolidated Financial Statements.....................

            Item 2.             Management's Discussion and Analysis of Financial Condition
                                and Results of Operations................................................

            Item 3.             Quantitative and Qualitative Disclosures About Market Risk...............

            Item 4T.            Controls and Procedures..................................................

PART II.    OTHER INFORMATION

            Item 1.             Legal Proceedings........................................................

            Item 1A             Risk Factors.............................................................

            Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds..............

            Item 3.             Defaults Upon Senior Securities..........................................

            Item 4.             Submission of Matters to a Vote of Security Holders......................

            Item 5.             Other Information........................................................

            Item 6.             Exhibits.................................................................

SIGNATURES...............................................................................................

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30, 2008  DECEMBER 31, 2007
                                                                              (UNAUDITED)        (AUDITED)
                                 ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                    $      1,499      $      9,555
Restricted cash                                                                    10,307            10,209
Accounts Receivable,net                                                             1,427             4,282
Deposits                                                                           10,226            10,226
Prepaid expenses                                                                       --             10,827
                                                                             ------------      ------------

Total current assets                                                               23,459            45,099

Equipment, net                                                                     39,128            57,673
Patent, net                                                                        85,359            89,413
                                                                             ------------      ------------

Total assets                                                                 $    147,946      $    192,185
                                                                             ============      ============


             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade                                                      $    962,588      $  1,000,478
Accrued liabilities                                                               544,117           519,382
Accrued payroll - officers                                                        729,292           522,573
Notes payable - related party                                                       6,520            72,543
Notes payable                                                                   1,581,160         1,385,760
Accrued interest expense                                                          607,733           514,773
                                                                             ------------      ------------

Total current liabilities                                                       4,431,410         4,015,509

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 20,000,000,000 shares authorized, 19,181,387 shares issued and outstanding in September 30, 2008
    4,178,479 shares issued and outstanding in December 31, 2008               28,614,869        27,195,242
Additional paid-in-capital                                                      5,313,089         5,313,089
Accumulated deficit                                                           (38,211,422)      (36,331,655)
                                                                             ------------      ------------

Total stockholders' deficit                                                    (4,283,464)       (3,823,324)
                                                                             ------------      ------------

Total liabilities and stockholders' deficit                                  $    147,946      $    192,185
                                                                             ============      ============


              See accompanying notes to unaudited consolidated financial statements.





                     UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


                                                             2008               2007
                                                         ------------      ------------

REVENUE, NET                                             $    108,230      $      6,483
COST OF GOODS SOLD                                             76,560             5,283
                                                         ------------      ------------

GROSS PROFIT                                                   31,670             1,200
                                                         ------------      ------------

OPERATING EXPENSES:
Selling, general and administrative                         1,183,223         2,406,157
Marketing                                                      24,974            20,423
Research and development                                           --             9,632
Depreciation and amortization                                  22,599            18,545
                                                         ------------      ------------

Total expenses                                              1,230,796         2,454,757
                                                         ------------      ------------

LOSS FROM OPERATIONS                                       (1,199,126)       (2,453,557)

OTHER INCOME (EXPENSE):
Interest income                                                   105             1,551
Interest expense                                             (142,367)         (136,722)
Penalties                                                         (10)               --
Loss on settlement of debt                                   (538,370)          (37,962)
                                                         ------------      ------------

Total other expenses                                         (680,642)         (173,133)
                                                         ------------      ------------

NET LOSS                                                 $ (1,879,768)     $ (2,626,690)
                                                         ============      ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:         $     (0.174)     $     (1.249)
                                                         ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       10,808,354         2,103,223
                                                         ============      ============

        Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

         See accompanying notes to unaudited consolidated financial statements.





                     UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


                                                             2008              2007
                                                         ------------      -------------

REVENUE, NET                                             $     45,660      $        658
COST OF GOODS SOLD                                             58,355             2,444
                                                         ------------      ------------

GROSS PROFIT                                                  (12,695)           (1,786)
                                                         ------------      ------------

OPERATING EXPENSES:
Selling, general and administrative                           439,574           207,012
Marketing                                                      17,038             3,673
Depreciation and amortization                                   7,533             6,182
                                                         ------------      ------------

Total expenses                                                464,144           216,867
                                                         ------------      ------------

LOSS FROM OPERATIONS                                         (476,839)         (218,653)

OTHER INCOME (EXPENSE):
Interest income                                                     3               815
Interest expense                                              (51,730)          (48,849)
Loss on settlement of debt                                   (117,795)          (37,962)
                                                         ------------      ------------

Total other expenses                                         (169,523)          (85,996)
                                                         ------------      ------------

NET LOSS                                                 $   (646,361)     $   (304,649)
                                                         ============      ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:         $     (0.040)     $      (0.12)
                                                         ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       16,319,224         2,522,504
                                                         ============      ============

      Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

         See accompanying notes to unaudited consolidated financial statements.




                     UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

                                                                          2008            2007
                                                                       -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(1,879,768)     $(2,626,690)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services                                                 570,274        1,504,140
Loss on settlement of debt                                                 538,370           37,962
Depreciation and amortization                                               22,599           18,545
Changes in operating assets and liabilities:
Accounts receivable                                                          2,855           (3,858)
Prepaid expenses                                                            10,827           27,748
Accounts payable and accrued liabilities                                   334,418          495,563
                                                                       -----------      -----------

Net cash used in operating activities                                     (400,426)        (546,590)
                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in restricted cash                                         (98)          52,155
                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                                  --               --
Proceeds from sale of common stock                                              --           21,000
Proceeds from notes payable-related party                                   12,350           12,343
Proceeds from notes payable                                                501,500          515,000
Payments on notes payable - related party                                  (78,373)              --
Payments on notes payable                                                  (43,009)         (68,449)
                                                                       -----------      -----------

Net cash provided by  financing activities                                 392,468          479,894
                                                                       -----------      -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (8,056)         (14,541)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               9,555           18,113
                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     1,499      $     3,572
                                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax                                                             $        --      $        --
                                                                       ===========      ===========
Interest Paid                                                          $     1,516      $    37,383
                                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt & payment of accrued interest     $   812,353      $   136,000
                                                                       ===========      ===========
Compensation contribution                                              $        --      $   550,000
                                                                       ===========      ===========

              See accompanying notes to unaudited consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Detection Technology and Subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK SPLIT

On July 25, 2008, the Company effected a reverse stock split of their common stock. The reverse split was effected on a one-for-two hundred basis, resulting in 14,211,953 shares outstanding immediately following the stock split. All common stock numbers in this Current Report on Form 10-Q, have been retroactively restated for the effect of the reverse split.

GOING CONCERN

As of September 30, 2008, the Company had a working capital deficit of $4,407,951 and an accumulated deficit of $38,211,422. The Company incurred a net loss of $1,879,768 for the nine month period ended September 30, 2008. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is currently devoting its effort to raising capital, and to the development, field-testing and marketing of its counter-terrorism products and services including its bioterrorism detection device, known as BSM-2000, and to the expansion of its product line into other counterterrorism products and services in related fields including threat evaluation services, security and surveillance cameras, safety videos, and kits for rapid detection of up to five agents. During the first nine months of 2008, the Company sold detection kits

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008



under various purchase agreements and had consulting revenue for $108,230. The Company cancelled sales of $600 related to products that were not accepted by Israeli customs and were subsequently returned to the Company.

The Company continues to try and pursue sales leads for direct sale of BSM-2000 and also is seeking to establish relationships with resellers who can assist in selling BSM-2000, Company's bioterrorism detection kits, surveillance cameras, training material, and radiological detectors. The Company also plans to seek and find third parties interested in collaborating on further research and development on BSM-2000. Such research shall be aimed at making BSM-2000 more user-friendly, developing a less complicated interface and software, designing a lighter casing, and some cosmetics. The ideal third party collaborator would also assist us in marketing BSM-2000 more aggressively. There is no guarantee that any such collaborators will be found and, if found, that this strategy will be successful. The current version of BSM-2000 is fully functional and available for sale. To date, the Company has sold three units to the Government of the United Kingdom and intends to develop a more wide-spread use for BSM-2000 through their planned collaborative research, development, sales, and marketing efforts.


During the nine months ended September 30, 2008, the Company entered into various agreements to sell 8,735,090 shares of its common stock to a third party in order to convert their debt to the respective parties. The value of the stock issued in consideration for the debt conversion was $812,353.

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

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 (Revised 2004), SHARE BASED PAYMENT ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


COMPENSATION, for all share-based payments granted prior to and not yet vested as of January 1, 2006, and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and allowed under the original provisions of SFAS No.
123. The Company recognized $-0- and $661,484 in share-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively.

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


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

In May of 2008, FSAB issued SFASB No.162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES." The pronouncement mandates that the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB no. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS," - an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

NOTE 3 - PATENTS

As of September 30, 2008 and December 31, 2007, the patent value is as follows:

                        September 30, 2008    December 31, 2007
                            (Unaudited)          (Audited)

Patent Costs                 $ 117,341           $ 117,341
Accumulated Amortization       (31,982)            (27,928)
                             ---------           ---------
Patent, Net                  $  85,359           $  89,413

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


Total amortization expense was $4,054 and $-0- for the nine months ended September 30, 2008 and 2007 respectively.

NOTE 4 - NOTES PAYABLE
During the nine month period ended September 30, 2008, the Company borrowed an aggregate of $501,500 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.0% to 13.0% per annum, and are due on or before August 28, 2009. No principal or interest payments have been made on these notes.

As of September 30, 2008 and December 31, 2007, the Company had total notes payable of $1,581,160 and $1,385,760 respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company was involved in the following litigation matters:

a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

     On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "AGREEMENT"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. As of September 30, 2008 and December 31, 2007, the Company has accrued $443,769 and $405,259 respectively for this settlement including principal and interest.

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


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

     c) On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of September 30, 2008 and December 31, 2007, $56,767 and $68,757 respectively was due under the agreement.

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

NOTE 6- STOCKHOLDERS' EQUITY

During the nine month period ended September 30, 2008, the Company issued an aggregate of 3,577,202 shares of common stock to employees for services rendered to the Company. The Company recorded the expense at the fair market value of the shares of $344,434.

During the nine month period ended September 30, 2008, the Company issued 2,680,432 shares of common stock as payment for consulting or other professional fees for an aggregate amount of $262,840.

During the nine month period ended September 30, 2008, the Company entered various agreements to convert $310,983 of indebtedness into 8,735,090 shares of common stock The fair market value of the stock on the date of agreement and issuance was $812,353. The Company recorded a loss on settlement of debt of 501,370.

During the nine month period ended September 30, 2008, the Company cancelled an aggregate 18,854 shares of common stock. The holders of these shares have agreed with the cancellation for no consideration.

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

On July 1, 2008, the Board of Directors adopted the 2008-3 Equity Incentive Plan (the"Plan"). The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees,

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company initially reserved 2,500,000 shares of its common stock for awards to be made under the Plan. 2,500,000 of the shares reserved under this plan have been issued.

On September 2, 2008 the Board of Directors adopted the 2008-4 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs). Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service provides, provided that such services are no it connection with the offer and sale of securities in a capital raising transactions. The company initially reserved 3,800,000 shares of its common stock for awards to be made under the Plan. No shares have yet been issued.

Warrants:

There were no warrants granted during the nine month period ended September 30, 2008.

Common stock purchase options and warrants consisted of the following as of September 30, 2008.


                                                                                 Aggregated
                                                                 Exercise        Intrinsic
                                                   # shares        Price           Value
                                                   ----------------------------------------
OPTIONS:
Outstanding and exercisable, December 31, 2007      539,750      $2 to $66       $     --
     Granted                                             --                            --
     Exercised                                           --                            --
     Expired                                             --                            --
                                                    -------                      --------
Outstanding and exercisable, June 30, 2008          539,750      $2 to $66       $     --

WARRANTS:
Outstanding and exercisable, December 31, 2007       75,250      $20 to $140     $     --
     Granted                                             --                            --
     Exercised                                           --                            --
     Expired                                        (19,250)                           --
                                                    -------                      --------
Outstanding and exercisable, June 30, 2008           56,000      $20 to $140     $     --

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


Options:

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations (APB No. 25).

The Company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the quarter ended September 30, 2006 includes compensation expense for all stock-based compensation awards vested during the quarter ended September 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of SFAS 123-R, no expense has been recorded during the nine month period ended September 30, 2008.

On March 28, 2007, the Company granted to Jacques Tizabi, its president and CEO, an option to purchase 500,000 shares of Common Stock at an exercise price of $2 per share, for a term of five years. The option is fully vested and immediately exercisable. The options were valued at $661,484 using the Black Scholes model for Options Valuation, with volatility of 174% and risk-free interest rate of 4.65%. The market price on the day of grant was $1.40. The Company recognized $661,484 as expense during the nine month period ended September 30, 2008.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2008, the Company borrowed an aggregate of $1,800 in principal with interest rates of 12.5% and repaid $39,237 in principal payments under various promissory note agreements. No interest has been paid under these agreements

During the three months ended June 30, 2008, the Company borrowed an aggregate of $6,100 in principal with interest rates of 12.5% and repaid $8,818 in

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


principal payments under various promissory note agreements. No interest has been paid under these agreements.

During the three months ended March 31, 2008, the Company repaid $26,900 in principal payments under various promissory note agreements to its president and CEO. The CEO has elected to forgo interest payments on the notes due to the short-term payback period.

NOTE 8 - SUBSEQUENT EVENTS

During November 2008, the Company issued an aggregate of 3,800,000 shares of common stock to three employees for services rendered valued at approximately $45,600.

During October 2008, the Company borrowed an aggregate of $25,000 from third parties under three promissory notes. The notes carry interest at 12.5%. The notes are due on or before October 09, 2009.

During October 2008, the Company entered in various agreements to convert $43,804 of indebtedness into 3,253,600 shares of common stock. The shares were issued in October 2008.

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

During the nine months ended September 30, 2008 we spent an aggregate of $1,183,223 on selling, general and administrative expenses, research and development expenses and marketing expenses. This amount represents a 50.8% decrease over the comparable year-ago period. The decrease is principally attributable to a reduction in compensation expenses.

Our working capital deficit at September 30, 2008, was $4,407,951. Our independent auditors' report, dated March 25, 2008 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2007. We require approximately $2.1 million to repay indebtedness in the next 12 months.

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

We plan to continue expanding our product base and to sell our products to more users inside and outside the U.S. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful. We plan to seek and find third parties interested in collaborating on further research and development on BSM-2000. Such research shall be aimed at making BSM-2000 more user-friendly, developing a less complicated interface and software, and designing a lighter casing. The ideal third party collaborator would also assist us in marketing BSM-2000 more aggressively. There is no guarantee that any such collaborators will be found and, if found, that this strategy will be successful. The current version of BSM-2000 is functional and available for sale. To date, we have sold two units to the Government of the United Kingdom and we intend to develop a more wide-spread use for BSM-2000 through our planned collaborative research, development, sales, and marketing efforts.

On July 25, 2008, we effected a reverse stock split of our common stock. The reverse split was effected on a one-for-200 basis, resulting in 14,211,953 number of shares outstanding immediately following the stock split. All common stock numbers in this Current Report on Form 10-Q, reflect the implementation of the reverse split.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

NINE MONTHS ENDED September 30, 2008 COMPARED TO THE NINE MONTHS ENDED September 30, 2007

REVENUE. Total revenue for the nine months ended September 30, 2008 was $108,230, as compared to revenue of $6,483 for the same period in the prior fiscal year, an increase of $101,747. The increase is primarily due to the increase in sales of the Company's test kits and for new consulting engagements. The Company cancelled sales of $600 related to products that were not accepted by Israeli customs and were subsequently returned to the Company.

OPERATING EXPENSES. Total operating expenses for the nine months ended September 30, 2008 were $1,230,796 representing a decrease of $1,223,961. Total selling, general and administrative expenses for the nine months ended September 30, 2008 were $1,183,223 representing a decrease of $1,222,934 (50.8%) as compared to the

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008


same period in the prior fiscal year. These decreases are principally attributable to a reduction in compensation expenses.

OTHER INCOME(EXPENSE). Other income (expense) amounted to ($680,642) for the nine months ended September 30, 2008 as compared to ($173,133) for the corresponding period of the prior year. The change is principally related to loss recognized on stock issued for settlement of debt.

NET LOSS. Net loss for the nine months ended September 30, 2008 was $1,879,768, as compared to a net loss of $2,626,690 for the same period in the prior fiscal year, representing a decrease of $746,922. The primary reason of this decreased loss in the current year is due to the decrease in operating expenses as explained above.


LIQUITY AND CAPITAL RESOURCES

We require approximately $2.1 million to repay debt and $400,000 to execute our business plan in the next twelve months. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that uses of our available capital during the next 12 months principally will be for:

         o administrative expenses, including salaries of officers and other employees we plan to hire;

         o        repayment of debt;

         o        sales and marketing;

         o        product testing and manufacturing; and

         o expenses of professionals, including accountants and attorneys.


Our working capital deficit at September 30, 2008 was $4,283,464. Our independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at September 30, 2008. We require approximately $2.0 million to repay indebtedness including interest in the next 12 months. The following provides principal terms of our outstanding debt as of September 30, 2008:

o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24,
         2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of September 30, 2008, we have $443,769 accrued for including interest relating to this matter.

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2008, there was $161,000 principal amount (and $63,501 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2008, there was $71,500 principal amount (and $34,709 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of September 30, 2008 we owed $31,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $14,975 due on August 31, 2006 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $3,900 in interest. We did not make our scheduled payment on August 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on August 21, 2006 with an interest rate of 12.5% per annum. As of September 30, 2008, we paid off the remaining principal, and we owed $342 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on February 14, 2007 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $90,000 in principal and $9,375 in interest. We did not make our scheduled payment on February 14, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on February 20, 2007 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $4,500 in principal and $3,125 in interest. We did not make our scheduled payment on February 20, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on February 23, 2007 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $25,000 in principal and $7,291 in interest. We did not make our scheduled payment on February 23, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on March 15, 2007 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $10,800 in principal and $4,063 in interest. We did not make our scheduled payment on March 15, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on March 20, 2007 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $10,156 in interest. We did not make our scheduled payment on March 20, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on April 5, 2007 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $9,896 in interest. We did not make our scheduled payment on April 5, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on April 13, 2007 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $5,625 in interest. We did not make our scheduled payment on April 13, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 1, 2007 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $10,625 in interest. We did not make our scheduled payment on November 1, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on December 7, 2007 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $5,000 in interest. We did not make our scheduled payment on December 7, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on January 11, 2008 with an interest rate of 12% per annum. As of September 30, 2008 we owed $5,700 in interest. We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on February 13, 2008 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $5,938 in interest. We did not make our scheduled payment on February 13, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on March 6, 2008 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $3,333 in interest. We did not make our scheduled payment on March 6, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on March 12, 2008 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $5,250 in interest. We did not make our scheduled payment on March 12, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on October 3, 2008 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $2,865 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on April 11, 2008 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $4,583 in interest. We did not make our scheduled payment on April 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on May 30, 2008 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $6,250 in interest. We did not make our scheduled payment on May 30, 2008. We have verbally extended the unpaid note and the due date and other terms are being negotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on November 2, 2008 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $3,125 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on January 11, 2008 with an interest rate of 12.5% per annum. As of September 30, 2008 we paid off the remaining principal balance, and we owed $1,250 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on July 8, 2008 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $1,875 in interest. We did not make our scheduled payment on July 8, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on August 4, 2008 with an interest rate of 12% per annum. As of September 30, 2008 we owed $1,200 in interest. We did not make our scheduled payment on August 4, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on August 11, 2008 with an interest rate of 12% per annum. As of September 30, 2008 we owed $1,360 in interest. We did not make our scheduled payment on August 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on August 13, 2008 with an interest rate of 12% per annum. As of September 30, 2008 we owed $1,500 in interest. We did not make our scheduled payment on August 13, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 27, 2008 with an interest rate of 12% per annum. As of September 30, 2008 we owed $2,100 in interest. We did not make our scheduled payment on August 27, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on August 28, 2008 with an interest rate of 12% per annum. As of September 30, 2008 we owed $910 in interest. We did not make our scheduled payment on August 28, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on September 6, 2008 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $922 in interest. We did not make our scheduled payment on September 6, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on April 2, 2009 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $1,250 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $19,000 due on April 2, 2009 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $1,188 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on May 2, 2009 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $1,563 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on May 6, 2009 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $1,823 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on June 13, 2009 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $2,083 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on December 24, 2008 with an interest rate of 12.5% per annum. As of September 30, 2008 we owed $1,250 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on January 15, 2009 with an interest rate of 12.0% per annum. As of September 30, 2008 we owed $875 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on July 17, 2009 with an interest rate of 13.0% per annum. As of September 30, 2008 we owed $406 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $34,000 due on July 22, 2009 with an interest rate of 12.0% per annum. As of September 30, 2008 we owed $680 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on August 5, 2009 with an interest rate of 10.0% per annum. As of September 30, 2008 we owed $283 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,500 due on August 27, 2009 with an interest rate of 12.0% per annum. As of September 30, 2008 we owed $235 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $55,000 due on August 28, 2009 with an interest rate of 12.0% per annum. As of September 30, 2008 we owed $550 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $44,256 due on October 17, 2008 with an interest rate of 16.75% per annum. As of September 30, 2008 we owed $4,415 in principal amount on this note.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. Since September 2008 we have converted $33,804 of debt to 2,253,600 shares of common stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is not (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ADDITIONAL DISCLOSURE CONCERNING CONTROLS AND PROCEDURES.

We currently believe that the Company has material weaknesses in its disclosure controls and procedures. We will continue to work in the coming weeks and months to address such weaknesses. We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to make changes in our internal control and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) could be significant and still we may not achieve significant improvements in our internal controls and procedures. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the accuracy and timeliness of the filing of our annual and periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "Agreement"). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. As of September 30, 2008, we have accrued $443,769 for this settlement including principal and interest.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of September 30, 2008, $56,767 was due under the agreement.

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

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter of 2008, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

         o During the three months ended September 30, 2008, we issued 3,787,605 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $190,047.

         o During October 2008, we issued 2,253,600 shares of common stock to various note holders to covert outstanding debt obligations valued at approximately $67,608.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted upon the following senior securities

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

         o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2008, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of September 30, 2008 we owed $63,501 in interest on this note.

         o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2008 there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of September 30, 2008 we owed $34,709 in interest on this note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM  5. OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS.

EXHIBIT LIST

EXHIBIT NUMBER       DESCRIPTION


10.1                 Form of Note Conversion Agreeent

Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit              32 Certification Pursuant to 18 U.S.C.
                     Section 1350, As Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of
                     2002, filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 18, 2008                    UNIVERSAL DETECTION TECHNOLOGY



                                            /s/ Jacques Tizabi
                                            ----------------------------
                                            Jacques Tizabi,
                                            President, Chief Executive Officer
                                            (Principal Executive Officer), and
                                             Acting Chief Financial Officer
                                            (Acting Principal Financial Officer)