Form 10-K
period 2008-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2009-04-16
CIK 763950

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the fiscal year ended: DECEMBER 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the transition period from: ___ to ____

                         Commission File Number 0-14266

                         UNIVERSAL DETECTION TECHNOLOGY
                 (Name of Small Business Issuer in Its Charter)

------------------------------------------- ------------------------------------
               CALIFORNIA                                95-2746949
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)
------------------------------------------- ------------------------------------
     9595 WILSHIRE BLVD., SUITE 700                       90212
       BEVERLY HILLS, CALIFORNIA                       (Zip Code)
 (Address of principal executive offices)
------------------------------------------- ------------------------------------

                    Issuer's telephone number: (310) 248-3655

      Securities registered under Section 12(b) of the Exchange Act: None.
         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, no par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

State issuer's revenues for its most recent fiscal year: $109,649.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $389,500 as of April 15, 2009.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 95,695,053 common shares, no par value, outstanding as of April 15, 2009.

Documents Incorporated By Reference:  None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No |X|

                                     PART 1

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

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

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

Universal Detection Technology (the "Company" or "We") is engaged in the research and development of bioterrorism detection devices. We were incorporated on December 24, 1971, under the laws of California. Our core business for over twenty years was the design, manufacture, marketing and sale of automated continuous air monitoring instruments used to detect and measure various types of air pollution, such as acid rain, ozone depletion and smog episodes. We also supplied computer-controlled calibration systems that verified the accuracy of our instruments, data loggers to collect and manage pollutant information, and our reporting software for remote centralized applications. In September 2001, we retained a new management team. At that same time, the members of the Board of Directors resigned and new members were appointed. In the first quarter of 2002, management recommended to the Board, and the Board approved, a change to our strategic direction. In March 2002, we sold our sole operating subsidiary and reconfigured one of our existing air monitoring instruments in order to develop the Anthrax Detector, later renamed BSM-2000. In 2006 we expanded our business activities and included new products and services that would compliment our core counter bioterrorism expertise. These products and services include anthrax detection kits, first responder training courses and reference videos, radiation detection systems, and research & development.

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

Our management continues to gain expertise in anti-terrorism techniques and solutions. Through our partnership with Security Solutions International, we have begun providing training seminars on terrorism detection and response methods. The seminars are designed for security officials, building safety managers, and law enforcement personnel. Through partnerships with various third parties, we have commenced sales and marketing of bioterrorism detection kits, radiation detection systems, surveillance cameras, and training references. In 2008 we stopped marketing anti-microbial chemicals and products used for cleaning surfaces of antibiotic resistant bacteria such as MRSA. We had supplied such products in the past by partnering with third party suppliers and have terminated such partnerships due to various reasons including lack of marketability of some such products.

In 2008 we have realized revenues of $109,649 from sales. We have incurred losses for the fiscal years ended December 31, 2008 and 2007 in the approximate amounts of $2.3 and $3.6 million, respectively, and have an accumulated deficit of $38.6 million as of December 31, 2008. At December 31, 2008, we were in default on certain debt obligations totaling approximately $311,000, in addition to accumulated interest of approximately $463,000. We require approximately $1.6 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. However, during the past 12 months, management spent the substantial majority of its time on sales and marketing of Company's products and services in target markets. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a fair price. We actively continue to pursue additional equity or debt financing, but cannot provide any assurances that it will be successful. If we are unable to pay our debts as they becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives.

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

Starting in 2006, we followed a diversification strategy pursuant to which we have added various other services to our BSM-2000, biological detection system. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, training courses, and event security to our services. We have also started sales and marketing of security and counter-terrorism products including bioterrorism detection kits, surveillance cameras, radiation detection systems, and training references. Some of our products and services have not been sold to date and there is no guarantee that any of them will be demanded and sold in the market in the future. In 2008 we stopped marketing anti-microbial chemicals and products used for cleaning surfaces of antibiotic resistant bacteria such as MRSA. We had supplied such products in the past by partnering with third party suppliers and have terminated such partnerships due to various reasons including lack of marketability of some such products.

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

Our list price for BSM-2000 is $109,000. The manufacturing of BSM-2000 is outsourced to Original Equipment Manufacturers (OEM). We do not have any in-house manufacturing capabilities and do not intend to develop any until we reach high volumes of sales for BSM-2000 that would justify such facilities. To date we have used services of two OEMs for manufacturing of our units. We may decide to use services of other manufacturers in the future.

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

Universal Detection Technology has also situated itself to provide various counter-terrorism products services that can be complimentary to BSM-2000. These products and services include rapid anthrax detection handheld assays, training courses for first responders, event security, threat evaluation & consulting, radiation detection systems, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations. The Company's bioterrorism detection kits can be used by emergency personnel to determine whether a suspicious substance is actually anthrax, botulinum toxin, ricin toxin, plague, or SEBs. So far the company has sold these kits to both the US Army and private customers. In 2007 the Company sold its bioterrorism detection kits to the Washington DC, Fire and Safety Management and other users. In 2008 we stopped marketing anti-microbial chemicals and products used for cleaning surfaces of antibiotic resistant bacteria such as MRSA. We had supplied such products in the past by partnering with third party suppliers and have terminated such partnerships due to various reasons including lack of marketability of some such products.

COMPANY PRODUCTS

The Company has situated itself to serve as a provider of counter terrorism products, consulting, and solutions with a focus on bioterrorism detection. The Company's flagship product is an automated real-time bacterial spore detector, called BSM-2000, used for detection of abnormal levels of airborne endospores such as anthrax. In 2007, we expanded our product base to include small anthrax detection test kits, newer kits capable of detecting up to five bioterrorism agents, radiation detection systems, surveillance cameras, and training material and references DVDs.

Our BSM-2000 consists of the following four components:

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

MARKETING AND SALES

Our sales and marketing plan includes strategic partnership agreements and retention of our in-house staff and outside consultants. The Company has retained the services of consultants to market BSM-2000 in the United States and internationally. In 2008 we continued to work closely with our international distributors to market our automatic detection systems to government and private entities outside of the U.S.

In the United States, we plan to continue presenting our technology at industry events and trade shows. We also retain domestic distributors and consultants to arrange meetings with and presentations to building owners and operators, government officials in charge of decisions for safety and security of government and private venues and buildings, homeland security officials, and security companies. The United States Army, Washington DC Fire and Safety Management, and the Burbank Police Department have all purchased our detection test kits and we plan to try and sell more in 2009.

In 2008 we continued to aggressively use the internet for spreading the word about Universal Detection Technology and its products and services to the public. This strategy includes creation of an interactive and informational presence through our website and use of various third parties to bring traffic to our website. We have been successful in generating interest and traffic in Universal Detection and its services. We intend to do more internet marketing and search engine optimization activities in 2009.

We also plan to develop brand recognition for our company and for our product through attendance at national and international defense related exhibitions, use of print and video promotional materials, and by granting interviews to national and international news media.

MANUFACTURING

Currently, we do not have any manufacturing capabilities. In the past we have used two third-party contractors, Met One Instruments and Horiba Jobin Yvon, regarding the manufacturing of our BSM-2000. Met One and Horiba Jobin Yvon have each manufactured three units for us to date. We have no agreements and are not obligated to continue to work with any of our Original Equipment Manufacturers
(OEM). As such, we may choose to work with other OEMs in the future.

RESEARCH AND DEVELOPMENT

Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product which initially we referred to as the Anthrax Smoke Detector, and which we renamed BSM-2000 on April 21, 2005. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device operates to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax. Under our agreement with JPL, we paid it approximately $250,000 for its services and we received an option to license all technology developed under the Technology Affiliates Agreement from Caltech. On September 30, 2003, we exercised our option and Caltech granted to us a worldwide exclusive license to the patent rights referenced in the Technology Affiliates Agreement and a worldwide nonexclusive license to rights in related proprietary technology. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2006, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. We are in default of the August 1, 2008 annual royalty of $10,000. Pursuant to the terms of the license, we must pay four percent royalties on product sales in countries where a patent is issued and two percent royalties on product sales in countries where a patent is not issued, as well as 35 percent of net revenues received from sub-licensees. According to our license agreement with Caltech, Caltech shall have the right to terminate our license agreement and the rights and licenses granted to us if we fail to make any payment due including patent expense or minimum annual royalties for a period of fifteen days after receiving a second written notice from Caltech specifying our failure. To date we have not received any notices from Caltech with regards to our August 1, 2008 minimum annual royalty due of $10,000 and we are in negotiations on new payment terms. Furthermore, we reached an agreement with Caltech with regards to the payment of patent fees. This agreement is signed in the form of a second amendment to our license agreement with Caltech. Accordingly, we have agreed that we owe the amount of $86,318.48 for patent costs incurred by Caltech prior to December 1, 2006 and that this amount shall be paid to Caltech in ten monthly installments of $8,631.85. To date, we are not up to date with the monthly installments called for in the second amendment to our license agreement with Caltech. We are in negotiations with Caltech on new payment terms.

We spent $-0- and $19,000 research and development for the years ended December 31, 2008 and 2007, respectively. We also spent an aggregate of 262,125 on research and development for the years ended December 31, 2003 to December 31, 2006. We paid the substantial majority of these amounts ($169,000 in fiscal
2003) to JPL under the Technology Affiliates Agreement.

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

EMPLOYEES

As of December 31, 2008, we had a total of five employees. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

SCIENTIFIC ADVISORY BOARD

We are building a Scientific Advisory Board and to date have assembled two scientific advisors with demonstrated expertise in fields related to molecular, chemical and medical pharmacology and hepatic science. Some of these advisors are members of our Board of Directors. The role of our Scientific Advisory Board principally is to meet periodically with our Chief Executive Officer and certain of our consultants and members of JPL to discuss our present and long-term research and development activities, provide input and evaluation of our overall product line, assist and consult on our strategic direction, and introduce us to business relationships, industry contacts, and other strategic relationships that may be of value to us. Scientific Advisory Board members include: Leonard Makowka, M.D., Ph.D., a distinguished clinical surgeon, transplantation specialist and medical researcher, recognized as one of the world's leading authorities in hepatic science (study relating to the liver), and Louis Ignarro, Ph.D., Distinguished Professor of Pharmacology, University of California at Los Angeles School of Medicine. As medical doctors, both of these individuals are knowledgeable on the properties of bacterial spores, including Anthrax, how these spores operate in our environment, and their effect on the human body, which has been valuable in the overall development of BSM-2000. In August 2003, we began paying Dr. Makowka a monthly consulting fee of $5,000. We also issued 475,000 shares of our common stock to Dr. Makowka as compensation for his services. These shares were valued at $85,000, the market value of our common stock on the date issued. We stopped paying Dr. Makowka as of June 2005. However, we maintain close relationships with Dr. Makowka and he is available for help and consultation upon request and he maintains his seat on the scientific advisory board. Dr. Makowka has also recently become a member of our Board.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated April 10, 2009, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2008. We have experienced operating losses since the date of the auditors' report. Our auditor's opinion may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT OF A SUBSTANTIAL PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at December 31, 2008 we are in default on a portion of our debt totaling approximately $331,000 excluding accumulated interest of approximately $463,000. In the aggregate, as of December 31, 2008, we have approximately $2.3 million in debt obligations, including interest, owing within the next 12 months. We cannot assure you that any of these note-holders will agree to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2009.

We do not anticipate generating significant sales of the BSM-2000 until after we complete all testing and modifications, which is contingent principally upon receipt of adequate funding and our ability to continue to form collaborative arrangements with qualified third parties to engage in that testing at nominal cost to us. We have not been profitable in the past years and had an accumulated deficit of approximately $38.6 million at December 31, 2008. We have had little revenues from sales of our products since the beginning of fiscal 2002, the commencement of development of our BSM-2000. During the fiscal years ended December 31, 2008 and 2007, we had losses of $2.3 and $3.6 million, respectively. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2009.

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

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of December 31, 2008, we had outstanding options and warrants to purchase a total of 592,750 shares of common stock. Of these options and warrants, all have exercise prices at or above the recent market price of $0.003 per share (as of March 31, 2009) and none have exercise prices at or below this price.

WE USE A SIGNIFICANT PORTION OF OUR CASH ON HAND AND STOCK TO PAY CONSULTING FEES. WE MAY NOT RECEIVE THE BENEFIT WE EXPECT FROM THESE CONSULTANTS.

The consultants that we hire may not provide us with the level of services, and consequently, the operating results, we anticipate. We spent approximately $0.3 and $0.7 million in consulting fees during the years ended December 31, 2008 and 2007 respectively, and utilized approximately 10 consultants during this period. The consultants we engage provide us with a variety of services.

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

IF INTERNATIONAL PATENTS FOR THE BACTERIAL SPORE DETECTION TECHNOLOGY ARE NOT ISSUED, COMPETITORS MAY BE ABLE TO COPY AND SELL PRODUCTS SIMILAR TO OURS WITHOUT PAYING A ROYALTY, WHICH WOULD HAVE A MATERIAL ADVERSE IMPACT ON OUR ABILITY TO COMPETE.

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

THE BACTERIAL SPORE DETECTION TECHNOLOGY IS LICENSED TO US BY CALTECH. IF OUR LICENSE TERMINATES, OUR FUTURE PROSPECTS WOULD BE HARMED.

The loss of our technology license would require us to cease operations until we identify, license and integrate into our product another technology, if available. If we fail to fulfill any payment obligation under the terms of the license agreement or materially breach the agreement, Caltech may terminate the license. To maintain our license with Caltech, a minimum annual royalty of $10,000 was due to Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of any product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum annual royalty will be credited against the annual minimum. As of the date of this report, we have not yet paid the minimum annual royalty of $10,000 due on August 1, 2008. Under our license agreement, Caltech has the option to revoke our license if payment has not been made fifteen days after receipt of the second default notice from Caltech. To date, we have not yet received any default notices from Caltech in relation to the August 1, 2008 minimum annual royalty payment.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2007. In sequent years, our independent registered public accounting firm will be required to opine on those internal controls and management's assessment of those controls. In the process, we may identify areas requiring improvements, and we may have to design enhanced processes and controls to address issued indentified through this review.

We evaluated our existing controls for the year ended December 31, 2008. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2008. The identified material weaknesses did not result in material audit adjustments to our 2008 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditors report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, result of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changed caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

We currently do not own any property. As of February 2004, we moved our corporate headquarters to 9595 Wilshire Blvd., Suite 700, Beverly Hills, California. Our offices are still at this address under a month to month lease arrangement with the landlord.

ITEM 3. LEGAL PROCEEDINGS

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "Agreement"). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. As of December 31, 2009, we have accrued $456,607 for this settlement including principal and interest.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of February 15, 2009, $40,000 was due under the agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


NONE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

      Year         Period                                High Bid       Low Bid
      ----         ------                                --------       -------
      2007         First Quarter                           2.2            0.84
                   Second Quarter                          1.14           0.32
                   Third Quarter                           0.62           0.26
                   Fourth Quarter                          0.74           0.12

      2008         First Quarter                           0.36           0.04
                   Second Quarter                          0.26           0.04
                   Third Quarter                           0.35           0.009
                   Fourth Quarter                          0.05           0.0042

      2009         First Quarter                           0.01           0.0033

As of April 15, 2009, we had 2,574 shareholders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth in the table below is information regarding awards made through equity compensation plans, through December 31, 2008, for our last fiscal year.

               PLAN CATEGORY                       NUMBER OF              WEIGHTED-         NUMBER OF
                                               SECURITIES TO BE       AVERAGE EXERCISE     SECURITIES
                                                  ISSUED UPON             PRICE OF        AVAILABLE FOR
                                                  EXERCISES OF           OUTSTANDING       FUTURE PLAN
                                              OUTSTANDING OPTIONS,    OPTIONS, WARRANTS,    ISSUANCE
                                              WARRANTS, AND RIGHTS       AND RIGHTS

EQUITY COMPENSATION PLANS APPROVED BY
SECURITY HOLDERS                                    N/A                      N/A               N/A

EQUITY COMPENSATION PLANS NOT APPROVED
BY SECURITY HOLDERS
          2006 STOCK COMPENSATION PLAN               37,500 (1)               N/A                0
          2006 CONSULTANT STOCK PLAN                125,000 (1)               N/A                0
          2006-II CONSULTANT STOCK PLAN             187,500 (1)               N/A                0
          2007 EQUITY INCENTIVE PLAN                375,000                   N/A                0
          2007 EQUITY INCENTIVE PLAN II&III         295,000 (1)(2)            N/A                0
          2007 EQUITY INCENTIVE PLAN IV             450,000                   N/A                31
          2007 EQUITY INCENTIVE PLAN V & VI       1,350,000                   N/A              16,109
          2008 EQUITY INCENTIVE PLAN              1,500,000                   N/A                45
          2008 EQUITY INCENTIVE PLAN II           1,650,000                   N/A              15,730
          2008 EQUITY INCENTIVE PLAN III          2,500,000                   N/A                0
          2008 EQUITY INCENTIVE PLAN IV           3,800,000                   N/A                0

(1) Represents total number of shares of common stock originally authorized for stock grants. Stock option grants were not authorized.
(2)      Consists of the second and third plans
(3)      Consists of the fourth and fifth plans

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

On April 17, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 375,000 shares of our common stock for awards to be made under the 2007 Plan. The 2007 Plan is to be administered by a committee of two or more members of our Board of Directors.

On June 5, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-III Plan"). The 2007-III Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 145,000 shares of its common stock for awards to be made under the 2007-III Plan. The 2007-III Plan is to be administered by a committee of two or members of the Board of Directors.

On July 13, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-IV Plan"). The 2007-IV Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 450,000 shares of our common stock for awards to be made under the 2007-IV Plan. The 2007-IV Plan is to be administered by a committee of two or more members of the Board of Directors.

On October 10, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-V Plan"). The 2007-V Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 600,000 shares of common stock for awards to be made under the 2007-V Plan. The 2007-V Plan is to be administered by a committee of two or more members of our Board of Directors.

On November 1, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-VI Plan"). The 2007-VI Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 750,000 shares of common stock for awards to be made under the 2007-VI Plan. The 2007-VI Plan is to be administered by a committee of two or more members of our Board of Directors.

On February 11, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 1,500,000 shares of common stock for awards to be made under the 2008 Plan. The 2008 Plan is to be administered by a committee of two or more members of our Board of Directors.

On April 29, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the "2008-II Plan"). The 2008-II Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 1,650,000 shares of common stock for awards to be made under the 2008-III Plan. The 2008-II Plan is to be administered by a committee of two or more members of our Board of Directors.

On July 1, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the "2008-III Plan"). The 2008-III Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 2,500,000 shares of common stock for awards to be made under the 2008-III Plan. The 2008-III Plan is to be administered by a committee of two or more members of our Board of Directors.

On September 2, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the "2008-IV Plan"). The 2008-IV Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 3,800,000 shares of common stock for awards to be made under the 2008-IV Plan. The 2008-IV Plan is to be administered by a committee of two or more members of our Board of Directors.

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

SALES OF UNREGISTERED SECURITIES

During fiscal 2008, we issued the following securities which were not registered under the securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

    o During 2008, we used 15,088,690 shares of common stock to various note holders to convert outstanding debt obligations valued at approximately $929,461.


ITEM 6. SELECTED FINANCIAL DATA

Please see the Financial Statements of the Company filed herewith.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements provided in this annual report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

Our management continues to gain expertise in anti-terrorism techniques and solutions. Through our partnership with Security Solutions International, we have begun providing training seminars on terrorism detection and response methods. The seminars are designed for security officials, building safety managers, and law enforcement personnel. Through partnerships with various third parties, we have commenced sales and marketing of bioterrorism detection kits, radiation detection systems, surveillance cameras, and training references.

In 2008 we have realized revenues of $109,649 from sales. We have incurred losses for the fiscal years ended December 31, 2008 and 2007 in the approximate amounts of $2.3 and $3.6 million, respectively, and have an accumulated deficit of $38.6 million as of December 31, 2008. At December 31, 2008, we were in default on certain debt obligations totaling approximately $311,000, in addition to accumulated interest of approximately $463,000. We require approximately $1.6 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. However, during the past 12 months, management spent the substantial majority of its time on sales and marketing of Company's products and services in target markets. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a fair price. We actively continue to pursue additional equity or debt financing, but cannot provide any assurances that it will be successful. If we are unable to pay our debts as they becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives.

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

Starting in 2006, we followed a diversification strategy pursuant to which we have added various other services to our BSM-2000, biological detection system. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, training courses, and event security to our services. We have also started sales and marketing of security and counter-terrorism products including bioterrorism detection kits, surveillance cameras, radiation detection systems, and training references. Some of our products and services have not been sold to date and there is no guarantee that any of them will be demanded and sold in the market in the future. In 2008 we stopped marketing anti-microbial chemicals and products used for cleaning surfaces of antibiotic resistant bacteria such as MRSA. We had supplied such products in the past by partnering with third party suppliers and have terminated such partnerships due to various reasons including lack of marketability of some such products.

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

Our list price for BSM-2000 is $109,000. The manufacturing of BSM-2000 is outsourced to Original Equipment Manufacturers (OEM). We do not have any in-house manufacturing capabilities and do not intend to develop any until we reach high volumes of sales for BSM-2000 that would justify such facilities. To date we have used services of two OEMs for manufacturing of our units. We may decide to use services of other manufacturers in the future.

In March 2006, we sold two units of UDTT's BSM-2000 Anthrax Detection Systems to the government of the United Kingdom. While we initially planned to secure and lease a testing facility close to the JPL laboratories where we would be able to implement a quality assurance program and test our products against the required specifications before shipping them to customers, that plan was never materialized and we do not anticipate to open such facilities in the foreseeable future and unless we receive a substantial order for our BSM-2000.

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

PLAN OF OPERATION

In 2008 we have continued to diversify our activities. We plan to engage more in value added services to complement our bioterrorism detection technologies. We now supply our proprietary bacterial spore detection system (BSM-2000), bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, surveillance cameras, radiation detection systems, and counter-terrorism training references. In 2008 we stopped marketing anti-microbial chemicals and products used for cleaning surfaces of antibiotic resistant bacteria such as MRSA. We had supplied such products in the past by partnering with third party suppliers and have terminated such partnerships due to various reasons including lack of marketability of some such products.

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

Our working capital deficit at December 31, 2009 was 4,463,803. Our independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2008. We require approximately $1.9 million to repay indebtedness including interest in the next 12 months. The following provides the principal terms of our outstanding debt as of December 31, 2008:

    o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24,
         2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of December 31, 2008, we have $456,607 accrued for including interest relating to this matter.

    o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At December 31, 2008, there was $161,000 principal amount (and $67,128 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

    o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At December 31, 2008, there was $71,500 principal amount (and $34,709 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of December 31, 2008 we owed $34,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $14,975 due on August 31, 2006 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $4,368 in interest. We did not make our scheduled payment on August 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on August 21, 2006 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $10,000 in principal and $654 in interest. We did not make our scheduled payment on August 21, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on February 14, 2007 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $62,998 in principal and $11,343 in interest. We did not make our scheduled payment on February 14, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on February 20, 2007 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $4,500 in principal and $3,266 in interest. We did not make our scheduled payment on February 20, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on February 23, 2007 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $3,498 in principal and $7,401 in interest. We did not make our scheduled payment on February 23, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on March 20, 2007 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $11,719 in interest. We did not make our scheduled payment on March 20, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on April 5, 2007 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $11,458 in interest. We did not make our scheduled payment on April 5, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on April 13, 2007 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $6,563 in interest. We did not make our scheduled payment on April 13, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 1, 2007 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $12,500 in interest. We did not make our scheduled payment on November 1, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on December 7, 2007 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $5,938 in interest. We did not make our scheduled payment on December 7, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on January 11, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $20,000 in principal and $3,000 in interest. We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on February 13, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $6,875 in interest. We did not make our scheduled payment on February 13, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on March 6, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $4,115 in interest. We did not make our scheduled payment on March 6, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on March 12, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $61,500 in interest. We did not make our scheduled payment on March 12, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on October 3, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $3,646 in interest. We did not make our scheduled payment on October 3, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on April 11, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $5,833 in interest. We did not make our scheduled payment on April 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on May 30, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $8,125 in interest. We did not make our scheduled payment on May 30, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on November 2, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $4,063 in interest. We did not make our scheduled payment on November 12, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on January 11, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $1,875 in interest. We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on July 8, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $2,500 in interest. We did not make our scheduled payment on July 8, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on August 4, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $1,650 in interest. We did not make our scheduled payment on August 4, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on August 13, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $2,100 in interest. We did not make our scheduled payment on August 13, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of 30,000 due on August 27, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $3,000 in interest. We did not make our scheduled payment on August 27, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on August 28, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $1,300 in interest. We did not make our scheduled payment on August 28, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on September 6, 2008 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $1,328 in interest. We did not make our scheduled payment on September 6, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on April 2, 2009 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $1,875 in interest. We did not make our scheduled payment on April 2, 2009. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $19,000 due on April 2, 2009 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $1,781in interest. We did not make our scheduled payment on April 2, 2009. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on May 2, 2009 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $2,500 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on June 13, 2009 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $2,917 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on May 2, 2009 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $2,500 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on June 13, 2009 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $2,708 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on December 24, 2009 with an interest rate of 12.5% per annum. As of December 31, 2008 we owed $2,500 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on July 15, 2009 with an interest rate of 12% per annum. As of December 31, 2008 we owed $1,925 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on July 17, 2009 with an interest rate of 12% per annum. As of December 31, 2008 we owed $793 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $34,000 due on July 22, 2009 with an interest rate of 12% per annum. As of December 31, 2008 we owed $1,700 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on August 5, 2009 with an interest rate of 12% per annum. As of December 31, 2008 we owed $793 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,500 due on August 27, 2009 with an interest rate of 12% per annum. As of December 31, 2008 we owed $940 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $55,500 due on August 28, 2009 with an interest rate of 12% per annum. As of December 31, 2008 we owed $2,200 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on November 13, 2009 with an interest rate of 12% per annum. As of December 31, 2008 we owed $500 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,000 due on November 18, 2009 with an interest rate of 12% per annum. As of December 31, 2008 we owed $190 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $27,000 due on December 2, 2009 with an interest rate of 12% per annum. As of December 31, 2008 we owed $270 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on December 15, 2009 with an interest rate of 12% per annum. As of December 31, 2008 we owed $0 in interest.

    o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on October 9, 2009 with an interest rate of 12% per annum. As of December 31, 2008 we owed $750 in interest. Management continues to take steps to address the Company's liquidity needs. Recently management concluded discussions with most of our note holders and amended the terms of these notes to provide for extended scheduled payment arrangements. Management continues to seek extensions with respect to debt past due. Management also may seek additional extensions with respect to these notes and the Company's debt as it becomes due. In addition, management may continue to convert some portion of the principal amount and interest on our debt into shares of common stock. During 2008, the Company issued 15,088,690 shares of its common stock for an aggregate value of $929,461 to satisfy outstanding debt and accrued interest.

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. During the years ended December 31, 2008 and 2007, the Company received gross proceeds of approximately $0.0 million and $0.9 million, respectively, from the sale of equity and debt securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes are set forth at pages ___ through
____ .

                          INDEX TO FINANCIAL STATEMENTS

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

       Consolidated Statements of Cash Flows                                F-6

       Notes to Consolidated Financial Statements                           F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Universal Detection Technology and Subsidiaries
Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Universal Detection Technology and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, consolidated shareholders' Deficit, and consolidated cash flows for the year ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these consolidated statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Detection Technology and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and cash flows for the year ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2008, the Company incurred net losses of $2,279,058 and has accumulated deficit of $38,610,712 as of December 31, 2008. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.
--------------------------
Los Angeles, California
April 14, 2009


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2008 AND 2007

                                     ASSETS
                                                         2008             2007
                                                     ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                            $      1,910    $      9,555
Restricted cash                                            10,477          10,209
Accounts Receivable,net                                     1,058           4,282
Prepaid expenses                                            3,666          10,827
                                                     ------------    ------------

Total current assets                                       17,111          34,873

Deposits                                                   10,226          10,226
Equipment, net                                             32,946          57,673
Patent, net                                                84,008          89,413
                                                     ------------    ------------

Total assets                                         $    144,291    $    192,185
                                                     ============    ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade                              $  1,030,865    $  1,000,478
Accrued liabilities                                       480,126         519,382
Accrued payroll - officers                                809,136         522,573
Notes payable - related party                              10,325          72,543
Notes payable                                           1,630,711       1,385,760
Accrued interest expense                                  657,110         514,773
                                                     ------------    ------------

Total current liabilities                               4,618,273       4,015,509

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares
     authorized, -0- issued and outstanding                    --              --
Common stock, no par value,100,000,000 shares
     authorized, 35,286,671 shares issued and
     outstanding as of December 31, 2008 and
     4,178,479 shares issued and outstanding as
     of December 31, 2007                              28,823,641      27,195,242
Additional paid-in-capital                              5,313,089       5,313,089
Accumulated deficit                                   (38,610,712)    (36,331,655)
                                                     ------------    ------------

Total stockholders' deficit                            (4,473,982)     (3,823,324)
                                                     ------------    ------------

Total liabilities and stockholders' deficit          $    144,291    $    192,185
                                                     ============    ============

          See accompanying notes to consolidated financial statements.




                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


                                                          2008              2007
                                                       ------------    ------------

REVENUE, NET                                           $    109,649    $      8,011
COST OF GOODS SOLD                                           86,405           6,862
                                                       ------------    ------------

GROSS PROFIT                                                 23,244           1,149
                                                       ------------    ------------

OPERATING EXPENSES:
Selling, general and administrative                       1,461,042       3,100,759
Marketing                                                    34,175          25,410
Research and development                                         --          19,264
Depreciation and amortization                                30,132          52,655
                                                       ------------    ------------

Total expenses                                            1,525,349       3,198,088
                                                       ------------    ------------

LOSS FROM OPERATIONS                                     (1,502,105)     (3,196,939)

OTHER INCOME (EXPENSE):
Interest income                                                 268           1,612
Interest expense                                           (191,046)       (185,651)
Loss on settlement of debt                                 (586,175)       (211,287)
                                                       ------------    ------------

Total other expenses                                       (776,953)       (395,326)
                                                       ------------    ------------

NET LOSS                                               $ (2,279,058)   $ (3,592,265)
                                                       ============    ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:       $      (0.15)   $      (1.49)
                                                       ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     14,793,963       2,417,936
                                                       ============    ============

Weighted average number of dilutive securities has no been calculated as the effect of dilutive securities would be anti-dilutive

          See accompanying notes to consolidated financial statements.



                                         UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                                                                          TOTAL
                                         PREFERRED STOCK         COMMON STOCK           ADDITIONAL     ACCUMULATED    STOCKHOLDERS'
                                         SHARES   AMOUNT     SHARES       AMOUNT      PAID-IN-CAPITAL    DEFICIT         DEFICIT
                                         ------  --------  -----------  ------------  ---------------  ------------   ------------

BALANCE, DECEMBER 31, 2006                   --  $     --      887,045  $ 25,483,357  $     4,101,605  $(32,739,390)  $ (3,154,428)
Preferred stock issued to a officer         150    50,000           --            --               --            --             --
Cancellation of preferred stock            (150)  (50,000)          --            --               --            --             --
Stock issued under investment agreement      --        --      166,686       146,500               --            --        146,500
Stock issued for conversion of debt          --        --      859,419       345,373               --            --        345,373
Stock issued for services                    --        --    2,265,329     1,220,012               --            --      1,220,012
Forgiveness of Officer's accrued salary      --        --           --            --          550,000            --        550,000
Stock Options granted                        --        --           --            --          661,484            --        661,484
Net loss for the year                        --        --           --            --               --    (3,592,265)    (3,592,265)
                                         ------  --------  -----------  ------------  ---------------  ------------   ------------

BALANCE, DECEMBER 31, 2007                   --        --    4,178,479    27,195,242        5,313,089   (36,331,655)    (3,823,324)

Adjustment                                   --        --       10,184            --               --            --             --
Stock issued for conversion of debt          --        --   15,088,690       929,461               --            --        929,461
Stock issued for services                    --        --   16,009,318       698,938               --            --        698,938
Net loss for the year                        --        --           --            --               --    (2,279,057)    (2,279,057)
                                         ------  --------  -----------  ------------  ---------------  ------------   ------------

BALANCE, DECEMBER 31, 2008                   --        --   35,286,671    28,823,641        5,313,089   (38,610,712)    (4,473,982)
                                         ======  ========  ===========  ============  ===============  ============   ============

                                  See accompanying notes to consolidated financial statements.




                         UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                 2008              2007
                                                            --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $   (2,279,058)   $   (3,592,265)
Adjustments to reconcile net loss to
  net cash used in operations:
Stocks issued for services                                         698,938         1,220,012
Stock option expenses                                                   --           661,484
Loss on settlement of debt                                         586,175           211,287
Depreciation                                                        24,727            24,727
Changes in operating assets and liabilities:
Assets held for sale                                                    --                --
Patent costs                                                         5,405            27,928
Accounts receivable                                                  3,224            (4,282)
Prepaid expenses                                                     7,161            27,144
Accounts payable and accrued liabilities                           430,922           655,234
                                                            --------------    --------------

Net cash used in operating activities                             (522,506)         (768,731)
                                                            --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash                                           (269)           52,098
                                                            --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                          --                --
Proceeds from sale of common stock                                      --           146,500
Proceeds from notes payable-related party                           62,487            70,043
Proceeds from notes payable                                        607,347           690,000
Payments on notes payable - related party                         (124,704)               --
Payments on notes payable                                          (30,000)         (198,468)
                                                            --------------    --------------

Net cash provided by  financing activities                         515,130           708,075
                                                            --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (7,645)           (8,558)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       9,555            18,113
                                                            --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $        1,910    $        9,555
                                                            ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax                                                  $           --    $           --
                                                            ==============    ==============
Interest Paid                                               $          818    $       54,007
                                                            ==============    ==============

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest   $      929,461    $        1,727
                                                            ==============    ==============
Compensation contribution                                   $           --    $   550,000.00
                                                            ==============    ==============

                  See accompanying notes to consolidated financial statements.


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - BUSINESS ACTIVITY

Universal Detection Technology, a California corporation, primarily designs, manufacturs and marketsd air pollution monitoring instruments. Beginning in 2002, the Company has focused its research and development efforts in developing a real time biological weapon detection device. To accelerate development of its initial biological weapon detection device, the Company has developed and is implementing a collaborative partnering strategy. Under this strategy, the Company identifies and partners with researchers and developers. The Company has expanded its services to include security related consulting, event security and counterterrorism training.

The Company is a reseller of a range of products, which include rapid anthrax detection test kits, training courses for first responders, event security, threat evaluation & consulting, radiation detection systems, anti-microbial products, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations.

GOING CONCERN AND MANAGEMENT'S PLANS

As of December 31, 2008, the Company had a working capital deficit of $4,590,936 and a capital deficit of $4,473,982. During the year ended December 31, 2008, the Company incurred net losses of $2,279,058 and has accumulated deficit of $38,610,712 as of December 31, 2008. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During 2007 and 2008, the Company entered into various agreements to sell shares of its common stock to third parties in order to covert their debts to the respective parties. In 2007, 859,419 shares were issued in the aggregate amount of $345,373. In 2008, 15,088,690 shares were issued in the aggregate amount of $929,461.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK SPLIT
On July 25, 2008, the Company effected a reverse stock split of their common stock. The reverse split was effected on a one-for-two hundred basis, resulting in 14,211,953 shares outstanding immediately following the stock split. All common stock numbers in these consolidated financial statements have been retroactively restated for the effect of the reverse split.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Universal Detection Technology and its wholly-owned subsidiaries Nutek, Inc. ("Nutek") and Logan Medical Devices, Inc. ("Logan"). The two subsidiaries are currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                                                       2008              2007
                                                     ---------        ---------
Equipment                                            $  51,998        $  51,998
Furniture                                               64,669           64,669
Leasehold Improvements                                  25,444           25,444
                                                     ---------        ---------
                                                       142,111          142,111
Accumulated Depreciation                              (109,165)         (84,438)
                                                     ---------        ---------
Fixed Assets, Net of Depreciation                    $  32,946        $  57,673
                                                     ---------        ---------

Total depreciation expense was $24,727 and $24,727 for the years ended December 31, 2008 and 2007, respectively.


STOCK-BASED COMPENSATION
In December 2004 the Financial Accounting Standards Board issued FAS 123-R. FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation ("FAS 123") and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. FAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company has adopted FAS 123-R. All previously granted stock options were fully vested prior to the adoption of FAS 123-R. The Company recognized $0 and $661,484 in share based compensation expense for the years ended December 31, 2008 and 2007, respectively.


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


EARNINGS PER COMMON SHARE
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for 592,750 and 10,250,000 shares at December 31, 2008 and 2007, respectively, because the effect of each is antidilutive.


CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.


PATENTS AND IMPAIRMENT OF LONG-LIVED ASSETS
Patents and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"), the Company periodically evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets have been made. The Company has recorded $5,405 in amortization expenses related to its patent acquisition costs.


FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these items.


RESEARCH AND DEVELOPMENT COSTS
In 2002, the Company entered into a technology affiliates agreement with NASA's Jet Propulsion Laboratory ("JPL") to develop technology for its bio-terrorism detection equipment. Research and development costs are charged to expense as incurred. Research and development expenses were $-0- and $19,264 for the years ended December 31, 2008 and 2007, respectively.


INCOME TAXES
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2008, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.


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


SEGMENT REPORTING
SFAS No. 131, Disclosures about segments of an enterprise and related information, which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to o allocate resources and in assessing performances. In 2008 and 2007, the Company operated in one segment.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


In May 208, FASB issued SFASB No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES." The pronouncement mandates that the GAPP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

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

On December 30, 2008 FASB issued FIN 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises". This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements. On January 12, 2009 FASB issued FSP EITF 99-20-01, "Amendment to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.


NOTE 3 - PATENTS

As of December 31, 2008, the patent value is as follows:-

                                                2008                 2007
         --------------------------------- ------------------ ------------------
         Patent Costs                      $117,341           $117,341
         --------------------------------- ------------------ ------------------
         Accumulated Amortization           (33,333)           (27,928)
         --------------------------------- ------------------ ------------------
         Patent, Net                       $ 84,008           $ 89,413
         --------------------------------- ------------------ ------------------

Total amortization expense was $5,405 and $27,928 for the years ended December 31, 2008 and 2007, respectively.

Future amortization expense at December 31, 2008 consist of the following:

                2008         5,405
                2009         5,405
                2010         5,405
                2011         5,405
                2012         5,405
                After       56,983
         Total           $  84,008

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 4 - ACCRUED LIABILITIES

The accrued liabilities consist of the following at December 31, 2008 and 2007:

                                                          2008       2007
------------------------------------------------------ ---------- ----------
Accrued Credit Card Payable                            $       -- $   39,282
------------------------------------------------------ ---------- ----------
Loan Fees Payable                                          68,600     68,600
Sales tax payable                                              26         --
------------------------------------------------------ ---------- ----------
Accrued Settlement (Refer to Note 10)                     411,500    411,500
------------------------------------------------------ ---------- ----------
TOTAL ACCRUED LIABILITIES                              $  480,126 $  519,382
------------------------------------------------------ ---------- ----------

The loan fees payable of $68,600 is the value of 300,000 shares payable to third parties in connection with certain loan fees.


NOTE 5 - ACCRUED PAYROLL - OFFICERS

Accrued payroll - officers as of December 31, 2008 and 2007 is comprised of accrued payroll to the officers of the company amounting to $809,136 and $522,573, respectively. This payable is interest free, unsecured and due on demand.


NOTE 6 - NOTES PAYABLE, RELATED PARTY

During the year ended December 31, 2008, the Company borrowed a total of $23,500 from its president and chief executive officer under promissory notes executed by the Company. The notes had interest rates ranging from 12% to 12.5%. The Company repaid notes totaling $90,555. No interest was paid on the notes. No principal or interest was due as of December 31, 2008.

The Company has $1,500 in principal and $297 in accrued interest payable to its vice president of Global Strategy under a promissory note agreement. No payments were made on this note during 2008.


NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at December 31,2008:

     Notes payable to individuals, subject to contingent settlement agreement and summary judgement, $ interest at 11.67% per annum, princpal and interest due
     January 1, 2006, in default, unsecrured                                             $   95,740

     Note payable, subject to settlement agreement, interest at 12% oer annum,
     principal and interest due July 2005, in default, unsecured                            161,000

     Note payable, subject to settlement agreement, interest at 9.17% per annum, principal and interest due July 2005, unsecured 71,500 Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due
     December 2005, unsecured                                                               100,000

     Note payable, interest at 12.5% per annum, due August 2006 and verbally
     extended, unsecured                                                                     14,975

     Note payable, interest at 12.5% per annum, due August 2006 and verbally
     extended, unsecured                                                                     10,000

     Note payable, interest at 12.5% per annum, due February 2007 and verbally
     extended, unsecured                                                                     62,998

     Note payable, interest at 12.5% per annum, due February 2007 and verbally
     extended, unsecured                                                                      4,500

     Note payable, interest at 12.5% per annum, due February 2007 and verbally
     extended, unsecured                                                                      3,498



                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


     Note payable, interest at 12.5% per annum, due March 2007 and verbally extended,
     unsecured                                                                               50,000

     Note payable, interest at 12.5% per annum, due April 2007 and verbally extended,
     unsecured                                                                               50,000

     Note payable, interest at 12.5% per annum, due April 2007 and verbally extended,
     unsecured                                                                               30,000

     Note payable, interest at 12.5% per annum, due November 2007 and verbally
     extended, unsecured                                                                     60,000

     Note payable, interest at 12.5% per annum, due December 2007 and verbally
     extended, unsecured                                                                     30,000

     Note payable, interest at 12% per annum, due January 2008 and verbally extended,
     unsecured                                                                               20,000

     Note payable, interest at 12.5% per annum, due February 2008 and verbally
     extended, unsecured                                                                     30,000

     Note payable, interest at 12.5% per annum, due March 2008 and verbally extended,
     unsecured                                                                               25,000

     Note payable, interest at 12.5% per annum, due March 2008 and verbally extended,
     unsecured                                                                               40,000

     Note payable, interest at 12.5% per annum, due October 2008 and verbally
     extended, unsecured                                                                     25,000

     Note payable, interest at 12.5% per annum, due April 2008 and verbally extended,
     unsecured                                                                               40,000

     Note payable, interest at 12.5% per annum, due May 2008 and verbally extended,
     unsecured                                                                               60,000

     Note payable, interest at 12.5% per annum, due November 2008 and verbally
     extended, unsecured                                                                     30,000

     Note payable, interest at 12.5% per annum, due November 2008 and verbally
     extended, unsecured                                                                     20,000

     Note payable, interest at 12.5% per annum, due July 2008 and verbally extended,
     unsecured                                                                               20,000

     Note payable, interest at 12% per annum, due August 2008 and verbally extended,
     unsecured                                                                               15,000

     Note payable, interest at 12% per annum, due August 2008 and verbally extended,
     unsecured                                                                               17,000

     Note payable, interest at 12% per annum, due August 2008 and verbally extended,
     unsecured                                                                               20,000

     Note payable, interest at 12% per annum, due August 2008 and verbally extended,
     unsecured                                                                               30,000

     Note payable, interest at 12% per annum, due August 2008 and verbally extended,
     unsecured                                                                               13,000

     Note payable, interest at 12.5% per annum, due September 2008 and verbally
     extended, unsecured                                                                     13,000

     Note payable, interest at 12.5% per annum, due April 2009 and verbally extended,
     unsecured                                                                               20,000

     Note payable, interest at 12.5% per annum, due April 2009 and verbally extended,
     unsecured                                                                               19,000

     Note payable, interest at 12.5% per annum, due May 2009, unsecured                      30,000

     Note payable, interest at 12.5% per annum, due May 2009, unsecured                      35,000

     Note payable, interest at 12.5% per annum, due June 2009, unsecured                     20,000



                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


     Note payable, interest at 12.5% per annum, due December 2009, unsecured                 40,000

     Note payable, interest at 12% per annum, due July 2009, unsecured                       35,000

     Note payable, interest at 13% per annum, due July 2009, unsecured                       15,000

     Note payable, interest at 12% per annum, due July 2009, unsecured                       34,000

     Note payable, interest at 12% per annum, due August 2009, unsecured                     17,000

     Note payable, interest at 12% per annum, due August 2009, unsecured                     23,500

     Note payable, interest at 12% per annum, due August 2009, unsecured                     55,000

     Note payable, interest at 12% per annum, due November 2009, unsecured                   25,000

     Note payable, interest at 12% per annum, due November 2009, unsecured                   18,000

     Note payable, interest at 12% per annum, due December 2009, unsecured                   27,000

     Note payable, interest at 12% per annum, due December 2009, unsecured                   30,000

     Note payable, interest at 12% per annum, due October 2009, unsecured                    25,000

     Total notes payable                                                                 $1,630,711

     Less: Long-term portion                                                                      -

     Current Notes Payable                                                               $1,630,711

Notes payable consisted of the following at December 31, 2007:

     Notes payable to individuals, subject to contingent settlement agreement and        $   95,740
     summary judgment, interest at 11.67% per annum, principal and interest due January 1, 2006, in default, unsecured

     Note payable, subject to settlement agreement, interest at 12% per annum,
     principal and interest due July 2005, in default, unsecured                            161,000

     Note payable, subject to settlement agreement, interest at 9.17% per annum,
     principal and interest due July 2005, unsecured                                         74,500

     Note payable, interest at 12% per annum, due October 2005 and verbally extended,
     unsecured                                                                               20,600

     Note payable, interest at 12% per annum, due November 2005 and verbally
     extended, unsecured                                                                     29,791

     Note payable, interest at 12% per annum, due November 2005 and verbally
     extended, unsecured                                                                     90,000

     Note payable, interest at 12.5% per annum, due December 2005 and verbally
     extended, unsecured                                                                     15,000

     Note payable, interest at 12% per annum, due March 2006 and verbally extended,
     unsecured                                                                              100,000

     Note payable, interest at 12.5% per annum, due May 2006 and verbally extended,
     unsecured                                                                               20,000

     Note payable, interest at 12.5% per annum, due May 2006 and verbally extended,
     unsecured                                                                               30,000

     Note payable, interest at 12.5% per annum, due August 2006 and verbally
     extended, unsecured                                                                     14,975

     Note payable, interest at 12.5% per annum, due August 2006 and verbally
     extended, unsecured                                                                     25,000

     Note payable, interest at 12.5% per annum, due February 2007 and verbally
     extended, unsecured                                                                    100,000



                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


     Note payable, interest at 12.5% per annum, due February 2007 and verbally
     extended, unsecured                                                                     15,000

     Note payable, interest at 12.5% per annum, due February 2007 and verbally
     extended, unsecured                                                                     35,000

     Note payable, interest at 12.5% per annum, due March 2007 and verbally extended,
     unsecured                                                                               20,000

     Note payable, interest at 12.5% per annum, due March 2007 and verbally extended,
     unsecured                                                                               50,000

     Note payable, interest at 12.5% per annum, due April 2007 and verbally extended,
     unsecured                                                                               50,000

     Note payable, interest at 12.5% per annum, due April 2007 and verbally extended,
     unsecured                                                                               30,000

     Note payable, interest at 12.5% per annum, due November 2007 and verbally
     extended, unsecured                                                                     60,000

     Note payable, interest at 12.5% per annum, due December 2007 and verbally
     extended, unsecured                                                                     30,000

     Note payable, interest at 12.5% per annum, due January 2008 and verbally
     extended, unsecured                                                                     30,000

     Note payable, interest at 12.5% per annum, due February 2008 and verbally
     extended, unsecured                                                                     30,000

     Note payable, interest at 12.5% per annum, due March 2008 and verbally extended,
     unsecured                                                                               25,000

     Note payable, interest at 12.5% per annum, due March 2008 and verbally extended,
     unsecured                                                                               40,000

     Note payable, interest at 12.5% per annum, due October 2008 unsecured                   25,000

     Note payable, interest at 12.5% per annum, due April 2008 and verbally extended,
     unsecured                                                                               40,000

     Note payable, interest at 12.5% per annum, due May 2008 unsecured                       60,000

     Note payable, interest at 12.5% per annum, due November 2008 unsecured                  30,000

     Note payable, interest at 12.5% per annum, due November 2008 unsecured                  20,000

     Note payable, interest at 16.75% per annum, due October 2008                            19,153

     Total notes payable                                                                  1,385,760

     Less: Long-term portion

                                                                                                  -

     Current Notes Payable                                                               $1,385,760


The interest expense for the years ended December 31, 2008 and December 31, 2007 is $191,046 and $185,651, respectively.

The Company entered into a contingent settlement agreement on July 26, 2004 related to $440,765 of notes payable to individuals and related accrued interest. In July 2004, the Company paid a total of $73,333 towards the debt and agreed to pay a total of $298,667, including interest through January 2006 in full payment. The Settlement Agreement provides for an accelerated payment schedule at the Company's option, which would reduce the total payment made by the Company by approximately $12,000. The Company defaulted on the two remaining payments totaling $80,000 at which time the entire remaining balance became due, including default interest and legal fees. The Company currently has accrued $360,866 for interest and legal fees in addition to the $95,740 principal balance

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


During August 2004, the Company entered into an agreement to settle a note payable in the amount of $200,000 plus accrued interest. The parties agreed to settle the debt for $261,000 payable as follows: Twelve consecutive payments of $12,500 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $95,000 payable on July 31, 2005; and a one-time interest payment of $16,000 on July 31, 2005. This agreement includes an additional $7,500 as inducement to the note holder to enter into the extended agreement, which was amortized as a loan fee over the term of the agreement. Scheduled payments were not made on the note and the company is currently in default. The Company currently has accrued $67,128 for interest in addition to the $161,000 principal balance.

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $100,000 plus accrued interest. The parties agreed to settle the debt for $130,800 payable as follows: Twelve consecutive payments of $6,000 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $50,500 payable on July 31, 2005; and a one-time interest payment of $8,300 on July 31, 2005. The Company has recognized a $38,610 gain on forgiveness of accrued interest related to this transaction. Scheduled payments were not made on the note and the company is currently in default. The Company currently has accrued $34,709 for interest in addition to the $74,500 principal balance.


NOTE 8-STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors.

On March 28, 2007, the Board of Directors approved the creation of the Series A-1 Preferred Stock of the Company and the issuance of 150 shares of such stock to Jacques Tizabi for $50,000 in accrued compensation. The stock entitles the holder to 1,000,000 votes per share, which shall vote together with the Common Stock of the Company for all purposes, except where a separate vote of the classes of capital stock is required by California law. The aggregate value of the 150 shares issued to Mr. Tizabi is $50,000. The shares have a liquidation value, as described in the Company's Articles of Incorporation, of $50,000. Mr. Tizabi is prohibited, by agreement with the Company, from transferring or selling such stock, or any interest in such stock for so long as the shares are outstanding. On July 31, 2007, Mr. Tizabi surrendered the 150 shares of the Series A-1 Preferred Stock of the Company in exchange for promissory note in the amount of $50,000. The promissory note bears no interest and is due on or before July 1, 2008. The note has been paid in full. The shares were then cancelled by the Company.

COMMON STOCK

CONVERSION OF DEBT

During 2008, the Company entered into various agreements to covert $332,395 of principal and $10,941 of accrued interest into 15,088,690 shares of common stock. The fair market value of the stock on the dates of agreement and issuance was $929,461. The Company recorded a loss on settlement of debt of $586,125.


During 2007, the Company entered in various agreements to convert $116,736 of principal and $19,031 of accrued interest into 859,419 shares of common stock. The fair market value of the stock on the dates of agreement and issuance was $345,373. The Company recorded a loss on settlement of debt of $209,607.

During 2007 the Company issued 150,000 shares of common stock issued for debt cancellation of $50,000. The company subsequently cancelled the shares. The debt cancellation was also reversed.

SALE OF COMMON STOCK

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


As of December 31, 2008 493,950 shares have been issued for an aggregate price of $681,491. The Company received proceeds of $213,629. The remaining $467,862 was used to pay off outstanding notes payable and accrued interest. The obligations were paid directly by the investor.

During the year ended December 31, 2008, the Company issued no shares under this agreement.

During the year ended December 31, 2007, the Company issued an aggregate of 858,775 shares and received cash of $146,500. Out of this money received, $125,000 was used to pay off outstanding notes payable and accrued interest. The obligations were paid directly by the investor.

STOCK ISSUED FOR SERVICES

During the year ended December 31, 2008, the Company issued an aggregate of 11,878,886 shares of its common stock to various employees of the Company as compensation. The shares were valued at a total of $422,896.

During the year ended December 31, 2008, the Company entered into various agreements for strategic business planning, financial advisory, investor relations, professional and public relations services. As compensation for the services rendered, the Company issued 4,130,472 shares of common stock, valued at $276,042, the fair value of the stock on the day of issuance.

During the year ended December 31, 2007, the Company issued an aggregate of 858,775 shares of its common stock to various employees of the Company as compensation. The shares were valued at a total of $471,103.

During the year ended December 31, 2007, the Company entered into various agreements for strategic business planning, financial advisory, investor relations, professional and public relations services. As compensation for the services rendered, the Company issued 1,406,552 shares of common stock, valued at $748,909, the fair value of the stock on the day of issuance.

OTHER

During 2007, the Company cancelled 300,000 shares issued to a vendor earlier in the year in exchange of inventory credits worth $1,800,000. The value of the stock on the day of issuance was $288,000. The inventory credits were also reversed with the cancellation of the agreement.

During 2007, the Company cancelled an aggregate 145,000 shares of common stock. The holders of these shares have agreed with the cancellation for no consideration.

ISSUANCE OF OPTIONS AND WARRANTS

On March 28, 2007, the Company granted to Jacques Tizabi, its president and CEO, an option to purchase 500,000 shares of Common Stock at an exercise price of $0.01 per share, for a term of five years. The option is fully vested and immediately exercisable. The options were valued at $661,484 using the Black Scholes model for Options Valuation, with volatility of 174% and risk-free interest rate of 4.65%. The market price on the day of grant was $0.007. The Company recognized $661,484 as expense during the year ended 2007.

STOCK OPTION PLAN

During 2003, the Company adopted the 2003 Stock Incentive Plan ("the Plan"), which provides for the granting of stock and options to selected officers, directors, employees and consultants of the Company. 22,500 shares are reserved for issuance under the Plan for the granting of options. Unless terminated sooner, the Plan will terminate on June 22, 2013. The options issued under the Plan may be exercisable to purchase stock for a period of up to ten years from the date of grant.

On February 13, 2006, the Board of Directors adopted the 2006 Stock Compensation Plan ("THE PLAN"), which provides for the granting of stock and options to selected officers, directors, employees and consultants of the Company. 37,500 shares are reserved for issuance under the Plan for the granting of options. Unless terminated sooner, the Plan will terminate on June 22, 2013. The options issued under the Plan may be exercisable to purchase stock for a period of up to ten years from the date of grant.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


On June 29, 2006, the Company's Board of Directors adopted the 2006 Consultant Stock Plan ("the 2006 Plan"). The 2006 Plan authorizes common stock grants to its employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 125,000 shares of common stock for awards to be made under the 2006 Plan.

On November 22, 2006, the Company's Board of Directors adopted the 2006-II Consultant Stock Plan (the "2006-II Plan"). The 2006-II Plan authorizes common stock grants to our employees, officers, directors, consultants, independent contractors, advisors, and other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising-transaction. The Company reserved 187,500 shares of common stock for awards to be made under the 2006-II Plan.

On April 17, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 375,000 shares of our common stock for awards to be made under the 2007 Plan. The 2007 Plan is to be administered by a committee of two or more members of our Board of Directors.

On June 5, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-III Plan"). The 2007-III Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 145,000 shares of its common stock for awards to be made under the 2007-III Plan. The 2007-III Plan is to be administered by a committee of two or members of the Board of Directors.

On June 27, 2007, our Board of Directors adopted the 2007 Equity Incentive Plan(the "2007-III Plan). The 2007-III plan grants to our employees, officers,directors, consultants, independent contractors, advisors, or other serviceproviders, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. We reserved 29,000,000 shares of our common stock for awards to be made under the 2007-III Plan. The 2007-III Plan is to be administered by a committee of two or more members of our Board of Directors.

On July 13, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-IV Plan"). The 2007-IV Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 450,000 shares of our common stock for awards to be made under the 2007-IV Plan. The 2007-IV Plan is to be administered by a committee of two or more members of the Board of Directors.

On October 10, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-V Plan"). The 2007-V Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 600,000 shares of common stock for awards to be made under the 2007-V Plan. The 2007-V Plan is to be administered by a committee of two or more members of our Board of Directors.

On November 1, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the "2007-VI Plan"). The 2007-VI Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 750,000 shares of common stock for awards to be made under the 2007-VI Plan. The 2007-VI Plan is to be administered by a committee of two or more members of our Board of Directors.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


On February 11, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 1,500,000 shares of common stock for awards to be made under the 2008 Plan. The 2008 Plan is to be administered by a committee of two or more members of our Board of Directors.

On April 29, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the "2008-II Plan"). The 2008-II Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 1,650,000 shares of common stock for awards to be made under the 2008-III Plan. The 2008-II Plan is to be administered by a committee of two or more members of our Board of Directors.

On July 1, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the "2008-III Plan"). The 2008-III Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 2,500,000 shares of common stock for awards to be made under the 2008-III Plan. The 2008-III Plan is to be administered by a committee of two or more members of our Board of Directors.

On September 2, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the "2008-IV Plan"). The 2008-IV Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 3,800,000 shares of common stock for awards to be made under the 2008-IV Plan. The 2008-IV Plan is to be administered by a committee of two or more members of our Board of Directors.


WARRANTS

There were no warrants granted during 2008 and 2007.

The following table summarizes the activity of options and warrants under all agreements and plans for the two years ended December 31, 2007 and 2008:

                                                                  Weighted
                                                 Number of        Average    Aggregate
                                          --------------------    Exercise   Intrinsic
                                           Options    Warrants      Price      Value
                                          --------    --------    --------   ---------
Outstanding, December 31,
                                   2006     40,300      76,083          68          --

Granted                                    500,000          --           2          --

Exercised                                       --          --          --          --

Expired/cancelled                             (550)       (833)        166          --
                                          --------    --------    --------   ---------

Outstanding, December 31,

                                   2007    539,750      75,250          16          --

Granted                                         --          --          --          --

Exercised                                       --          --          --          --

Expired/cancelled                               --     (22,250)         50          --
                                          --------    --------    --------   ---------

Outstanding, December 31,

                                   2008    539,750      53,000          15          --
                                          ========    ========    ========   =========

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


The following table summarizes information about stock options and warrants outstanding at December 31, 2008:

                              OPTIONS AND WARRANTS
 ---------------------------------------------------------------------------
                  OUTSTANDING                         EXERCISABLE

                                WEIGHTED
                                AVERAGE      WEIGHTED               WEIGHTED
 RANGE OF                       REMAINING    AVERAGE                AVERAGE
 EXERCISE          NUMBER       CONTRACTUAL  EXERCISE  NUMBER       EXERCISE
 PRICES            OUTSTANDING  LIFE-YEARS   PRICE     EXERCISABLE  PRICE
 ----------------- -----------  -----------  --------  -----------  --------


     2   to $30        544,750         2.39       6.6      544,750       6.6

    50   to $100        33,000         0.43       100       33,000       100

   106   to $140        15,000         0.43       140       15,000       140
                   -----------  -----------  --------  -----------  --------
                       592,750         2.23        15      592,750        15
                   ===========  ===========  ========  ===========  ========

The weighted average exercise price of options at their grant date during the years ended December 31, 2008 and 2007 where the exercise price equaled the market price at the grant date, was $0.00 and $0.00 respectively. The weighted average exercise price of options and warrants at their grant date during the years ended December 31, 2008 and 2007, where the exercise price exceeded the market price was $0.00 and $0.01, respectively. The weighted average exercise price of options and warrants at their date of grant during the years December 31, 2008 and 2007, where the exercise price was less than the market price on the grant date, was $0.00 and $0.00, respectively.

The weighted average fair values of options and warrants at their grant date during the years ended December 31, 2008 and 2007 where the exercise price equaled the market price on the day of grant, were $0.00 and $0.00, respectively. The weighted average fair values of options and warrants at their date of grant during the years ended December 31, 2008 and 2007, where the exercise price exceeded the market price on the grant date was $0.00 and $0.01 respectively. The weighted average fair value of the of options and warrants during the years December 31, 2008 and 2007, where the exercise price was less than the market price at the date of grant, was $0.00 and $0.00 respectively. The estimated fair value of each option granted is calculated using the Black-Sholes model for American options. The weighted average assumptions used in the model were as follows:

                                              2008                  2007
                                            --------              --------

Risk-free interest rate                        N/A                   4.65%
Volatility                                     N/A                    174%
Expected life                                  N/A                5 years
Dividend yield                                  0%                      0%


NOTE 9 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2008 and 2007 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                         2008           2007
                                                      -----------   -----------

     Computed expected income tax provision (benefit) $  (770,739)  $(1,221,370)
     Increase in allowance for doubtful accounts           18,020
     Net operating loss carryforward                      846,494     1,145,102
     Increased
     Accrued liabilities                                  (97,431)     (153,518)
     Stock-based expenses                                     -0-       225,041
     Non-deductible meals & entertainment                     596         1,686
     Depreciation                                           3,060         3,059
                                                      -----------   -----------

             Income tax provision (benefit)           $        --   $        --
                                                      ===========   ===========

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


The components of the deferred tax assets and (liabilities) as of December 31, 2008 and 2007 were as follows:

                                                       2008           2007
                                                   ------------    ------------
     Deferred tax assets:
     Temporary differences:
             Depreciation                          $    (12,270)        (12,270)
             Accrued liabilities                       (114,625)
             Allowance for bad debt                     (21,200)       (180,610)
             Net operating loss carryforward         11,602,779      10,606,904
             Valuation allowance                    (11,454,684)   ((10,414,024)
                                                   ------------    ------------

             Net long-term deferred tax asset      $         --    $         --
                                                   ============    ============

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2008 and 2007:

                                                            December 31,
                                                         2008           2007
                                                     -----------    -----------
   Deferred tax assets:
       Accrued expenses                              $    65,985       (271,401)
   Allowance for bad debt                                (21,200)         3,600

       Increase in net operating loss carryforward       995,875      1,347,178
       Change in valuation allowance                  (1,040,660)    (1,079,377)
                                                     -----------    -----------


                                                     $        --    $        --
                                                     ===========    ===========

As of December 31, 2008, the Company has net operating losses carryforwards of approximately $ 28,650,000 expiring in 2009 through 2023.


NOTE 10- COMMITMENTS AND CONTINGENCIES


LITIGATION

a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

     On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "AGREEMENT"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. The Company has accrued for this settlement. We entered into a settlement agreement in the third quarter of 2004 with each of these three parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did nto make this payment and are in default of these notes. As of December 31, 2008, we have $456,607 accrued for including interest relating to this matter.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


b) On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of December 31, 2008, $50,457 was due under the agreement.

     On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014 plus interest at the legal rate and for costs of suit. A Summary Judgment was granted in NBGI's favor and Judgment has been entered.

From time to time, the Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

EMPLOYMENT AGREEMENTS

In September 2001, the Company entered into an employment agreement with its President and Chief Executive Officer. Under the agreement, base salary is $250,000 to be adjusted on an annual basis. The Company granted options to purchase 5,750 shares of its common stock exercisable at $60 per share.

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

The Company is obligated to make certain minimum salary payments as follows:

YEAR ENDING DECEMBER 31,

2009                               $   303,876
2010                                   319,070
                                   -----------
                                   $   622,946
                                   ===========

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


To maintain its license with Cal Tech, a minimum annual royalty of $10,000 was due Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of product sales. Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum royalty will be credited against the annual minimum. Pursuant to the terms of the license, the Company must pay four percent royalties on product sales in countries where a patent is issued and two percent royalties on product sales in countries where a patent is not issued, as well as 35 percent of net revenues received from sub-licensees. As of the date of this report the Company has not paid the $10,000 royalty due Caltech on August 1, 2007. According to the Company's license agreement with Caltech, Caltech shall have the right to terminate the license agreement and the right and license granted to the Company if it fails to make any payment due including patent expense or minimum annual royalties for a period of fifteen days after receiving a second written notice from Caltech specifying the Company's failure. To date the Company has not received any notices from Caltech with regards o the payment of patent fees. This agreement is signed in the form of a second amendment to the Company's license agreement, dated December 1, 2006, and that this amount shall be paid to Caltech in ten monthly installments of $8,631.85. To date, the Company has made four of the monthly installments called for in the second amendment to its license agreement with Caltech.

OPERATING LEASES

On October 14, 2004, the Company entered into an assignment of a lease agreement (sublease) for office space with Astor Capital, a company owned 50% by the Company's President and Chief Executive Officer and 50% by the Company's Vice President of Global Strategy effective November 1, 2004. The agreement provides for the sublease of office common areas to Astor for a monthly fee equal to $500 per month. The sublease assigns to the Company all right, title and interest in and to any security deposit or other refundable amounts to which Astor may be entitled. The Company has been assigned the rights to the related security deposit of $10,226 and leasehold improvements of $25,445 and has recorded such amounts, offsetting relating amounts due from Astor. The lease agreement is month to month basic.

Rent expense was $133,897 and $132,637 for 2008 and 2007 respectively.


NOTE 11 SUBSEQUENT EVENTS

During the first quarter of 2009, the Company entered in several consulting and advisory agreements. The Company issued 3,187,500 shares of its common stock as partial payment to certain consultants and for payment of professional fees for an aggregate price of $12,750.

During the first quarter of 2009, the Company issued 40,731,250 shares of its common stock valued at $189,455 in order to covert $129,891 in principal and accrued interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on an evaluation under the supervision and with the participation of the Company's management, including the CEO and the acting CFO have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Identified Material Weaknesses

During the three and six months ended December 31, 2008 the Company identified the following material weaknesses as indicated below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2008:

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

Based on management's evaluation of our internal control over financial reporting, our current CFO and CEO have concluded that Universal Detection Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2008.

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

Conclusion

The above identified material weaknesses did not result in material audit adjustments to our 2008 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Set forth below are the names, ages, positions and business experience of our directors, executive officers, and key employees as of April 14, 2008.

NAME                  AGE        POSITION
----                  ---        --------
Jacques Tizabi        38         President, Chief Executive Officer, Acting
                                 Chief Financial Officer, and Director

Matin Emouna (1)      39         Director

Tom Sepnzis           39         Director

Ali Moussavi          37         Vice President of Global Strategy

(1) Member of Audit and Compensation Committees.

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Officers serve at the pleasure of the board of directors.

There are no family relationships among any of our directors, executive officers, or persons nominated or chosen as our directors or executive officers.

On April 1, 2009, Dr. Leonard Makowka resigned from the Board of Directors of the Company. Dr. Leonard Makowka is no longer a director of the Company. He was a director for all of 2008 and 2009 through April 1.

On April 2, 2009, the Board of Directors voted to fill the vacancy created by Dr. Makowka's resignation by electing Mr. Tom Sepnzis as a director.

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


TOM SEPNZIS became a director of our Company in April of 2009. Mr. Sepnzis worked for over a decade on Wall Street, becoming one of the most highly respected telecommunications analysts, earning the #1 ranking by Forbes magazine one week before his departure. Starting his career as an equities trader at Punk, Ziegel he later moved to the firms Piper Jaffrey Soundview Financial, Oppenheimer, and Think Equity as a telecommunications analyst. Switching careers to the entertainment business, he now is the CEO and founder of Ascension Pictures, in which capacity he produces and directs commercials, music videos, documentaries and full length feature films.

COMMITTEES

Our Audit Committee currently consists of Mr. Matin Emouna. Each Audit Committee member is independent within the meaning of the applicable NASDAQ listing standards and applicable rules and regulations promulgated by the Securities and Exchange Commission. Our Audit Committee currently does not have a financial expert within the meaning of the applicable SEC rules as management does not believe one is necessary in light of the Company's current stage of product development.

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. Our Compensation Committee currently consists of Mr. Matin Emouna.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2008, we believe our executive officers, directors and greater than ten percent shareholders of our common stock, complied with all Section 16(a) filing requirements applicable to them.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for the fiscal year ended December 31, 2008. The following table summarizes all compensation for fiscal year 2008 received by our Chief Executive Officer. No other executive officer earned in excess of $100,000 in fiscal year 2008.

                                                 SUMMARY COMPENSATION TABLE
                                                                                                        Nonquali-
                                                                                                        fied
                                                                                        Non-Equity      Deferred   All
                                                                                        Incentive       Compen-    Other
                                                                Stock     Option        Plan            sation     Compen-
       Name and                             Salary      Bonus   Awards    Awards        Compensation    Earnings   sation     Total
       principal position          Year     ($)         ($)     ($)       ($)           ($)             ($)        ($)        ($)

       Jacques Tizabi,
       President, CEO, Acting CFO   2008    $275,625     --      --        --            --              --         --         $0




OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following reflects all compensation awarded to, earned by, or paid to the directors for the fiscal year ended December 31, 2008


                                          OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                  OPTION AWARDS                                 STOCK AWARDS

                 Number of   Number of     Equity          Option   Option      Number of   Market    Equity       Equity
                 securities  securities    incentive       exercise expiration  shares or   value     incentive    incentive
                 underlying  underlying    plan awards:    price    date        units of    of        plan         plan
Name             unexercised unexercised   number of       ($)                  stock       shares    awards:      awards:
                 options (#) options (#)   securities                           that have   or        number of    market or
                 Exercisable Unexercisable underlying                           not         units     unearned     payout
                                           unexercised                          vested (#)  of        shares,      value of
                                           earned                                           stock     units, or    unearned
                                           options (#)                                      that      other        shares,
                                                                                            have      rights       units, or
                                                                                            not       that have    other
                                                                                            vested    not vested   rights
                                                                                            ($)       (#)          that have
                                                                                                                   not vested
                                                                                                                   ($)


DIRECTOR COMPENSATION

The following reflects all compensation awarded to, earned by, or paid to the directors below for the fiscal year ended December 31, 2008.

                                                     DIRECTOR COMPENSATION
                                                                                        Change in
                                                                                        Pension
                                                                           Non-Equity   Value and
                                                                           Incentive    Nonqualified   All
                                                                           Plan         Deferred       Other
                                    Fees Earned or   Stock      Option     Compen-      Compensation   Compen-
                                    Paid in Cash     Awards     Awards     sation       Earnings       sation     Total
     Name                           ($)              ($)        ($)        ($)          ($)            ($)        ($)

     Jacques Tizabi                       $0          --         --        --            --            --         $0

     Matin Emouna                         $0          --         --        --            --            --         $0

     Dr. Leonard Makowka                  $0          --         --        --            --            --         $0

On October 18, 2004, the Board of Directors determined to compensate independent directors in the amount of $15,000 each for services rendered through December 31, 2004. The Board also determined to compensate the independent directors $5,000 each for services to be rendered for the period January 1, 2005 through December 31, 2005. No compensation was paid to directors for the period January 1, 2006 through December 31, 2008. When we request our Board members to attend meetings in person, it is our policy to reimburse directors for reasonable travel and lodging expenses incurred in attending those Board meetings. No compensation was paid to directors


EMPLOYMENT AGREEMENTS

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

Mr. Tizabi has agreed that he will defer payment of all accrued but unpaid bonus or salary, or other compensation payable to him in excess of $150,000 per year, beginning in 2005 until future years.

We also have an employment agreement with Ali Moussavi. Mr. Moussavi's employment agreement, dated as of October 1, 2004, provides for Mr. Moussavi to serve as our Vice President of Global Strategy. The employment agreement provides for Mr. Moussavi to receive an annual base salary of $150,000. Mr. Moussavi has agreed that his annual base salary for 2008 may be paid to him in either cash or shares of our stock.


ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth information as of April 1, 2009, relating to the ownership of our common and preferred stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of each class of our capital stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of Universal Detection Technology, 9595 Wilshire Blvd., Suite 700, Beverly Hills, California 90212.

Name of Beneficial Owner                Number of Shares                      Number of Shares
------------------------                of Common Stock          Percent of   of Preferred Stock       Percent of
                                        Beneficially Owned (1)   Class (1)    Beneficially Owned (1)   Class (1)

Jacques Tizabi,                         538,899 (2)              0.05%        150                      100%
President, CEO, Acting CFO, Director

Ali Moussavi,                           0                        *            0                        *
Vice President of Global Strategy

Matin Emouna,                           0                        *            0                        *
Director

Dr. Leonard Makowka (3)                 0                        *            0                        *
Director

Directors and executive officers
as a group (4 persons)                  538,899(2)               0.05%        150                      100%

* Less than 1%.

   (1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at April 6 2009. As of April 6, 2009, we had 83,196,053 common shares, no par value, outstanding.

   (2) Includes 539,750 shares that may be acquired upon the exercise of fully vested options.

   (3) Dr. Makowka resigned from the Board of Directors effective April 1, 2009. His replacement, Mr. Tom Sepznis was appointed effective April 2 and does not appear in this table. Mr. Sepznis owns no common stock or convertible securities of the Company.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2008, the Company borrowed a total of $23,500 from its president and chief executive officer under promissory notes executed by the Company. The notes had interest rates ranging from 12% to 12.5%. The Company repaid notes totaling $90,555. No interest was paid on the notes. No principal or interest was due as of December 31, 2008.


ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Audit Committee approved the engagement of Kabani & Company as our independent auditors for $58,000.

The Audit Committee approved the engagement of AJ. Robbins, PC as our independent auditors through September 30, 2007.

AUDIT FEES

The aggregate fees billed by Kabani and Associates for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 was $58,000 and $40,000 respectively.

The aggregate fees billed by AJ. Robbins, PC for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 was approximately
$39,000.

AUDIT-RELATED FEES

None

TAX FEES

The aggregate fees billed by AJ. Robbins, PC for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2007 was approximately $7,880.

ALL OTHER FEES

No other fees were billed by Kabani & Co and AJ. Robbins, PC for the fiscal years ended December 31, 2008 and 2007.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor's independence.

ITEM 15. EXHIBITS

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

3.5      Certificate of Determination of Preferences of Preferred Shares.

3.5 Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2008).

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

4.2 2006 Stock Compensation Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on February 13, 2006).

4.3 2006 Consultant Stock Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on June 30, 2006).

4.4 2006-II Consultant Stock Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on November 22, 2006).

4.5 2009 Equity Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on February 20, 2009).

4.6 2008 Equity Incentive Plan IV (incorporated by reference to the Company's Form S-8 Registration Statement filed on September 8, 2008).

4.7 2008 Equity Incentive Plan III (incorporated by reference to the Company's Form S-8 Registration Statement filed on July 11, 2008).

4.8 2008 Equity Incentive Plan II (incorporated by reference to the Company's Form S-8 Registration Statement filed on April 23, 2008).

4.9 2008 Equity Incentive Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on February 11, 2008).

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

10.18 Form of Consulting Agreement (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on February 14,
         2006).

10.19 Form of Debt Conversion Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on July 25, 2008)

21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Company 's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 31, 2004).

23.1     Consent of Independent Registered Public Accounting Firm

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

Date:  April 16, 2009                UNIVERSAL DETECTION TECHNOLOGY


By:                                  /s/ Jacques Tizabi
                                     -------------------------------------------
                                     Jacques Tizabi, President, Chief Executive
                                     Officer, Acting Chief Financial Officer,
                                     and Chairman of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby signs this Report and hereby constitutes and appoints Jacques Tizabi, his attorney-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorney-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2009                 /s/ Jacques Tizabi
                                     -------------------------------------------
                                     Jacques Tizabi, President, Chief Executive
                                     Officer, Acting Chief Financial Officer,
                                     and Chairman of the Board of Directors


Date: April 16, 2009                 /s/ Tom Sepnzis
                                     -------------------------------------------
                                     Tom Sepnzis
                                     Director


Date: April 16, 2009                 /s/ Matin Emouna
                                     -------------------------------------------
                                     Matin Emouna
                                     Director