Form 10-Q
period 2009-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2009-05-20
CIK 763950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                         UNIVERSAL DETECTION TECHNOLOGY
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   CALIFORNIA                                95-2746949
------------------------------------------------    ----------------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                  organization)                         Identification No.)


     9595 WILSHIRE BLVD., SUITE 700
        BEVERLY HILLS, CALIFORNIA                             90212
------------------------------------------------    ----------------------------
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


Number of shares outstanding as of May 15, 2009: 300,000,406 common shares.


Transitional Small Business Disclosure Format: Yes [ ] No [ X ]


                                                     FORM 10-Q

                                                       INDEX

                                                                                                  PAGE NO.
                                                                                                  --------
PART I.     FINANCIAL
            INFORMATION
            Item 1.             Condensed Consolidated Financial Statements (unaudited) :                3
                                Notes to Condensed Consolidated Financial Statements

            Item 2.             Management's Discussion and Analysis of Financial Condition
                                and Results of Operations.                                               13

            Item 3.             Quantitative and Qualitative Disclosures About Market Risk.              21

            Item 4T.            Controls and Procedures.                                                 21

PART II.    OTHER INFORMATION
            Item 1.             Legal Proceedings                                                        22

            Item 1A             Risk Factors                                                             22

            Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds              22

            Item 3.             Defaults Upon Senior Securities                                          23

            Item 4.             Submission of Matters to a Vote of Security Holders                      23

            Item 5.             Other Information                                                        23

            Item 6.             Exhibits                                                                 24

SIGNATURES                                                                                               25



                                                    PART I
                                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                   UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                      AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
                                                     (UNAUDITED)

                                                        ASSETS

                                                                             MARCH 31, 2009   DECEMBER 31, 2008
                                                                             --------------   -----------------
CURRENT ASSETS:
Cash and cash equivalents                                                     $      1,210      $       1,910
Restricted cash                                                                         --             10,477
Accounts Receivable,net                                                                978              1,058
Prepaid expenses                                                                     6,540              3,666
                                                                              ------------       ------------

Total current assets                                                                 8,728             17,111

Deposits                                                                            10,266             10,266
Equipment, net                                                                      26,765             32,946
Patent, net                                                                         82,656             84,008
                                                                              ------------       ------------

Total assets                                                                  $    128,415       $    144,331
                                                                              ============       ============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade                                                       $  1,060,468       $  1,030,865
Accrued liabilities                                                                483,561            480,126
Accrued payroll - officers                                                         836,242            809,136
Notes payable - related party                                                       19,647             10,325
Notes payable                                                                    1,589,274          1,630,711
Accrued interest expense                                                           690,522            657,110
                                                                              ------------       ------------

Total current liabilities                                                        4,679,714          4,618,273

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares
     authorized, -0- issued and outstanding
Common stock, no par value, 20,000,000,000 shares authorized, 79,205,421 shares issued and outstanding as of March 31, 2009 and 35,286,671 shares issued and outstanding
     as of December 31, 2008                                                    29,025,548         28,823,641
Additional paid-in-capital                                                       5,313,089          5,313,089
Accumulated deficit                                                            (38,889,976)       (38,610,712)
                                                                              ------------       ------------

Total stockholders' deficit                                                     (4,551,339)        (4,473,982)
                                                                              ------------       ------------

Total liabilities and stockholders' deficit                                   $    128,375       $    144,291
                                                                              ============       ============


                         See accompanying notes to unaudited consolidated financial statements.



                      UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
                                        (UNAUDITED)

                                                              2009               2008
                                                          ------------       ------------

REVENUE, NET                                              $     15,482       $     60,375
COST OF GOODS SOLD                                               1,869             16,253
                                                          ------------       ------------

GROSS PROFIT                                                    13,613             44,122
                                                          ------------       ------------

OPERATING EXPENSES:
Selling, general and administrative                            183,600            309,700
Marketing                                                       12,325              4,423
Depreciation and amortization                                    7,533              7,534
                                                          ------------       ------------

Total expenses                                                 203,458            321,657
                                                          ------------       ------------

LOSS FROM OPERATIONS                                          (189,845)          (277,535)

OTHER INCOME (EXPENSE):
Interest income                                                     11                 60
Interest expense                                               (52,374)           (42,571)
Loss on settlement of debt                                     (37,056)          (217,480)
                                                          ------------       ------------

Total other expenses                                           (89,419)          (259,991)
                                                          ------------       ------------

NET LOSS                                                  $   (279,264)      $   (537,526)
                                                          ============       ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:          $      (0.01)      $      (0.09)
                                                          ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        54,235,466          5,940,598
                                                          ============       ============

Weighted average number of dilutive securities has no been calculated as the effect of dilutive securities would be anti-dilutive

          See accompanying notes to unaudited consolidated financial statements.



                           UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
                                             (UNAUDITED)

                                                                         2009             2008
                                                                       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(279,264)      $(537,526)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services                                                12,451         268,988
Loss on settlement of debt                                                37,056         217,480
Depreciation and amortization                                              7,533           7,534
Changes in operating assets and liabilities:
Accounts receivable                                                           80         (49,440)
Prepaid expenses                                                          (2,874)         10,827
Accounts payable and accrued liabilities                                 112,519         (23,622)
                                                                       ---------       ---------

Net cash used in operating activities                                   (112,499)       (105,760)
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in restricted cash                                    10,477             (57)
                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                                --              --
Proceeds from sale of common stock                                            --              --
Proceeds from notes payable-related party                                 17,298           3,500
Proceeds from notes payable                                               92,000         128,000
Payments on notes payable - related party                                 (7,976)        (27,058)
Payments on notes payable                                                     --          (4,710)
                                                                       ---------       ---------

Net cash provided by  financing activities                               101,322          99,732
                                                                       ---------       ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (700)         (6,085)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,910           9,555
                                                                       ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   1,210       $   3,470
                                                                       =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax                                                             $      --       $      --
                                                                       =========       =========
Interest Paid                                                          $      --       $     736
                                                                       =========       =========

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest              $ 189,456       $ 491,233
                                                                       =========       =========

               See accompanying notes to unaudited consolidated financial statements.

                                                 5

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Detection Technology and Subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

GOING CONCERN

As of March 31, 2009, the Company had a working capital deficit of $4,670,986 and an accumulated deficit of $38,889,976. The Company incurred a net loss of $279,264 for the three month period ended March 31, 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the first three months of 2009, the Company sold detection kits under various purchase agreements and had consulting revenue for $15,482. The Company also entered into various agreements to sell 40,731,250 shares of its common stock to a third party in order to convert their debt to the respective parties. The value of the stock issued in consideration for the debt conversion was $189,456.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

On January 12, 2009 FASB issued EITF 99-20-01, "AMENDMENT TO THE IMPAIRMENT GUIDANCE OF EITF ISSUE NO. 99-20." This FSP amends the impairment guidance in EITF Issue No.99-20, "RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED BENEFICIAL INTERESTS AND BENEFICIAL INTERESTS THAT CONTINUE TO BE HELD BY A TRANSFEROR IN SECURITIZED FINANCIAL ASSETS," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


NOTE 3 - PATENTS

As of March 31, 2009, and December 31, 2008, the patent value is as follows:


                            March 31, 2009   December 31, 2008
                            --------------   -----------------
                              (unaudited)        (audited)
Patent Costs                  $ 117,341         $ 117,341
Accumulated Amortization        (34,685)          (33,333)
                              ---------         ---------
Patent, Net                   $  82,656         $  84,008
                              =========         =========

Total amortization expense was $1,352 and $1,352 for the three months ended March 31, 2009 and 2008 respectively.

NOTE 4 - NOTES PAYABLE
During the three month period ended March 31, 2009, the Company borrowed an aggregate of $92,000 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.0% per annum, and are due on or before February 11, 2010. No principal or interest payments have been made on these notes.

As of March 31, 2009 and December 31, 2008, the Company had total notes payable of $1,589,274 and $1,630,711.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company was involved in the following litigations:

a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

     On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "AGREEMENT"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. As of March 31, 2009 and December 31, 2008, the Company has accrued $469,444 and $456,607 respectively for this settlement including principal and interest.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


b) On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of March 31, 2009, $48,357 was due under the agreement.

c)   On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the
     Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014 plus interest at the legal rate and for costs of suit. UDT strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, discovery has commenced, and trial has been set for October 29, 2007. There is also a Motion for Summary Judgment set for September 11, 2007. The Summary Judgment was granted in NBGI's favor, and Judgment has been entered.


From time to time, the Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.


NOTE 6- STOCKHOLDERS' EQUITY

During the three month period ended March 31, 2009, the Company issued 3,187,500 shares of common stock as payment for consulting or other professional fees for an aggregate amount of $12,451.

During the three month period ended March 31, 2009, the Company entered various agreements to convert $152,400 of indebtedness into 40,731,250 shares of common stock the fair market value of the stock on the date of agreement & issuance was $189,456. The Company recorded a loss on settlement of debt of $37,056.


COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

On July 1, 2008, the Board of Directors adopted the 2008-3 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company initially reserved 2,500,000 shares of its common stock for awards to be made under the Plan. 2,500,000 of the shares reserved under this plan have been issued.

On September 2, 2008, the Board of Directors adopted the 2008-4 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs). Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service provider, provided that such services are no it connection with the offer and sale of securities in a capital raising transactions. The company initially reserved 3,800,000 shares of its common stock for awards to be made under the Plan. 3,800,000 of the shares reserved under this plan have been issued.

On February 15, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan (the "Plan.") The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs). Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are no it connection with the offer and sale of securities in a capital raising transactions. The company initially reserved 10,000,000 shares of its common stock for awards to be made under the Plan. 8,187,500 of the shares reserved under this plan have been issued.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


Warrants:

There were no warrants granted during the three month period ended March 31, 2009.

Common stock purchase options and warrants consisted of the following as of March 31, 2009.

                                                                                            Aggregated
                                                                        Exercise            Intrinsic
                                                          # shares        Price               Value
                                                     ----------------------------------------------------
OPTIONS:
Outstanding and exercisable, December 31, 2008                 539,750  $2 to $66          $           -
     Granted                                                         -                                 -
     Exercised                                                       -                                 -
     Expired                                                         -                                 -
                                                     ------------------                   ---------------
Outstanding and exercisable, March 31, 2009                    539,750  $2 to $66          $           -

WARRANTS:
Outstanding and exercisable, December 31, 2008                  53,000  $2 to $140         $           -
     Granted                                                         -                                 -
     Exercised                                                       -                                 -
     Expired                                                         -                                 -
                                                                                          ---------------
                                                     ------------------
Outstanding and exercisable, March 31, 2009                     53,000  $2 to $140         $           -


Options:

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations (APB No. 25).

The Company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the quarter ended March 31, 2009 includes compensation expense for all stock-based compensation awards vested during the quarter ended March 31, 2009, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of SFAS 123-R, no expense has been recorded during the three month period ended March 31, 2009.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009


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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009, the Company borrowed an aggregate of $4,300 in principal with interest rates of 12.0% and repaid $4,300 in principal payments under various promissory note agreements to its president and CEO. No interest has been paid under these agreements

During the three months ended March 31, 2009, the Company borrowed an aggregate of $12,998 in principal with interest rates of 12.0% under various promissory note agreements to its Vice President of Global Strategies. No principal or interest has been paid on these notes.

During the three months ended March 31, 2009, the Company issued an aggregate of 11,800,000 shares of common stock directly to its Vice President of Global Strategies, in connection with the satisfaction of third party debt as instructed by the note holder. The value of the common stock on the days of issuance was $46,820.


NOTE 8 - SUBSEQUENT EVENTS

During April 2009, the Company issued an aggregate of 2,500,000 shares of common stock to an employee for services rendered valued at approximately $7,500.

During April 2009, the Company issued an aggregate of 117,386,666 shares of common stock to its President and CEO for partial payment of accrued and unpaid salary valued at approximately $352,160.

During April and May 2009, the Company issued an aggregate of 3,812,500 shares of common stock to various consultants for services rendered valued at approximately $14,438.

During April and May 2009, the Company entered in various agreements to covert outstanding debt to 97,105,187 shares of common stock valued at approximately $323,198. The shares were issued in April and May.

During April and May 2009, the Company borrowed an aggregate of $35,346 from third parties under various promissory note agreements. The notes carry interest at 12%. The notes are due on or before February 2011.

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

OVERVIEW

We are engaged in the research, development, and marketing of bioterrorism detection devices, radiation detectors, and counter terrorism training references. In August 2002, we entered into a Technology Affiliates Agreement with NASA's Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bioterrorism detection equipment. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product named BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax.

Our management continues to gain expertise in anti-terrorism techniques and solutions. Through partnerships with various third parties, we have commenced sales and marketing of bioterrorism hand held assays, radiation detection systems, surveillance cameras, and training references.

During the three months ended March 31, 2009 we spent an aggregate of $163,093 on selling, general and administrative expenses, research and development expenses and marketing expenses. This amount represents a 48% decrease over the comparable year-ago period. The decrease is principally attributable to a reduction in compensation expenses.

Our working capital deficit at March 31, 2009, was $4,670,986. Our independent auditors' report, dated April 14, 2009 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2008. We require approximately $2.3 million to repay indebtedness in the next 12 months.

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

THREE MONTHS ENDED March 31, 2009 COMPARED TO THE THREE MONTHS ENDED March 31, 2008

REVENUE. Total revenue for the three months ended March 31, 2009 was $15,482, as compared to revenue of $60,375 for the same period in the prior fiscal year, a decrease of $44,893. The decrease is primarily due to a reduction in consulting services.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2009 were $203,458 representing a decrease of $118,199. Total selling, general and administrative expenses for the three months ended March 31, 2009 were $195,925 representing a decrease of $118,198 (38%) as compared to the same period in the prior fiscal year. These decreases are principally attributable to _decrease in professional fees and in stock based compensation.

OTHER INCOME(EXPENSE). Other income (expense) amounted to ($89,419) for the three months ended March 31, 2009 as compared to ($259,911) for the corresponding period of the prior year. The change is principally related to loss recognized on stock issued for settlement of debt.

NET LOSS. Net loss for the three months ended March 31, 2009 was $279,264, as compared to a net loss of $537,526 for the same period in the prior fiscal year, representing a decrease of $258,262. The primary reason of this a reduction in the amount of loss realized from the settlement of debt and decrease in compensation related expenses.


LIQUITY AND CAPITAL RESOURCES

We require approximately $2.3 million to repay debt and $300,000 to execute our business plan in the next twelve months. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that uses of our available capital during the next 12 months principally will be for:

         o administrative expenses, including salaries of officers and other employees we plan to hire;

         o        repayment of debt;

         o        sales and marketing;

         o        product testing and manufacturing; and

         o expenses of professionals, including accountants and attorneys.

Our working capital deficit at March 31, 2009 was $4,670,986. Our independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2008. We require approximately $2.3 million to repay indebtedness including interest in the next 12 months. The following provides principal terms of our outstanding debt as of March 31, 2009:

o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of March 31, 2009, we have $469,444 accrued for including interest relating to this matter.

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2009, there was $161,000 principal amount (and $70,756 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2009, there was $71,500 principal amount (and $34,709 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of March 31, 2009, we owed $37,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $14,975 due on August 31, 2006 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $1,821 in principal and $1,929 in interest. We did not make our scheduled payment on August 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on February 14, 2007 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $27,598 in principal and $12,206 in interest. We did not make our scheduled payment on February 14, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on February 23, 2007 with an interest rate of 12.5% per annum. As of March 31, 2009, we paid off the remaining principal balance and owed $3,281 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on March 20, 2007 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $13,281 in interest. We did not make our scheduled payment on March 20, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on April 5, 2007 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $44,550 in principal and $7,642 in interest. We did not make our scheduled payment on April 5, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on April 13, 2007 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $21,010 in principal and $7,219 in interest. We did not make our scheduled payment on April 13, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 1, 2007 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $31,455 in principal and $13,483 in interest. We did not make our scheduled payment on November 1, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on December 7, 2007 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $6,875 in interest. We did not make our scheduled payment on December 7, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on January 11, 2008 with an interest rate of 12% per annum. As of March 31, 2009, we owed $3,000 in principal and $90 in interest. We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on February 13, 2008 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $7,813 in interest. We did not make our scheduled payment on February 13, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on March 6, 2008 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $4,896 in interest. We did not make our scheduled payment on March 6, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on March 12, 2008 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $7,750 in interest. We did not make our scheduled payment on March 12, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on October 3, 2008 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $4,428 in interest. We did not make our scheduled payment on October 3, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on April 11, 2008 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $7,083 in interest. We did not make our scheduled payment on April 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on May 30, 2008 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $10,000 in interest. We did not make our scheduled payment on May 30, 2008. We have verbally extended the unpaid note and the due date and other terms are being negotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on November 2, 2008 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $5,000 in interest. We did not make our scheduled payment on November 2, 2008. We have verbally extended the unpaid note and the due date and other terms are being negotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on January 11, 2008 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $13,100 in principal and $2,284 in interest. We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being negotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on July 8, 2008 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $3,125 in interest. We did not make our scheduled payment on July 8, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on August 4, 2008 with an interest rate of 12% per annum. As of March 31, 2009, we owed $1,200 in interest. We did not make our scheduled payment on August 4, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on August 11, 2008 with an interest rate of 12% per annum. As of March 31, 2009, we owed $2,380 in interest. We did not make our scheduled payment on August 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on August 13, 2008 with an interest rate of 12% per annum. As of March 31, 2009, we owed $2,700 in interest. We did not make our scheduled payment on August 13, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 27, 2008 with an interest rate of 12% per annum. As of March 31, 2009, we owed $3,900 in interest. We did not make our scheduled payment on August 27, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on August 28, 2008 with an interest rate of 12% per annum. As of March 31, 2009, we owed $1,690 in interest. We did not make our scheduled payment on August 28, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on September 6, 2008 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $1,734 in interest. We did not make our scheduled payment on September 6, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on April 2, 2009 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $2,500 in interest. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $19,000 due on April 2, 2009 with an interest rate of 12.5% per annum. As of March 31, 2009 we owed $2,375 in interest. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on May 2, 2009 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $3,438 in interest. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on May 6, 2009 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $4,010 in interest. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on June 13, 2009 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $20,000 in principal and $3,333 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on December 24, 2009 with an interest rate of 12.5% per annum. As of March 31, 2009, we owed $3,750 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on July 15, 2009 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $2,975 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on July 17, 2009 with an interest rate of 13.0% per annum. As of March 31, 2009, we owed $1,381 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $34,000 due on July 22, 2009 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $2,720 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on August 5, 2009 with an interest rate of 10.0% per annum. As of March 31, 2009, we owed $1,303 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,500 due on August 27, 2009 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $1,645 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $55,000 due on August 28, 2009 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $3,850 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on November 13, 2009 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $1,250 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,000 due on November 18, 2009 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $720 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $27,000 due on December 2, 2009 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $1,080 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on December 15, 2009 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $900 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on October 9, 2009 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $1,500 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,000 due on January 9, 2010 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $120 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $8,000 due on January 13, 2010 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $240 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $5,000 due on January 16, 2010 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $150 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $33,000 due on January 22, 2010 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $660 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on February 11, 2010 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $260 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,000 due on February 20, 2010 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $120 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on February 11, 2010 with an interest rate of 12.0% per annum. As of March 31, 2009, we owed $340 in interest.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. Since March 2009 we have converted certain debt into 97,105,187 shares of common stock valued at $323,198

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. The more recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a price it believes to be fair to the Company. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "Agreement"). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. As of March 31, 2009, we have accrued $469,444 for this settlement including principal and interest.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of March 31, 2009, $48,357 was due under the agreement.

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


ITEM 1A.  RISK FACTORS

Not Applicable.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of 2009, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

o During the three months ended March 31, 2009, we issued 40,731,250 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $189,455.
o During April and May 2009,, we issued 97,105,187 shares of common stock to various note holders to covert outstanding debt obligations valued at approximately $323,198.

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

         o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2009, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of March 31, 2009, we owed $70,756 in interest on this note.

         o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2009, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of March 31, 2009, we owed $34,709 in interest on this note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM  5. OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS.

EXHIBIT LIST

Exhibit Number          Description


-------------------------------------- -----------------------------------------
10.1                                   Form of Note Conversion Agreement
-------------------------------------- -----------------------------------------
Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,
                                       filed herewith
-------------------------------------- -----------------------------------------
Exhibit 32                             Certification Pursuant to 18 U.S.C.
                                       Section 1350, As Adopted Pursuant to
                                       Section 906 of the Sarbanes-Oxley Act of
                                       2002, filed herewith.
-------------------------------------- -----------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 20, 2009                 UNIVERSAL DETECTION TECHNOLOGY



                                    /s/ Jacques Tizabi
                                    -------------------------------------------
                                    Jacques Tizabi,
                                    President, Chief Executive Officer
                                    (Principal Executive Officer), and Acting
                                    Chief Financial Officer (Acting Principal
                                    Financial Officer)