Form 10-Q
period 2009-06-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2009-08-14
CIK 763950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                         UNIVERSAL DETECTION TECHNOLOGY
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            CALIFORNIA                                  95-2746949
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


   340 NORTH CAMDEN DRIVE, SUITE 302
      BEVERLY HILLS, CALIFORNIA                           90210
---------------------------------------   --------------------------------------
(Address of principal executive offices)               (Zip Code)


                    Issuer's telephone number: (310) 248-3655


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one):     Large accelerated filer [ ]           Accelerated  filer [ ]
          Non-accelerated filer [ ]             Smaller reporting company [X]


Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


Number of shares outstanding as of August 15, 2009: 639,641,678 common shares.


Transitional Small Business Disclosure Format: Yes [ ] No [X]


                                    FORM 10-Q

                                      INDEX

                                                                                                      PAGE NO.
                                                                                                     ----------
PART I.     FINANCIAL
            INFORMATION

            Item 1.             Condensed Consolidated Financial Statements (unaudited) :                 3
                                Notes to Condensed Consolidated Financial Statements

            Item 2.             Management's Discussion and Analysis of Financial Condition              16
                                and Results of Operations.

            Item 3.             Quantitative and Qualitative Disclosures About Market Risk.              25

            Item 4T.            Controls and Procedures.                                                 25

PART II.    OTHER INFORMATION

            Item 1.             Legal Proceedings                                                        26

            Item 1A             Risk Factors                                                             26

            Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds              27

            Item 3.             Defaults Upon Senior Securities                                          27

            Item 4.             Submission of Matters to a Vote of Security Holders                      27

            Item 5.             Other Information                                                        27

            Item 6.             Exhibits                                                                 29

SIGNATURES





                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
                                   (UNAUDITED)

                                     ASSETS
                                                      JUNE 30, 2009   DECEMBER 31, 2008
                                                      -------------    ---------------
CURRENT ASSETS:
Cash and cash equivalents                             $       5,456    $         1,910
Restricted cash                                                  --             10,477
Accounts Receivable, net                                        234              1,058
Inventory                                                     5,852                 --
Prepaid expenses                                              7,100              3,666
                                                      -------------    ---------------

Total current assets                                         18,642             17,111

Deposits                                                     21,300             10,226
Equipment, net                                               20,583             32,946
Patent, net                                                  81,305             84,008
                                                      -------------    ---------------

Total assets                                          $     141,830    $       144,291
                                                      =============    ===============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade                               $   1,084,414    $     1,030,865
Accrued liabilities                                         494,966            480,126
Accrued payroll - officers                                  403,422            809,136
Notes payable - related party                                19,647             10,325
Notes payable                                             1,569,383          1,630,711
Accrued interest expense                                    671,508            657,110
                                                      -------------    ---------------

Total current liabilities                                 4,243,340          4,618,273

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares
     authorized, -0- issued and outstanding
Common stock, no par value, 20,000,000,000 shares
     authorized, 435,144,101 shares issued and
     outstanding as of June 30, 2009 and 35,286,671
     shares issued and outstanding as of
     December 31, 2008                                   30,232,193         28,823,641
Additional paid-in-capital                                5,313,089          5,313,089
Accumulated deficit                                     (39,646,792)       (38,610,712)
                                                      -------------    ---------------

Total stockholders' deficit                              (4,101,510)        (4,473,982)
                                                      -------------    ---------------

Total liabilities and stockholders' deficit           $     141,830    $       144,291
                                                      =============    ===============


     See accompanying notes to unaudited consolidated financial statements.




            UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
                              (UNAUDITED)

                                                           2009              2008
                                                       -------------    -------------

REVENUE, NET                                           $      15,482    $      62,570
COST OF GOODS SOLD                                             1,868           18,205
                                                       -------------    -------------

GROSS PROFIT                                                  13,614           44,365
                                                       -------------    -------------

OPERATING EXPENSES:
Selling, general and administrative                          475,192          743,649
Marketing                                                     54,925            7,936
Depreciation and amortization                                 15,067           15,066
                                                       -------------    -------------

Total expenses                                               545,184          766,651
                                                       -------------    -------------

LOSS FROM OPERATIONS                                        (531,570)        (722,286)

OTHER INCOME (EXPENSE):
Interest income                                                   12              102
Interest expense                                             (77,281)         (90,637)
Penalties                                                         --              (10)
Loss on settlement of debt                                  (427,241)        (420,575)
                                                       -------------    -------------

Total other expenses                                        (504,510)        (511,120)
                                                       -------------    -------------

NET LOSS                                               $  (1,036,080)   $  (1,233,407)
                                                       =============    =============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:       $      (0.007)   $      (0.154)
                                                       =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     157,374,747        8,018,377
                                                       =============    =============

Weighted average number of dilutive securities has no been calculated as the effect of dilutive securities would be anti-dilutive

     See accompanying notes to unaudited consolidated financial statements.





                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)

                                                          2009               2008
                                                       -------------    -------------

REVENUE, NET                                           $          --    $       2,194
COST OF GOODS SOLD                                                --            1,952
                                                       -------------    -------------

GROSS PROFIT                                                      --              242
                                                       -------------    -------------

OPERATING EXPENSES:

Selling, general and administrative                          291,692          433,949
Marketing                                                     42,500            3,514
Depreciation and amortization                                  7,533            7,533
                                                       -------------    -------------

Total expenses                                               341,725          444,996
                                                       -------------    -------------

LOSS FROM OPERATIONS                                        (341,725)        (444,754)

OTHER INCOME (EXPENSE):
Interest income                                                   --               43
Interest expense                                             (24,906)         (48,065)
Penalties                                                         --              (10)
Loss on settlement of debt                                  (390,184)        (203,095)
                                                       -------------    -------------

Total other expenses                                        (415,090)        (251,127)
                                                       -------------    -------------

NET LOSS                                               $    (756,815)   $    (695,881)
                                                       =============    =============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:       $      (0.003)   $      (0.069)
                                                       =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     260,634,355       10,105,873
                                                       =============    =============

Weighted average number of dilutive securities has no been calculated as the effect of dilutive securities would be anti-dilutive

     See accompanying notes to unaudited consolidated financial statements.




                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)

                                                                       2009           2008
                                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(1,036,080)   $(1,233,407)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services                                              472,212        445,075
Loss on settlement of debt                                              427,241        420,575
Depreciation and amortization                                            15,067         15,066
Changes in operating assets and liabilities:
Deposits                                                                (11,074)            --
Patent costs                                                                 --             --
Accounts receivable                                                         824        (50,293)
Prepaid expenses                                                         (3,434)       (15,000)
Assets held for sale                                                     (5,852)            --
Accounts payable and accrued liabilities                               (260,044)       126,457
                                                                    -----------    -----------

Net cash used in operating activities                                  (401,140)      (291,528)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in restricted cash                                   10,477            (98)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party                                32,492          9,600
Proceeds from notes payable                                             384,887        322,000
Payments on notes payable - related party                               (23,170)       (38,057)
Payments on notes payable                                                    --         (9,620)
                                                                    -----------    -----------

Net cash provided by financing activities                               394,209        283,923
                                                                    -----------    -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      3,546         (7,702)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,910          9,555
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     5,456    $     1,853
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax                                                          $        --    $        --
                                                                    ===========    ===========
Interest Paid                                                       $        --    $     1,273
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest           $   936,338    $   622,306
                                                                    ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.


                                       6

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Detection Technology and Subsidiaries., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and
Item 310 of Regulation S-K, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results of the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

GOING CONCERN

As of June 30, 2009, the Company had a working capital deficit of $4,230,550 and an accumulated deficit of $39,646,792. The Company incurred a net loss of $1,036,080 for the six month period ended June 30, 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the first six months of 2009, the Company sold detection kits under various purchase agreements and had consulting revenue for $15,482. The Company also entered into various agreements to issue 250,805,180 shares of its common stock to a third parties in order to convert outstanding debt to the respective parties. The value of the stock issued in consideration for the debt conversion was $936,338.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


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

On January 12, 2009 FASB issued EITF 99-20-01, "AMENDMENT TO THE IMPAIRMENT GUIDANCE OF EITF ISSUE NO. 99-20." This FSP amends the impairment guidance in EITF Issue No.99-20, "RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED BENEFICIAL INTERESTS AND BENEFICIAL INTERESTS THAT CONTINUE TO BE HELD BY A TRANSFEROR IN SECURITIZED FINANCIAL ASSETS," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 3 - PATENTS

As of June 30, 2009, and December 31, 2008, the patent value is as follows:


                                                    June 30,        December 31,
                                                      2009             2008
                                                   ---------         ---------

Patent Costs                                       $ 117,341         $ 117,341
Accumulated Amortization                             (36,036)          (33,333)
                                                   ---------         ---------
Patent, Net                                        $  81,305         $  84,008
                                                   =========         =========


Total amortization expense was $2,704 and $2,704 for the six months ended June 30, 2009 and 2008 respectively.


NOTE 4 - NOTES PAYABLE

During the first quarter of 2009, the Company borrowed an aggregate of $92,000 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.0% per annum, and are due on or before February 11, 2011. No interest or principal payments have been made on the notes.

During the second quarter of 2009, the Company borrowed an aggregate of $318,887 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.0% per annum, and are due on or before June 29, 2011. No principal or interest payments have been made on these notes.

As of June 30, 2009 and December 31, 2008, the Company had total notes payable of $1,569,383 and $1,630,711.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company was involved in the following litigations:

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

     On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "AGREEMENT"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. As of June 30, 2009 and December 31, 2008, the Company has accrued $482,281 and $456,607 respectively for this settlement including principal and interest.

b) On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of June 30, 2009, $48,357 was due under the agreement.

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 6- STOCKHOLDERS' EQUITY

During the three month period ended June 30, 2009, the Company issued an aggregate of 138,031,826 shares of common stock to employees for services rendered to the Company. The Company recorded the expense at the fair market value of the shares of $427,233.

During the three month period ended June 30, 2009, the Company issued 7,832,924 shares of common stock as payment for consulting or other professional fees for an aggregate amount of $32,329.

During the three month period ended June 30, 2009, the Company entered various agreements to convert $356,699 of indebtedness into 210,073,930 shares of common stock. The fair market value of the stock on the date of agreement and issuances was $746,882. The Company recorded a loss on settlement of debt of $390,185.

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


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

On September 2, 2008, the Board of Directors adopted the 2008-4 Equity Incentive Plan (the "Plan"). The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs). Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service provider, provided that such services are not in connection with the offer and sale of securities in a capital raising transactions. The company initially reserved 3,800,000 shares of its common stock for awards to be made under the Plan. 3,800,000 of the shares reserved under this plan have been issued.

On February 15, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan (the "Plan.") The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are no it connection with the offer and sale of securities in a capital raising transactions. The company initially reserved 10,000,000 shares of its common stock for awards to be made under the Plan. 10,000,000 of the shares reserved under this plan have been issued.

On May 15, 2009, the Board of Directors adopted the 2009-2 Equity Incentive Plan (The "Plan".) The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 60,000,000 shares of its common stock for awards to be made under the Plan. 20,457,250 of the share under this plan have been issued.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


Warrants:

There were no warrants granted during the three month period ended June 30, 2009.

Common stock purchase options and warrants consisted of the following as of June 30, 2009.

                                                                              Aggregated
                                                                Exercise      Intrinsic
                                                 # shares        Price          Value
                                               -----------     ---------     -----------
OPTIONS:
Outstanding and exercisable, December 31, 2008     539,750     $2 to $66     $        --
     Granted                                            --                            --
     Exercised                                          --                            --
     Expired                                            --                            --
                                               -----------                   -----------
Outstanding and exercisable, June 30, 2009         539,750     $2 to $66     $        --

WARRANTS:
Outstanding and exercisable, December 31, 2008      53,000     $2 to $140    $        --
     Granted                                            --                            --
     Exercised                                          --                            --
     Expired                                       (41,640)                           --
                                               -----------                   -----------
Outstanding and exercisable, June 30, 2009          11,360     $2 to $140    $        --

Options:

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations (APB No. 25).

The Company adopted SFAS No. 123-R effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the six months ended June 30, 2009 includes compensation expense for all stock-based compensation awards vested during the six months ended June 30, 2009, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of SFAS 123-R, no expense has been recorded during the six month period ended June 30, 2009.

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2009, the Company borrowed an aggregate of $17,371 in principal with interest rates of 12.0% and repaid $17,371 in principal payments under various promissory note agreements to its president and CEO. No interest has been paid under these agreements.

During the three months ended June 30, 2009, the Company issued an aggregate of 12,000,000 shares of common stock directly to its Vice President of Global Strategies, in connection with the satisfaction of third party debt as instructed by the note holder. The value of the common stock on the days of issuance was $35,600.

During the three months ended June 30, 2009 the Company issued an aggregate of 117,386,666 shares of common stock to its president and CEO, in connection with payment for accrued salary. The value of the common stock on the day of issuance was $352,160.

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


NOTE 8 - SUBSEQUENT EVENTS

During July 2009, the Company issued an aggregate of 7,291,666 shares of common stock to employees for services rendered valued at approximately $72,200.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


During July 2009, the Company issued an aggregate of 6,500,000 shares of common stock to various consultants for services rendered valued at approximately $18,550.

During July and August 2009, the Company entered in various agreements to covert outstanding debt to 152,715,279 shares of common stock valued at approximately $529,902. The shares were issued in July and August.

During July 2009, the Company borrowed an aggregate of $25,000 from third parties under various promissory note agreements. The notes carry interest at 12%. The notes are due on or before July 2010.

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

During the six months ended June 30, 2009 we spent an aggregate of $530,117 on selling, general and administrative expenses, research and development expenses and marketing expenses. This amount represents a 30% decrease over the comparable year-ago period. The decrease is principally attributable to a reduction in compensation expenses and professional fees.

Our working capital deficit at June 30, 2009, was $4,230,550. Our independent auditors' report, dated April 14, 2009 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2008. We require approximately $2.25 million to repay indebtedness in the next 12 months.

We plan to engage more in value added services to complement our bioterrorism detection technologies. We now supply our proprietary bacterial spore detection system (BSM-2000), bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, surveillance cameras, radiation detection systems, and counter-terrorism training references.

We plan to continue expanding our product base and to sell our products to more users inside and outside the U.S. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful. We plan to seek and find third parties interested in collaborating on further research and development on BSM-2000. Such research shall be aimed at making BSM-2000 more user-friendly, developing a less complicated interface and software, and designing a lighter casing. The ideal third party collaborator would also assist us in marketing BSM-2000 more aggressively. There is no guarantee that any such collaborators will be found and, if found, that this strategy will be successful. The current version of BSM-2000 is functional and available for sale. To date, we have sold two units to the Government of the United Kingdom and we intend to develop a more wide-spread use for BSM-2000 through our planned collaborative research, development, sales, and marketing efforts. On July 28, 2009 we announced that we have been granted a patent from the U.S. Patent and Trademark Office (USPTO) for BSM-2000. The patent is the second for the technology licensed from the California Institute of Technology.

On July 25, 2008, we effected a reverse stock split of our common stock. The reverse split was effected on a one-for-200 basis, resulting in 14,211,953 number of shares outstanding immediately following the stock split. All common stock numbers in this Quarterly Report on Form 10-Q, reflect the implementation of the reverse split.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

SIX MONTHS ENDED June 30, 2009 COMPARED TO THE SIX MONTHS ENDED June 30, 2008

REVENUE. Total revenue for the six months ended June 30, 2009 was $ 15,482, as compared to revenue of $62,570 for the same period in the prior fiscal year, a decrease of $47,088. The decrease is primarily due to a reduction in consulting services.

OPERATING EXPENSES. Total operating expenses for the six months ended June 30, 2009 were $545,184 representing a decrease of $221,467. Total selling, general and administrative expenses for the six months ended June 30, 2009 were $475,192 representing a decrease of $268,457 (36%) as compared to the same period in the prior fiscal year. These decreases are principally attributable to a decrease in professional fees and in stock based compensation.

OTHER INCOME(EXPENSE). Other income (expense) amounted to ($504,510) for the six months ended June 30, 2009 as compared to ($511,120) for the corresponding period of the prior year. The change is principally related to interest accrued on the outstanding notes payable and the loss recognized on the settlement of shares issued for debt.

NET LOSS. Net loss for the six months ended June 30, 2009 was $1,036,080, as compared to a net loss of $1,233,406 for the same period in the prior fiscal year, representing a decrease of $197,326. The primary reason for this is a decrease in compensation related expenses.

LIQUITY AND CAPITAL RESOURCES

We require approximately $2.2 million to repay debt and $300,000 to execute our business plan in the next twelve months. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that uses of our available capital during the next 12 months principally will be for:

    o administrative expenses, including salaries of officers and other employees we plan to hire;

    o    repayment of debt;

    o    sales and marketing;

    o    product testing and manufacturing; and

    o    expenses of professionals, including accountants and attorneys.


Our working capital deficit at June 30, 2009 was $4,230,550. Our independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2008. We require approximately $2.2 million to repay indebtedness including interest in the next 12 months. The following provides principal terms of our outstanding debt as of June 30, 2009:

o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of June 30, 2009, we have $482,280 accrued for including interest relating to this matter.

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2009, there was $161,000 principal amount (and $74,383 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2009, there was $71,500 principal amount (and $34,709 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of June 30, 2009, we owed $40,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $14,975 due on August 31, 2006 with an interest rate of 12.5% per annum. As of June 30, 2009, we paid off the remaining principal balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on February 14, 2007 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $24,798 in principal and $12,981 in interest. We did not make our scheduled payment on February 14, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on March 20, 2007 with an interest rate of 12.5% per annum. As of June 30, 2009, we paid off the remaining principal balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on April 5, 2007 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $44,550 in principal and $9,034 in interest. We did not make our scheduled payment on April 5, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on April 13, 2007 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $8,910 in principal and $7,498 in interest. We did not make our scheduled payment on April 13, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 1, 2007 with an interest rate of 12.5% per annum. As of June 30, 2009, we paid off the remaining principal balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on December 7, 2007 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $21,408 in principal. We did not make our scheduled payment on December 7, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on January 11, 2008 with an interest rate of 12% per annum. As of June 30, 2009, we owed $3,000 in principal and $180 in interest. We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on February 13, 2008 with an interest rate of 12.5% per annum. As of June 30, 2009, we paid off the remaining principal balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on March 6, 2008 with an interest rate of 12.5% per annum. As of June 30, 2009, we paid off the remaining principal balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on March 12, 2008 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $10,000 in principal and $8,063 in interest. We did not make our scheduled payment on March 12, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on October 3, 2008 with an interest rate of 12.5% per annum. As of June 30, 2009, we paid off the remaining principal balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on April 11, 2008 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $40,000 in principal and $8,333 in interest. We did not make our scheduled payment on April 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on May 30, 2008 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $60,000 in principal and $11,875 in interest. We did not make our scheduled payment on May 30, 2008. We have verbally extended the unpaid note and the due date and other terms are being negotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on November 2, 2008 with an interest rate of 12.5% per annum. As of June 30, 2009, we paid off the remaining principal balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on January 11, 2008 with an interest rate of 12.5% per annum. As of June 30, 2009, we paid off the remaining principal balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on July 8, 2008 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $20,000 in principal and $3,750 in interest. We did not make our scheduled payment on July 8, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on August 4, 2008 with an interest rate of 12% per annum. As of March 31, 2009, we owed $7,500 in principal and $2,325 in interest. We did not make our scheduled payment on August 4, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on August 11, 2008 with an interest rate of 12% per annum. As of June 30, 2009, we paid off the remaining principal balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on August 13, 2008 with an interest rate of 12% per annum. As of June 30, 2009, we paid off the remaining principal balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 27, 2008 with an interest rate of 12% per annum. As of June 30, 2009, we owed $30,000 in principal and $4,800 in interest. We did not make our scheduled payment on August 27, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on August 28, 2008 with an interest rate of 12% per annum. As of June 30, 2009, we owed $13,000 in principal and $2,080 in interest. We did not make our scheduled payment on August 28, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on September 6, 2008 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $5,500 in principal and $1,906 in interest. We did not make our scheduled payment on September 6, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on April 2, 2009 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $20,000 in principal and $3,125 in interest. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $19,000 due on April 2, 2009 with an interest rate of 12.5% per annum. As of June 30, 2009 we owed $19,000 in principal and $2,969 in interest. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on May 2, 2009 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $30,000 in principal and $4,375 in interest. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on May 6, 2009 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $35,000 in principal and $5,104 in interest. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on June 13, 2009 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $19,090 in principal and $3,490 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on December 24, 2009 with an interest rate of 12.5% per annum. As of June 30, 2009, we owed $40,000 in principal and $5,000 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on July 15, 2009 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $35,000 in principal and $4,025 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on July 17, 2009 with an interest rate of 13.0% per annum. As of June 30, 2009, we owed $15,000 in principal and $1,869 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $34,000 due on July 22, 2009 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $34,000 in principal and $3,740 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on August 5, 2009 with an interest rate of 10.0% per annum. As of June 30, 2009, we owed $17,000 in principal and $1,813 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,500 due on August 27, 2009 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $23,500 in principal and $2,350 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $55,000 due on August 28, 2009 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $55,000 in principal and $5,500 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on November 13, 2009 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $25,000 in principal and $2,000 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,000 due on November 18, 2009 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $18,000 in principal and $1,260 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $27,000 due on December 2, 2009 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $27,000 in principal and $1,890 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on December 15, 2009 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $30,000 in principal and $1,800 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on October 9, 2009 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $25,000 in principal and $2,250 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,000 due on January 9, 2010 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $4,000 in principal and $240 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $8,000 due on January 13, 2010 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $8,000 in principal and $480 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $5,000 due on January 16, 2010 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $5,000 in principal and $300 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $33,000 due on January 22, 2010 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $33,000 in principal and $1,650 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on February 11, 2010 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $13,000 in principal and $650 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,000 due on February 20, 2010 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $12,000 in principal and $480 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on February 11, 2010 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $17,000 in principal and $850 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on May 15, 2009. As of June 30, 2009, we owed $14,000 in principal. We did not make our scheduled payment on May 15, 2009.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,500 due on April 16, 2011 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $12,500 in principal and $313 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,475 due on April 23, 2011 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $4,475 in principal and $90 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,000 due on May 1, 2011 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $9,000 in principal and $180 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on May 6, 2011 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $40,000 in principal and $800 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,000 due on May 13, 2011 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $41,000 in principal and $615 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $52,941 due on May 28, 2011 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $52,941 in principal and $529 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,450 due on June 4, 2011 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $17,450 in principal and $175 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,677 due on June 16, 2011 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $13,677 in principal and $68 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,000 due on June 29, 2011 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $23,000 in principal.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,940 due on June 9, 2011 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $18,940 in principal and $189 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $45,904 due on June 19, 2011 with an interest rate of 12.0% per annum. As of June 30, 2009, we owed $45,904 in principal and $230 in interest.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. Since June 2009 we have converted certain debt into 152,715,279 shares of common stock valued at $529,902.

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

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "Agreement"). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. As of June 30, 2009, we have accrued $482,280 for this settlement including principal and interest.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against Universal Detection Technology ("UDT")for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of June 30, 2009, $48,357 was due under the agreement.

On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against Universal Detection Technology ("UDT"). NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014.34 plus interest at the legal rate and for costs of suit. There is also a Motion for Summary Judgment set for September 11, 2007. The Summary Judgment was granted in NBGI's favor and Judgment has been entered.

On June 23, 2009, California Institute of Technology ("Cal Tech") sent a letter to Universal Detection Technology ("UDT"), asserting certain breaches by UDT of that certain License Agreement between Cal Tech and UDT effective September 30, 2009 as amended (the "License Agreement") including nonpayment of royalties, failure to pay certain prosecution and legal costs and failure to fully commercialize the patents and technologies that are licensed to UDT under the License Agreement. Cal Tech is also asserting its right to terminate the License Agreement effective June 4, 2009. UDT disagrees with the various assertions made by Cal Tech in the letter and has requested that Cal Tech submit to arbitration all matters in dispute. To date, no further action has been taken and UDT continues to perform under the License Agreement. However, there can be no assurance that the License Agreement will continue in effect, or that UDT will be able to continue the use, development and commercialization of the underlying patents and technologies. Primarily the License Agreement concerns a group of patents that support UDT's "BSM" technologies and related products. The loss of these licensed technologies would have an adverse effect on UDT's prospects until such time as alternate technologies are licensed or developed.

ITEM 1A.  RISK FACTORS


Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter of 2009, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

    o During the three months ended March 31, 2009, we issued 40,731,250 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $189,455.

    o During the three months ended June 30, 2009, we issued 210,073,930 shares of common stock to various notes holders upon the conversion of outstanding debt obligations valued at approximately $312,778.

    o During July and August 2009, we issued 125,465,279 shares of common stock to various note holders upon conversion of outstanding debt obligations valued at approximately $390,927.

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

    o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2009, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of June 30, 2009, we owed $74,383 in interest on this note.

    o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2009, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of June 30, 2009, we owed $34,709 in interest on this note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM  5. OTHER INFORMATION.

         During the three months ended June 30, 2009, we issued 210,073,930 shares of common stock to various notes holders upon the conversion of outstanding debt obligations valued at approximately $312,778.

         During July and August 2009, we issued 125,465,279 shares of common stock to various note holders upon conversion of outstanding debt obligations valued at approximately $390,927.

On June 23, 2009, California Institute of Technology ("Cal Tech") sent a letter to Universal Detection Technology ("UDT"), asserting certain breaches by UDT of that certain License Agreement between Cal Tech and UDT effective September 30, 2009 as amended (the "License Agreement") including nonpayment of royalties, failure to pay certain prosecution and legal costs and failure to fully commercialize the patents and technologies that are licensed to UDT under the License Agreement. Cal Tech is also asserting its right to terminate the License Agreement effective June 4, 2009. UDT disagrees with the various assertions made by Cal Tech in the letter and has requested that Cal Tech submit to arbitration all matters in dispute. To date, no further action has been taken and UDT continues to perform under the License Agreement. However, there can be no assurance that the License Agreement will continue in effect, or that UDT will be able to continue the use, development and commercialization of the underlying patents and technologies. Primarily the License Agreement concerns a group of patents that support UDT's "BSM" technologies and related products. The loss of these licensed technologies would have an adverse effect on UDT's prospects until such time as alternate technologies are licensed or developed.

ITEM 6.  EXHIBITS.

EXHIBIT LIST

Exhibit Number          Description
--------------          -----------

10.1                    Form of Note Conversion Agreement

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


Dated: August 14, 2009                      UNIVERSAL DETECTION TECHNOLOGY

                                            /s/ Jacques Tizabi
                                            ------------------------------------

Jacques Tizabi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)