Form 10-Q
period 2009-09-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2009-11-13
CIK 763950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2009

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the transition period from ___ to ____

                         Commission File Number 0-31012

                         UNIVERSAL DETECTION TECHNOLOGY
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                     95-2746949
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


    340 NORTH CAMDEN DRIVE, SUITE 302
        BEVERLY HILLS, CALIFORNIA                        90210
----------------------------------------    ------------------------------------
(Address of principal executive offices)              (Zip Code)


                    Issuer's telephone number: (310) 248-3655

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [XX_] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Number of shares outstanding as of November 13, 2009: 959,885,733 common shares.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]


                                              FORM 10-Q

                                                INDEX

                                                                                               PAGE NO.
                                                                                               --------
PART I.     FINANCIAL
            INFORMATION
            Item 1.             Condensed Consolidated Financial Statements (unaudited) :          3
                                Notes to Condensed Consolidated Financial Statements               7

            Item 2.             Management's Discussion and Analysis of Financial Condition
                                and Results of Operations.                                         16

            Item 3.             Quantitative and Qualitative Disclosures About Market Risk.        24

            Item 4T.            Controls and Procedures.                                           24

PART II.    OTHER INFORMATION
            Item 1.             Legal Proceedings                                                  25

            Item 1A             Risk Factors                                                       25

            Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds        26

            Item 3.             Defaults Upon Senior Securities                                    26

            Item 4.             Submission of Matters to a Vote of Security Holders                27

            Item 5.             Other Information                                                  27

            Item 6.             Exhibits                                                           27

SIGNATURES                                                                                         28



                                                    PART I
                                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
                                                  (UNAUDITED)

                                                    ASSETS
                                                                       SEPTEMBER 30, 2009     DECEMBER 31, 2008
                                                                       ------------------     -----------------
CURRENT ASSETS:
Cash and cash equivalents                                              $     10,131           $      1,910
Restricted cash                                                                --                   10,477
Accounts Receivable, net                                                      3,626                  1,058
Prepaid expenses                                                              3,044                  3,666
                                                                       ------------           ------------

Total current assets                                                         16,801                 17,111

Deposits                                                                     21,300                 10,226
Equipment, net                                                               17,185                 32,946
Patent, net                                                                  79,939                 84,008
                                                                       ------------           ------------

Total assets                                                           $    135,225           $    144,291
                                                                       ============           ============


                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade                                                $  1,080,641           $  1,030,865
Accrued liabilities                                                         502,020                480,126
Accrued payroll - officers                                                  475,774                809,136
Notes payable - related party                                                64,853                 10,325
Notes payable                                                             1,216,373              1,630,711
Accrued interest expense                                                    631,676                657,110
                                                                       ------------           ------------

Total current liabilities                                                 3,971,337              4,618,273

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares
     authorized, -0- issued and outstanding                                    --                     --
Common stock, no par value, 20,000,000,000 shares
     authorized, 870,559,903 shares issued and outstanding as of
     September 30, 2009 and 35,286,671 shares issued and outstanding
     as of December 31, 2008                                             33,040,943             28,823,641
Additional paid-in-capital                                                5,313,089              5,313,089
Accumulated deficit                                                     (42,190,144)           (38,610,712)
                                                                       ------------           ------------

Total stockholders' deficit                                              (3,836,112)            (4,473,982)
                                                                       ------------           ------------

Total liabilities and stockholders' deficit                            $    135,225           $    144,291
                                                                       ============           ============


                    See accompanying notes to unaudited consolidated financial statements.



                           UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
                                             (UNAUDITED)

                                                                    2009               2008
                                                               -------------       -------------

REVENUE, NET                                                   $      19,897       $     108,830
COST OF GOODS SOLD                                                    11,444              76,560
                                                               -------------       -------------

GROSS PROFIT                                                           8,453              32,270
                                                               -------------       -------------

OPERATING EXPENSES:
Selling, general and administrative                                1,030,087           1,183,822
Consulting                                                           962,293              24,974
Depreciation and amortization                                         19,831              22,599
                                                               -------------       -------------

Total expenses                                                     2,012,211           1,231,395
                                                               -------------       -------------

LOSS FROM OPERATIONS                                              (2,003,758)         (1,199,125)

OTHER INCOME (EXPENSE):
Interest income                                                           13                 105
Interest expense                                                     (89,557)           (142,367)
Penalties                                                               --                   (10)
Loss on settlement of debt                                        (1,486,130)           (538,370)
                                                               -------------       -------------

Total other expenses                                              (1,575,674)           (680,642)
                                                               -------------       -------------

NET LOSS                                                       $  (3,579,432)      $  (1,879,768)
                                                               =============       =============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:               $       (0.01)      $       (0.17)
                                                               =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             310,572,145          10,808,354
                                                               =============       =============

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

               See accompanying notes to unaudited consolidated financial statements.



                      UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
                                        (UNAUDITED)

                                                               2009               2008
                                                          -------------       -------------

REVENUE, NET                                              $       4,415       $      45,660
COST OF GOODS SOLD                                                9,576              58,355
                                                          -------------       -------------

GROSS PROFIT                                                     (5,161)            (12,695)
                                                          -------------       -------------

OPERATING EXPENSES:

Selling, general and administrative                             554,895             439,573
Consulting                                                      907,368              17,038
Depreciation and amortization                                     4,764               7,533
                                                          -------------       -------------

Total expenses                                                1,467,027             464,144
                                                          -------------       -------------

LOSS FROM OPERATIONS                                         (1,472,188)           (476,839)

OTHER INCOME (EXPENSE):
Interest income                                                       1                   3
Interest expense                                                (12,276)            (51,730)
Loss on settlement of debt                                   (1,058,889)           (117,795)
                                                          -------------       -------------

Total other expenses                                         (1,071,164)           (169,522)
                                                          -------------       -------------

NET LOSS                                                  $  (2,543,352)      $    (646,361)
                                                          =============       =============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:          $       (0.00)      $       (0.04)
                                                          =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        614,930,050          16,319,224
                                                          =============       =============

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

          See accompanying notes to unaudited consolidated financial statements.



                           UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
                                             (UNAUDITED)

                                                                          2009               2008
                                                                       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(3,579,432)      $(1,879,768)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services                                               1,692,124           570,274
Loss on settlement of debt                                               1,486,130           538,370
Depreciation and amortization                                               19,831            22,599
Changes in operating assets and liabilities:
Deposits                                                                   (11,074)             --
Accounts receivable                                                         (2,569)            2,855
Prepaid expenses                                                               622            10,826
Accounts payable and accrued liabilities                                  (172,133)          334,418
                                                                       -----------       -----------

Net cash used in operating activities                                     (566,501)         (400,427)
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in restricted cash                                      10,477               (98)
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party                                  103,645            12,350
Proceeds from notes payable                                                509,716           501,500
Payments on notes payable - related party                                  (49,116)          (78,373)
Payments on notes payable                                                     --             (43,009)
                                                                       -----------       -----------

Net cash provided by  financing activities                                 564,245           392,468
                                                                       -----------       -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         8,221            (8,056)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,910             9,555
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    10,131       $     1,499
                                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax                                                             $      --         $      --
                                                                       ===========       ===========
Interest Paid                                                          $      --         $     1,516
                                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest              $ 2,522,205       $   812,353
                                                                       ===========       ===========

            See accompanying notes to unaudited consolidated financial statements.

                                            6

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Detection Technology and Subsidiaries., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and
Item 310 of Regulation S-K, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results of the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK SPLIT

On July 25, 2008, the Company affected a reverse stock split of their common stock. The reverse split was affected on a one-for-two hundred basis, resulting in 14,211,953 shares outstanding immediately following the stock split. All common stock numbers in this Current Report on Form 10-Q, have been retroactively restated for the effect of the reverse split.

GOING CONCERN

As of September 30, 2009, the Company had a working capital deficit of $3,954,536 and an accumulated deficit of $42,190,144. The Company incurred a net loss of $3,579,432 for the nine month period ended September 30, 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the first nine months of 2009, the Company sold detection kits under various purchase agreements and had consulting revenue for $19,897. The Company also entered into various agreements to issue 558,262,972 shares of its common stock to third parties in order to convert outstanding debt to the respective parties. The value of the stock issued in consideration for the debt conversion was $2,522,205.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


RECLASSIFICATION

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with ASC 605 (previously Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") - A REPLACEMENT OF FASB STATEMENT NO. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, SUBSEQUENT EVENTS), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company's consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, which amends ASC Topic 820, MEASURING LIABILITIES AT FAIR VALUE, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

NOTE 3 - PATENTS

As of September 30, 2009, and December 31, 2008, the patent value is as follows:


                                         September 30, 2009    December 31, 2008
                                         ------------------    -----------------
Patent Costs                                     $ 117,341            $ 117,341
Accumulated Amortization                           (37,402)             (33,333)
                                                 ---------            ---------
Patent, Net                                      $  79,939            $  84,008
                                                 =========            =========

Total amortization expense was $4,069 and $4,054 for the nine months ended September 30, 2009 and 2008 respectively.


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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


During the third quarter of 2009, the Company borrowed an aggregate of $138,829 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.0% per annum, and are due on or before September 15, 2011. No principal or interest payments have been made on these notes.

As of September 30, 2009 and December 31, 2008, the Company had total notes payable of $1,216,373 and $1,630,711.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company was involved in the following litigations:

a) A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

     On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "AGREEMENT"). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. As of September 30, 2009 and December 31, 2008, the Company has accrued $495,118 and $456,607 respectively for this settlement including principal and interest.

b) On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of September 30, 2009, $48,357 was due under the agreement.

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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


d) On June 23, 2009, California Institute of Technology ("Cal Tech") sent a letter to Universal Detection Technology ("UDT"), asserting certain breaches by UDT of that certain License Agreement between Cal Tech and UDT effective September 30, 2009 as amended (the "License Agreement") including nonpayment of royalties, failure to pay certain prosecution and legal costs and failure to fully commercialize the patents and technologies that are licensed to UDT under the License Agreement. Cal Tech is also asserting its right to terminate the License Agreement effective June 4, 2009. UDT disagrees with the various assertions made by Cal Tech in the letter and has requested that Cal Tech submit to arbitration all matters in dispute. To date, no further action has been taken and UDT continues to perform under the License Agreement. However, there can be no assurance that the License Agreement will continue in effect, or that UDT will be able to continue the use, development and commercialization of the underlying patents and technologies. Primarily the License Agreement concerns a group of patents that support UDT's "BSM" technologies and related products. The loss of these licensed technologies would have an adverse effect on UDT's prospects until such time as alternate technologies are licensed or developed.

From time to time, the Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.


NOTE 6- STOCKHOLDERS' EQUITY

During the three month period ended September 30, 2009, the Company issued an aggregate of 21,258,010 shares of common stock to employees for services rendered to the Company. The Company recorded the expense at the fair market value of the shares of $295,683.

During the three month period ended September 30, 2009, the Company issued 106,700,000 shares of common stock as payment for consulting or other professional fees for an aggregate amount of $927,200.

During the three month period ended September 30, 2009, the Company entered various agreements to convert $526,978 of indebtedness into 307,457,792 shares of common stock. The fair market value of the stock on the date of agreement and issuances was $1,585,867. The Company recorded a loss on settlement of debt of $1,058,889.

During the three month period ended June 30, 2009, the Company issued an aggregate of 138,031,826 shares of common stock to employees for services rendered to the Company. The Company recorded the expense at the fair market value of the shares of $427,233.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


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

During the three month period ended March 31, 2009, the Company entered various agreements to convert $152,400 of indebtedness into 40,731,250 shares of common stock. The fair market value of the stock on the date of agreement & issuance was $189,456. The Company recorded a loss on settlement of debt of $37,056.


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

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


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

On May 15, 2009, the Board of Directors adopted the 2009-2 Equity Incentive Plan (The "Plan".) The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 60,000,000 shares of its common stock for awards to be made under the Plan. 20,457,250 of the shares under this plan have been issued.

On November 6, 2009, the Board of Directors adopted the 2009-3 Equity Incentive Plan (The "Plan".) The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 60,000,000 shares of its common stock for awards to be made under the Plan. 20,457,250 of the shares under this plan have been issued.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


The Company granted 100,800,000 restricted shares in the three months ended September 30, 2009. Of the shares granted, 100,000,000 shares vested immediately and 800,000 shares vest over a six-month period. The Company recognized marketing expense on a straight-line basis over the vesting periods based on the market price of their stock on the grant date. The Company recognized $895,956 in marketing expense during the nine months ended September 30, 2009, due to the restricted shares.

Warrants:

There were no warrants granted during the three month period ended September 30, 2009.

Common stock purchase options and warrants consisted of the following as of September 30, 2009.

                                                                                            Aggregated
                                                                           Exercise         Intrinsic
                                                          # shares           Price            Value
                                                     ----------------------------------------------------
OPTIONS:
Outstanding and exercisable, December 31, 2008                 539,750     $2 to $66          $        -
     Granted                                                         -                                 -
     Exercised                                                       -                                 -
     Expired                                                         -                                 -
                                                     ------------------                   ---------------
Outstanding and exercisable, September 30, 2009                539,750     $2 to $66          $        -

WARRANTS:
Outstanding and exercisable, December 31, 2008                  53,000     $2 to $140         $        -
     Granted                                                         -                                 -
     Exercised                                                       -                                 -
     Expired                                                   (48,000)                                -
                                                                                          ---------------
                                                     ------------------
Outstanding and exercisable, September 30, 2009                  5,000     $2 to $140         $        -

Options:

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations (APB No. 25).

The Company adopted ASC 718 (previously SFAS No. 123-R) effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the six months ended June 30, 2009 includes compensation expense for all stock-based compensation awards vested during the six months ended June 30, 2009, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of ASC 718, no expense has been recorded during the six month period ended June 30, 2009.
Methods of estimating fair value

Under ASC 718 (previously SFAS No. 123-R), the fair value of stock options is determined using the Black-Scholes model. The Company's expected volatility assumption is based on the historical volatility of the Company's stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. ASC 718 (previously SFAS No. 123-R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

                 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2009, the Company borrowed an aggregate of $54,731 in principal with interest rates of 12.0% and repaid $22,902 in principal payments under various promissory note agreements to its president and CEO. No interest has been paid under these agreements.

During the three months ended September 30, 2009, the Company borrowed an aggregate of $776 in principal with interest rates of 12.0% under various promissory note agreements to its Vice President of Global Strategies. No principal or interest has been paid on these notes.

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


NOTE 8 - SUBSEQUENT EVENTS

During October 2009, the Company issued an aggregate of 3,181,818 shares of common stock to employees for services rendered valued at approximately $18,136.

During October 2009, the Company issued an aggregate of 2,000,000 shares of common stock to various consultants for services rendered valued at approximately $15,300.

During October 2009, the Company entered in various agreements to covert outstanding debt to 83,153,380 shares of common stock valued at approximately $599,597. The shares were issued in October.

During October 2009, the Company borrowed an aggregate of $20,000 from third parties under various promissory note agreements. The notes carry interest at 12%. The notes are due on or before October 2010.

During October 2009, the Company borrowed an aggregate of $680 from their president and CEO under various promissory note agreements. The notes carry interest at 12%. The notes are due on or before October 2010.

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

Our management continues to gain expertise in anti-terrorism techniques and solutions. Through partnerships with various third parties, we have commenced sales and marketing of bioterrorism hand held assays, radiation detection systems, and training references.

During the nine months ended September 30, 2009 we spent an aggregate of $2,012,211 on selling, general and administrative expenses, research and development expenses and marketing expenses. This amount represents a 63% increase over the comparable year-ago period. The increase is principally attributable to an increase in marketing expenses.

Our working capital deficit at September 30, 2009, was $3,954,536. Our independent auditors' report, dated August 15, 2009 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2008. We require approximately $2 million to repay indebtedness in the next 12 months.

We plan to engage more in value added services to complement our bioterrorism detection technologies. We now supply bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, radiation detection systems, and counter-terrorism training references.

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

On June 23, 2009, California Institute of Technology ("Cal Tech") sent a letter to the Company asserting certain breaches by the Company of the License Agreement between Cal Tech and the Company. The Company disagrees with the various assertions made by Cal Tech in the letter and has requested that Cal Tech submit to arbitration all matters in dispute. To date, no further action has been taken and the Company continues to perform under the License Agreement. However, there can be no assurance that the License Agreement will continue in effect, or that the Company will be able to continue the use, development and commercialization of the underlying patents and technologies. Primarily the License Agreement concerns a group of patents that support the Company's "BSM" technologies and related products. The loss of these licensed technologies would have an adverse effect on the Company's prospects until such time as alternate technologies are licensed or developed. See "Legal Proceedings" under Item 1,
Part II, of this Report.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

NINE MONTHS ENDED September 30, 2009 COMPARED TO THE NINE MONTHS ENDED September 30, 2008

REVENUE. Total revenue for the nine months ended September 30, 2009 was $ 19,897, as compared to revenue of $108,830 for the same period in the prior fiscal year, a decrease of $88,933. The decrease is primarily due to a one-time sale in 2008.

OPERATING EXPENSES. Total operating expenses for the nine months ended September 30, 2009 were $2,012,211, representing an increase of $780,816. The increase is principally attributable to an increase in marketing expense. Total selling, general and administrative expenses for the nine months ended September 30, 2009 were $1,030,087 representing a decrease of $153,735 (13%) as compared to the same period in the prior fiscal year. The decrease is principally attributable to a decrease in professional fees.

OTHER INCOME(EXPENSE). Other income (expense) amounted to ($1,575,674) for the nine months ended September 30, 2009 as compared to ($680,642) for the corresponding period of the prior year. The change is principally related to interest accrued on the outstanding notes payable and the loss recognized on the settlement of shares issued for debt.

NET LOSS. Net loss for the nine months ended September 30, 2009 was $3,579,432, as compared to a net loss of $1,879,768 for the same period in the prior fiscal year, representing an increase of $1,692,611. The primary reasons for this are an increase in marketing expense and an increase in loss recognized on the settlement of shares issued for debt.


LIQUITY AND CAPITAL RESOURCES

We require approximately $2 million to repay debt and $2 million to execute our business plan in the next twelve months. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that uses of our available capital during the next 12 months principally will be for:

     o administrative expenses, including salaries of officers and other employees we plan to hire;

     o    repayment of debt;

     o    sales and marketing;

     o    product testing and manufacturing; and

     o    expenses of professionals, including accountants and attorneys.


Our working capital deficit at September 30, 2009 was $3,954,536. Our independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2008. We require approximately $2 million to repay indebtedness including interest in the next 12 months. The following provides principal terms of our outstanding debt as of September 30, 2009:

o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of September 30, 2009, we have $495,118 accrued for including interest relating to this matter.

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2009, there was $161,000 principal amount (and $78,010 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2009, there was $71,500 principal amount (and $34,709 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of September 30, 2009, we owed $43,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on February 14, 2007 with an interest rate of 12.5% per annum. As of September 30, 2009, we owed $24,798 in principal and $13,756 in interest. We did not make our scheduled payment on February 14, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on April 5, 2007 with an interest rate of 12.5% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on April 13, 2007 with an interest rate of 12.5% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 1, 2007 with an interest rate of 12.5% per annum. As of September 30, 2009, we owed $2,970 in principal. We did not make our scheduled payment on November 1, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on December 7, 2007 with an interest rate of 12.5% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on January 11, 2008 with an interest rate of 12% per annum. As of September 30, 2009, we owed $3,000 in principal and $270 in interest. We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on March 12, 2008 with an interest rate of 12.5% per annum. As of September 30, 2009, we owed $10,000 in principal and $8,375 in interest. We did not make our scheduled payment on March 12, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on April 11, 2008 with an interest rate of 12.5% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on May 30, 2008 with an interest rate of 12.5% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on July 8, 2008 with an interest rate of 12.5% per annum. As of September 30, 2009, we owed $20,000 in principal and $4,375 in interest. We did not make our scheduled payment on July 8, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on August 4, 2008 with an interest rate of 12% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on August 11, 2008 with an interest rate of 12% per annum. As of September 30, 2009, we paid off the remaining principal balance and owed $1,372 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 27, 2008 with an interest rate of 12% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on August 28, 2008 with an interest rate of 12% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on September 6, 2008 with an interest rate of 12.5% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on April 2, 2009 with an interest rate of 12.5% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $19,000 due on April 2, 2009 with an interest rate of 12.5% per annum. As of September 30, 2009 we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on May 2, 2009 with an interest rate of 12.5% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on May 6, 2009 with an interest rate of 12.5% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on June 13, 2009 with an interest rate of 12.5% per annum. As of September 30, 2009, we owed $14,406 in principal and $1,672 in interest. We did not make our scheduled payment on June 13, 2009. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on December 24, 2009 with an interest rate of 12.5% per annum. As of September 30, 2009, we owed $40,000 in principal and $6,250 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on July 15, 2009 with an interest rate of 12.0% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on July 17, 2009 with an interest rate of 13.0% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $34,000 due on July 22, 2009 with an interest rate of 12.0% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on August 5, 2009 with an interest rate of 10.0% per annum. As of September 30, 2009, we owed $17,000 in principal and $2,323 in interest. We did not make our scheduled payment on August 5, 2009. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,500 due on August 27, 2009 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $23,500 in principal and $3,055 in interest. We did not make our scheduled payment on August 27, 2009. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $55,000 due on August 28, 2009 with an interest rate of 12.0% per annum. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on November 13, 2009 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $25,000 in principal and $2,750 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,000 due on November 18, 2009 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $18,000 in principal and $1,800 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $27,000 due on December 2, 2009 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $27,000 in principal and $2,700 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on December 15, 2009 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $30,000 in principal and $2,700 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on October 9, 2009 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $25,000 in principal and $3,000 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,000 due on January 9, 2010 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $4,000 in principal and $380 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $8,000 due on January 13, 2010 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $8,000 in principal and $720 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $5,000 due on January 16, 2010 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $5,000 in principal and $450 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $33,000 due on January 22, 2010 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $33,000 in principal and $2,640 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on February 11, 2010 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $13,000 in principal and $1,040 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,000 due on February 20, 2010 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $12,000 in principal and $840 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on February 11, 2010 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $17,000 in principal and $1,360 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on May 15, 2009. As of September 30, 2009, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,500 due on April 16, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $12,500 in principal and $688 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,475 due on April 23, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $4,475 in principal and $224 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,000 due on May 1, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $9,000 in principal and $450 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on May 6, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $40,000 in principal and $2,000 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,000 due on May 13, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $41,000 in principal and $1,845 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $52,941 due on May 28, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $52,941 in principal and $2,118 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,450 due on June 4, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $17,450 in principal and $698 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,677 due on June 16, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $13,677 in principal and $479 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,000 due on June 29, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $23,000 in principal.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,940 due on June 9, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $18,940 in principal and $758 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $45,904 due on June 19, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $45,904 in principal and $1,607 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 24, 2010 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $30,000 in principal and $300 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on September 10, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $40,000 in principal and $263 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $10,000 due on September 15, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $10,000 in principal and $50 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $29,920 due on August 12, 2010 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $29,920 in principal and $449 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,940 due on July 23, 2011 with an interest rate of 12.0% per annum. As of September 30, 2009, we owed $25,940 in principal and $519 in interest.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. Since September 2009 we have converted certain debt into 83,153,380 shares of common stock valued at $599,596.

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us, and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. The more recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a price it believes to be fair to the Company. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

Internal Control Over Financial Reporting

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the "Agreement"). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. As of September 30, 2009, we have accrued $495,118 for this settlement including principal and interest.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against Universal Detection Technology ("UDT")for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of September 30, 2009, $48,357 was due under the agreement.

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

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter of 2009, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:



     o During the three months ended September 30, 2009, we issued 307,457,792 shares of common stock to various notes holders upon the conversion of outstanding debt obligations valued at approximately $526,978.

     o During October 2009, we issued 83,153,380 shares of common stock to various note holders upon conversion of outstanding debt obligations valued at approximately $599,596.

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

     o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2009, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of September 30, 2009, we owed $78,010 in interest on this note.

     o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2009, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of September 30, 2009, we owed $34,709 in interest on this note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM  5. OTHER INFORMATION.

During the three months ended September 30, 2009, we issued 307,457,792 shares of common stock to various notes holders upon the conversion of outstanding debt obligations valued at approximately $526,978.

During October 2009, we issued 83,153,380 shares of common stock to various note holders upon conversion of outstanding debt obligations valued at approximately $599,596.

ITEM 6.  EXHIBITS.

EXHIBIT LIST

Exhibit Number          Description

----------------------- --------------------------------------------------------
10.1                    Form of Note Conversion Agreement
----------------------- --------------------------------------------------------
Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
----------------------- --------------------------------------------------------
Exhibit 32              Certification Pursuant to 18 U.S.C.
                        Section 1350, As Adopted Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of
                        2002, filed herewith.
----------------------- --------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 2009           UNIVERSAL DETECTION TECHNOLOGY


                                   /s/ Jacques Tizabi
                                   ------------------
                                   Jacques Tizabi,
                                   President, Chief Executive Officer
                                   (Principal Executive Officer), and Acting
                                   Chief Financial Officer (Acting Principal
                                   Financial Officer)