Form 10-K
period 2009-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2010-04-15
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-14266

UNIVERSAL DETECTION TECHNOLOGY
 (Exact name of registrant as specified in its charter)
California	95-2746949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 North Camden Drive, Beverly Hills, CA	90266
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 248-3655

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates as of Arpril 12, 2010 was $4,670,945. As of April 12, 2010, there were 1,229,196,260 shares of the registrant’s common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

Universal Detection Technology (the "Company" or "We") has been engaged in the research, development and marketing of bioterrorism detection devices. We were incorporated on December 24, 1971, under the laws of California. Our core business for over twenty years was the design, manufacture, marketing and sale of automated continuous air monitoring instruments used to detect and measure various types of air pollution, such as acid rain, ozone depletion and smog episodes. We also supplied computer-controlled calibration systems that verified the accuracy of our instruments, data loggers to collect and manage pollutant information, and our reporting software for remote centralized applications. In September 2001, we retained a new management team. At that same time, the members of the Board of Directors resigned and new members were appointed. In the first quarter of 2002, management recommended to the Board, and the Board approved, a change to our strategic direction. In March 2002, we sold our sole operating subsidiary and reconfigured one of our existing air monitoring instruments in order to develop the Anthrax Detector, later renamed BSM-2000. In 2006 we expanded our business activities and included new products and services that would compliment our core counter bioterrorism expertise. These products and services include anthrax detection kits, first responder training courses and reference videos, radiation detection systems, and research & development.

OVERVIEW

We have been engaged in the research, development, and marketing of bioterrorism detection devices. Our strategy is to identify qualified strategic partners with whom to collaborate in order to develop commercially viable bioterrorism detection devices. Consistent with this strategy, in August 2002, we entered into a Technology Affiliates Agreement with NASA’s Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bioterrorism detection equipment. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product named BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax.

We plan to engage more in value added services to complement our bioterrorism detection technologies. Through partnerships with various third parties we now supply bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, radiation detection systems, and counter-terrorism training references.

We plan to continue expanding our product base and to sell our products to more users inside and outside the U.S. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful. We plan to seek and find third parties interested in collaborating on further research and development on BSM-2000. Such research shall be aimed at making BSM-2000 more user-friendly, developing a less complicated interface and software, and designing a lighter casing. The ideal third party collaborator would also assist us in marketing BSM-2000 more aggressively. There is no guarantee that any such collaborators will be found and, if found, that this strategy will be successful. The current version of BSM-2000 is functional and available for sale. In 2004, we sold two units to the Government of the United Kingdom and we intend to develop a more wide-spread use for BSM-2000 through our planned collaborative research, development, sales, and marketing efforts. On July 28, 2009 we announced that Caltech has been granted a patent from the U.S. Patent and Trademark Office (USPTO) for the core detection technology licensed by Universal Detection Technology and used in our BSM-2000. The patent is the second for the technology licensed from the California Institute of Technology.

On June 23, 2009, California Institute of Technology ("Cal Tech") sent a letter to the Company asserting certain breaches by the Company of the License Agreement between Cal Tech and the Company. The Company disagrees with the various assertions made by Cal Tech in the letter and has requested that Cal Tech submit to arbitration all matters in dispute. To date, no further action has been taken and the Company continues to perform under the License Agreement. However, there can be no assurance that the License Agreement will continue in effect, or that the Company will be able to continue the use, development and commercialization of the underlying patents and technologies. Primarily the License Agreement concerns a group of patents that support the Compnay's "BSM" technologies and related products. The loss of these licensed technologies would have an adverse effect on the Company's prospects until such time as alternate technologies are licensed or developed. See "Legal Proceedings" under Item 1, Part II, of this Report.

In 2009 we have realized revenues of 19,467 from sales. We have incurred losses for the fiscal years ended December 31, 2009 and 2008 in the approximate amounts of $4.6 and $2.3 million, respectively, and have an accumulated deficit of $43.2 million as of December 31, 2009. At December 31, 2009, we were in default on certain debt obligations totaling approximately $434,000, in addition to accumulated interest of approximately $528,000. We require approximately $1.3 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. However, during the past 12 months, management spent the substantial majority of its time on sales and marketing of Company’s products and services in target markets. These activities diverted management from the time it otherwise would spend negotiating sales of securities to raise capital. In addition, the recent price and volume volatility in the common stock has made it more difficult for management to negotiate sales of its securities at a fair price. We actively continue to pursue additional equity or debt financing, but cannot provide any assurances that it will be successful. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives.

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

Starting in 2006, we followed a diversification strategy pursuant to which we have added various other services to our BSM-2000, biological detection system. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, training courses, and event security to our services.  We have also started sales and marketing of security and counter-terrorism products including bioterrorism detection kits, radiation detection systems, and training references. Some of our products and services have not been sold to date and there is no guarantee that any of them will be demanded and sold in the market in the future.

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

INDUSTRY BACKGROUND

The tragic events of September 11, 2001 redefined a new age of public safety and security, not only for the United States, but also for the entire world. In the wake of the tragedy, the world was shocked to learn of another nontraditional, deadly asymmetric weapon was being deployed: lethal bioagents. A week after 9/11, envelopes containing anthrax, delivered by the U.S. Postal Service, were sent to five news media outlets, and on October 9th, two U.S. Senate offices.

By November 2001, 22 people in four states and the District of Columbia contracted anthrax, many of them through the tainting of letters via the postal sorting machines. In all, the bioterrorism attacks claimed six lives.

The Commission on the Prevention of Weapons of Mass Destruction Proliferation and Terrorism, led by an independent U.S. congressional committee, asserts that a large scale biological attack, expected to hit somewhere in the world by the end of 2013, has yet to be seen.

Along with the grave predictions in the December 2008 report, World at Risk, the Commission listed recommendations on how the government can reduce the risk of a biological attack. In January 2010, the commission issued a report card following up on those recommendations. For its efforts to “enhance the nation’s capabilities for rapid response to prevent biological attacks from inflicting mass casualties,” the government received an “F” letter grade.

The United States Department of Homeland Security is intended to consolidate the federal government's efforts to secure the homeland, with the primary goal being an America that is stronger, safer, and more secure. The private sector also has responded to the need for preparedness against bioterrorism. A number of companies have developed or are in the process of developing various methods to detect harmful pathogens in the air, on surfaces, and in food and water through genetic analysis, including DNA or RNA analysis. In recent years, significant advances in molecular biology have led to the development of increasingly efficient and sensitive techniques for detecting and measuring the presence of a particular genetic sequence in a biological sample. Genetic testing involves highly technical procedures, including:

•	Sample preparation - procedures that must be performed to isolate the target cells and to separate and purify their nucleic acids;
•	Amplification - a chemical process to make large quantities of DNA from the nucleic acids isolated from the sample; and
•	Detection - the method of determining the presence or absence of the target DNA or RNA, typically through the use of fluorescent dyes.

Existing technologies for determining the genetic composition of a cell or organism generally face the following limitations:

•
Require skilled technicians and special laboratories. Currently available methods and systems for genetic analysis require skilled technicians in a controlled laboratory setting, including, in many cases, separate rooms to prevent contamination of one sample by another. Some progress has been made to automate this process.

•
Large and inflexible equipment. Most currently available genetic analysis equipment is large and inflexible and requires a technically complex operating environment. New designs are attempting to address miniaturization of equipment.

•
Timeliness of result. Current sample preparation, amplification and detection technologies rely on processes that often require hours to complete, rendering results that may not be timely enough to be medically useful. Some new instruments are attempting to reduce analysis times.

•
Sensitivity constraints. Some existing technologies accept and process only very small sample volumes, forcing laboratory technicians to spend significant effort in concentrating larger samples in order to obtain the required level of sensitivity for detecting and measuring the presence of a genetic sequence.

•
Lack of integration. We believe that current amplification and detection systems do not fully automate and integrate sample preparation into their processes in a manner that can be useful in a non-laboratory setting in a cost effective fashion.

•	Operational Cost. The operating costs for existing technologies can be extremely high, making the implementation of the device cost-prohibitive.
•	False Positives. Most existing technologies are susceptible to false positive results, which can have significant social and economic consequences.

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

Universal Detection Technology has also situated itself to provide various counter-terrorism products services that can be complimentary to BSM-2000. These products and services include handheld assays used for rapid detection of five bioterrorism agents, training courses for first responders, event security, threat evaluation & consulting, radiation detection systems, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations. The Company’s bioterrorism detection kits can be used by emergency personnel to determine whether a suspicious substance is actually anthrax, botulinum toxin, ricin toxin, plague, or SEBs. So far the company has sold these kits to both the US Army and private customers.

COMPANY PRODUCTS

The Company has situated itself to serve as a provider of counter terrorism products, consulting, and solutions with a focus on bioterrorism detection. The Company’s flagship product is an automated real-time bacterial spore detector, called BSM-2000, used for detection of abnormal levels of airborne endospores such as anthrax. In 2007, we expanded our product base to include small handheld assays, radiation detection systems, and training material and reference DVDs.

Our BSM-2000 consists of the following four components:

•	an air sampler for aerosol capture, which collects aerosolized particles on a fiber tape;
•	thermal lysis for releasing the dipicolinic acid from the spores;
•	reagent delivery via syringe pump; and
•	a lifetime gated luminescence detection of the terbium-dipicolinate complex.

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

MARKETING AND SALES

Our sales and marketing plan includes strategic partnership agreements and retention of our in-house staff and outside consultants. The Company has retained the services of consultants to market BSM-2000 in the United States and internationally. In the United States, we plan to continue presenting our technology at industry events and trade shows. We also retain domestic distributors and consultants to arrange meetings with and presentations to building owners and operators, government officials in charge of decisions for safety and security of government and private venues and buildings, homeland security officials, and security companies. The United States Army, Washington DC Fire and Safety Management, and the Burbank Police Department have all purchased our detection test kits and we plan to try and sell more in 2010.

In 2009 we continued to aggressively use the internet for spreading the word about Universal Detection Technology and its products and services to the public. This strategy includes creation of an interactive and informational presence through our website and use of various third parties to bring traffic to our website. We have been successful in generating interest and traffic in Universal Detection and its services. We intend to do more internet marketing and search engine optimization activities in 2010.

We also plan to develop brand recognition for our company and for our product through attendance at national and international defense related exhibitions, use of print and video promotional materials, and by granting interviews to national and international news media.

MANUFACTURING

Currently, we do not have any manufacturing capabilities. In the past we have used two third-party contractors for the manufacturing of our BSM-2000. These third parties have manufactured three units for us to date. We have no agreements and are not obligated to continue to work with any of our Original Equipment Manufacturers (OEM). As such, we may choose to work with other OEMs in the future.

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

We spent an aggregate of 262,125 on research and development for the years ended December 31, 2003 to December 31, 2006. We paid the substantial majority of these amounts ($169,000 in fiscal 2003) to JPL under the Technology Affiliates Agreement.

TESTING

In May 2004, we unveiled the first functional prototype of BSM-2000. The prototype operated on external software. In July 2004, we commenced simulated tests with benign bacterial spores having anthrax-like properties in order to fine tune our product. The use of benign spores is as effective as testing with anthrax spores because our device is designed to detect an increase in bacterial spore concentration levels. Based on results we obtained, we were able to enhance the sensitivity of BSM-2000 by improving the sample collection efficiency of the device, and made certain other modifications to improve efficiency. Our device is a functional viable product, available for sale, however, more work needs to be done to reduce the weight and to ruggedize the device.

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

EMPLOYEES

As of December 31, 2009, we had a total of four employees. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

On July 28, 2009 we announced that Caltech has been granted a patent from the U.S. Patent and Trademark Office (USPTO) for the core detection technology licensed by Universal Detection Technology and used in our BSM-2000. The patent is the second for the technology licensed from the California Institute of Technology.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated April 12, 2010, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2009. We have experienced operating losses since the date of the auditors' report. Our auditor's opinion may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT OF A SUBSTANTIAL PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at December 31, 2009 we are in default on a portion of our debt totaling approximately $434,000 excluding accumulated interest of approximately $528,000. In the aggregate, as of December 31, 2009, we have approximately $1.8 million in debt obligations, including interest, owing within the next 12 months. We cannot assure you that any of these note-holders will agree to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

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

On June 23, 2009, California Institute of Technology ("Cal Tech") sent a letter to the Company asserting certain breaches by the Company of the License Agreement between Cal Tech and the Company. The Company disagrees with the various assertions made by Cal Tech in the letter and has requested that Cal Tech submit to arbitration all matters in dispute. To date, no further action has been taken and the Company continues to perform under the License Agreement. However, there can be no assurance that the License Agreement will continue in effect, or that the Company will be able to continue the use, development and commercialization of the underlying patents and technologies. Primarily the License Agreement concerns a group of patents that support the Company's "BSM" technologies and related products. The loss of these licensed technologies would have an adverse effect on the Company's prospects until such time as alternate technologies are licensed or developed. See "Legal Proceedings" under Item 3, Part I, of this Report.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2010.

We do not anticipate generating significant sales of the BSM-2000 until after we complete all testing and modifications, which is contingent principally upon receipt of adequate funding and our ability to continue to form collaborative arrangements with qualified third parties to engage in that testing at nominal cost to us. We have not been profitable in the past years and had an accumulated deficit of approximately $43.1 million at December 31, 2009. We have had little revenues from sales of our products since the beginning of fiscal 2002, the commencement of development of our BSM-2000. During the fiscal years ended December 31, 2009 and 2008, we had losses of $4.6 and $2.3 million, respectively. Achieving profitability depends upon numerous factors, including our ability to develop, market and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2010.

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

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of December 31, 2009, we had outstanding options and warrants to purchase a total of 539,750 shares of common stock. Of these options and warrants, all have exercise prices at or above the recent market price of $0.0023 per share (as of March 31, 2010) and none have exercise prices at or below this price.

WE USE A SIGNIFICANT PORTION OF OUR CASH ON HAND AND STOCK TO PAY CONSULTING FEES. WE MAY NOT RECEIVE THE BENEFIT WE EXPECT FROM THESE CONSULTANTS.

The consultants that we hire may not provide us with the level of services, and consequently, the operating results, we anticipate. We spent approximately $0.4 and $0.3 million in consulting fees during the years ended December 31, 2009 and 2008 respectively, and utilized approximately 10 consultants during this period. The consultants we engage provide us with a variety of services.

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

We may be exposed to future litigation by third parties based on claims that our technology, product, or activity infringes on the intellectual property rights of others or that we have misappropriated the trade secrets of others. This risk is compounded by the fact that the validity and breadth of claims covered in technology patents in general and the breadth and scope of trade secret protection involves complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. Our license agreement with Caltech requires that we pay the costs associated with initiating an infringement claim and defending claims by third parties for infringement, subject to certain offsets that may be allowed against amounts we may owe to Caltech under the licensing agreement. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling, incorporating, or using any of our technology and/or products that incorporate the challenged intellectual property, which could adversely affect our potential revenue;
•	obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or
•	redesign our products, which would be costly and time consuming.

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

•
because we have not taken, or are not expected to take within a reasonable time, effective steps to achieve practical application of the invention in the detection of pathogens, spores, and biological warfare agents;

•	to alleviate health or safety needs which are not reasonably satisfied by us or our sublicensees;
•	to meet requirements for public use specified by Federal regulations and those regulations are not reasonably satisfied by us; or
•	because we have not satisfied, or obtained a waiver of, our obligation to have the licensed products manufactured substantially in the United States.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business.  We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2009.  In sequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls.  In the process, we may identify areas requiring improvements, and we may have to design enhanced processes and controls to address issued indentified through this review.

We evaluated our existing controls for the year ended December 31, 2009.  Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2009.  The identified material weaknesses did not result in material audit adjustments to our 2009 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changed caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant.  If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable for Smaller Reporting Companies.

ITEM 2. DESCRIPTION OF PROPERTY

We currently do not own any property. As of June 2009, we moved our corporate headquarters to 340 N. Camden Drive, Suite 302, Beverly Hills, CA 90210, USA . Our offices are still at this address. Our lease for this premises expires on June 1, 2012. The base monthly rent is $6,500. We believe this operating space is adequate for the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. As of December 31, 2009, we have accrued $507,955 for this settlement including principal and interest.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against Universal Detection Technology ("UDT")for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff.  As of December 31 2009, $50,457 was due under the agreement.

On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against Universal Detection Technology ("UDT"). NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014.34 plus interest at the legal rate and for costs of suit. There is also a Motion for Summary Judgment set for September 11, 2007. The Summary Judgment was granted in NBGI’s favor and Judgment has been entered. No payments have been made on this Judgment and no actions to enforce the Judgment have been taken against UDT.

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

ITEM 4. REMOVED AND RESERVED

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

Year	Period
		High Bid	Low Bid
2008	First Quarter	0.36	0.04
	Second Quarter	0.26	0.04
	Third Quarter	0.35	0.009
	Fourth Quarter	0.05	0.0042

2009	First Quarter	0.01	0.0033
	Second Quarter	0.01	0.0024
	Third Quarter	0.015	0.0021
	Fourth Quarter	0.0098	0.0023

2010	First Quarter	0.0035	0.0022

HOLDERS OF RECORD

As of April 12, 2010, we had 2,578 shareholders of record of our common stock.  Our Transfer Agent is OTR located at 1001 SW Fifth Avenue, Suite 1550, Portland, OR  97204-1143. OTR's phone number is (503) 225-0375.

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

Securities Authorized For Issuance under Equity Compensation Plans

Set forth in the table below is information regarding awards made through equity compensation plans, through December 31, 2009, for our last fiscal year.

Plan Category	Number of securities to be issued upon exercises of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities available for future plan issuance
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders
2006 Stock Compensation Plan	37,500 (1)	N/A	0
2006 Consultant Stock Plan	125,000 (1)	N/A	0
2006-II Consultant Stock Plan	187,500 (1)	N/A	0
2007 Equity Incentive Plan	375,000	N/A	0
2007 Equity Incentive Plan II&III	295,000 (1)(2)	N/A	0
2007 Equity Incentive Plan IV	450,000	N/A	31
2007 Equity Incentive Plan V & VI	1,350,000	N/A	16,109
2008 Equity Incentive Plan	1,500,000	N/A	45
2008 Equity Incentive Plan II	1,650,000	N/A	15,730
2008 Equity Incentive Plan III	2,500,000	N/A	0
2008 Equity Incentive Plan IV	3,800,000	N/A	0
2009 Equity Incentive Plan	10,000,000	N/A	0
2009 Equity Incentive Plan II	60,000,000	N/A	394,588
2009 Equity Incentive Plan III	200,000,000	N/A	141,249,926

(1)	Represents total number of shares of common stock originally authorized for stock grants. Stock option grants were not authorized.
(2)	Consists of the second and third plans
(3)	Consists of the fourth and fifth plans

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

On April 17, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”).  The 2007 Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  We reserved 375,000 shares of our common stock for awards to be made under the 2007 Plan.  The 2007 Plan is to be administered by a committee of two or more members of our Board of Directors.

On June 5, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the “2007-III Plan”). The 2007-III Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 145,000 shares of its common stock for awards to be made under the 2007-III Plan. The 2007-III Plan is to be administered by a committee of two or members of the Board of Directors.

On July 13, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the “2007-IV Plan”). The 2007-IV Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 450,000 shares of our common stock for awards to be made under the 2007-IV Plan.  The 2007-IV Plan is to be administered by a committee of two or more members of the Board of Directors.

On October 10, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the “2007-V Plan”).  The 2007-V Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 600,000 shares of common stock for awards to be made under the 2007-V Plan.  The 2007-V Plan is to be administered by a committee of two or more members of our Board of Directors.

On November 1, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the “2007-VI Plan”).  The 2007-VI Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 750,000 shares of common stock for awards to be made under the 2007-VI Plan.  The 2007-VI Plan is to be administered by a committee of two or more members of our Board of Directors.

On February 11, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 1,500,000 shares of common stock for awards to be made under the 2008 Plan.  The 2008 Plan is to be administered by a committee of two or more members of our Board of Directors.

On April 29, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the “2008-II Plan”).  The 2008-II Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 1,650,000 shares of common stock for awards to be made under the 2008-III Plan.  The 2008-II Plan is to be administered by a committee of two or more members of our Board of Directors.

On July 1, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the “2008-III Plan”).  The 2008-III Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 2,500,000 shares of common stock for awards to be made under the 2008-III Plan.  The 2008-III Plan is to be administered by a committee of two or more members of our Board of Directors.

On September 2, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the “2008-IV Plan”).  The 2008-IV Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 3,800,000 shares of common stock for awards to be made under the 2008-IV Plan.  The 2008-IV Plan is to be administered by a committee of two or more members of our Board of Directors.

On February 22, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan I (the “2009-I Plan”).  The 2009-I Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 10,000,000 shares of common stock for awards to be made under the 2000-I Plan.  The 2009-I Plan is to be administered by a committee of two or more members of our Board of Directors.

On May 14, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan II (the “2009-II Plan”).  The 2009-II Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 60,000,000 shares of common stock for awards to be made under the 2000-II Plan.  The 2009-II Plan is to be administered by a committee of two or more members of our Board of Directors.

On November 5, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan III (the “2009-III Plan”).  The 2009-III Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 200,000,000 shares of common stock for awards to be made under the 2000-III Plan.  The 2009-III Plan is to be administered by a committee of two or more members of our Board of Directors.

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

SALES OF UNREGISTERED SECURITIES During fiscal 2009, we issued the following securities which were not registered under the securities which were not registered under the Securities Act of 1933, as amended.  We did not employ any form of general solicitation or advertising in connection with the issuance of the securities described below.  In addition, we believe the purchasers and recipients of the securities are “Accredited Investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

•	During 2009, we issued 691,572,602 shares of common stock to various note holders to convert outstanding debt obligations valued at approximately $3,312,396 as follows:

On January 8, 2009, We issued 568,334 shares of common stock to convert outstanding debt obligations valued at $3,126. The price per share of the conversion was $0.0055.

On January 8, 2009, We issued 1,130,000 shares of common stock to convert outstanding debt obligations valued at $6,215. The price per share of the conversion was $0.0055.

On January 8, 2009, We issued 1,700,000 shares of common stock to convert outstanding debt obligations valued at $9,350. The price per share of the conversion was $0.0055.

On January 8,2009, We issued 1,700,000 shares of common stock to convert outstanding debt obligations valued at $9,350. The price per share of the conversion was $0.0055.

On January 14, 2009, We issued 800,000 shares of common stock to convert outstanding debt obligations valued at $4,000. The price per share of the conversion was $0.005.

On January 14, 2009, We issued 537,500 shares of common stock to convert outstanding debt obligations valued at $2,688. The price per share of the conversion was $0.005.

On January 14, 2009, We issued 751,666 shares of common stock to convert outstanding debt obligations valued at $3,758. The price per share of the conversion was $0.005.

On January 14, 2009, We issued 1,243,750 shares of common stock to convert outstanding debt obligations valued at $6,219. The price per share of the conversion was $0.005.

On January 14, 2009, We issued 2,000,000 shares of common stock to convert outstanding debt obligations valued at $10,000. The price per share of the conversion was $0.005.

On January 14, 2009, We issued 2,000,000 shares of common stock to convert outstanding debt obligations valued at $10,000. The price per share of the conversion was $0.005.

On January 29, 2009, We issued 1,000,000 shares of common stock to convert outstanding debt obligations valued at $5,500. The price per share of the conversion was $0.0055.

On February 3, 2009, We issued 2,000,000 shares of common stock to convert outstanding debt obligations valued at $13,000. The price per share of the conversion was $0.0065.

On February 17, 2009, We issued 2,300,000 shares of common stock to convert outstanding debt obligations valued at $11,730. The price per share of the conversion was $0.0051.

On February 17, 2009, We issued 2,300,000 shares of common stock to convert outstanding debt obligations valued at $11,730. The price per share of the conversion was $0.0051.

On February 17, 2009, We issued 2,300,000 shares of common stock to convert outstanding debt obligations valued at $11,730. The price per share of the conversion was $0.0051.

On March 4, 2009, We issued 1,000,000 shares of common stock to convert outstanding debt obligations valued at $4,500. The price per share of the conversion was $0.0045.

On March 4, 2009, We issued 2,500,000 shares of common stock to convert outstanding debt obligations valued at $11,250. The price per share of the conversion was $0.0045.

On March 12, 2009, We issued 2,100,000 shares of common stock to convert outstanding debt obligations valued at $8,190. The price per share of the conversion was $0.0039.

On March 19, 2009, We issued 3,000,000 shares of common stock to convert outstanding debt obligations valued at $11,700. The price per share of the conversion was $0.00367.

On March 27, 2009, We issued 3,500,000 shares of common stock to convert outstanding debt obligations valued at $12,950. The price per share of the conversion was $0.0037.

On March 30, 2009, We issued 3,500,000 shares of common stock to convert outstanding debt obligations valued at $11,550. The price per share of the conversion was $0.0033.

On April 6, 2009, We issued 2,000,000 shares of common stock to convert outstanding debt obligations valued at $5,800. The price per share of the conversion was $0.0029.

On April 6, 2009, We issued 4,000,000 shares of common stock to convert outstanding debt obligations valued at $11,600. The price per share of the conversion was $0.0029.

On April 9, 2009, We issued 4,000,000 shares of common stock to convert outstanding debt obligations valued at $12,000. The price per share of the conversion was $0.003.

On April 9, 2009, We issued 4,000,000 shares of common stock to convert outstanding debt obligations valued at $12,000. The price per share of the conversion was $0.003.

On April 16, 2009, We issued 4,000,000 shares of common stock to convert outstanding debt obligations valued at $12,000. The price per share of the conversion was $0.003.

On April 20, 2009, We issued 5,000,000 shares of common stock to convert outstanding debt obligations valued at $13,000. The price per share of the conversion was $0.0026.

On April 20, 2009, We issued 5,000,000 shares of common stock to convert outstanding debt obligations valued at $13,000. The price per share of the conversion was $0.0026.

On April 20, 2009, We issued 5,000,000 shares of common stock to convert outstanding debt obligations valued at $13,000. The price per share of the conversion was $0.0026.

On April 20, 2009, We issued 5,000,000 shares of common stock to convert outstanding debt obligations valued at $13,000. The price per share of the conversion was $0.0026.

On April 27, 2009, We issued 6,100,000 shares of common stock to convert outstanding debt obligations valued at $15,860. The price per share of the conversion was $0.0026.

On May 1, 2009, We issued 10,500,000 shares of common stock to convert outstanding debt obligations valued at $31,500. The price per share of the conversion was $0.003.

On May 6, 2009, We issued 3,649,635 shares of common stock to convert outstanding debt obligations valued at $9,124. The price per share of the conversion was $0.0025.

On May 8, 2009, We issued 2,121,428 shares of common stock to convert outstanding debt obligations valued at $7,849. The price per share of the conversion was $0.0037.

On May 8, 2009, We issued 3,649,635 shares of common stock to convert outstanding debt obligations valued at $13,504. The price per share of the conversion was $0.0037.

On May 8, 2009, We issued 10,378,571 shares of common stock to convert outstanding debt obligations valued at $38,401. The price per share of the conversion was $0.003218.

On May 12, 2009, We issued 4,545,455 shares of common stock to convert outstanding debt obligations valued at $25,455. The price per share of the conversion was $0.0056.

On May 14, 2009, We issued 2,000,000 shares of common stock to convert outstanding debt obligations valued at $8,800. The price per share of the conversion was $0.0044.

On May 14, 2009, We issued 1,930,502 shares of common stock to convert outstanding debt obligations valued at $8,494. The price per share of the conversion was $0.0044.

On May 14, 2009, We issued 4,729,961 shares of common stock to convert outstanding debt obligations valued at $20,812. The price per share of the conversion was $0.0044.

On May 18, 2009, We issued 7,000,000 shares of common stock to convert outstanding debt obligations valued at $31,500. The price per share of the conversion was $0.0045.

On May 20, 2009, We issued 3,436,426 shares of common stock to convert outstanding debt obligations valued at $11,684. The price per share of the conversion was $0.0034.

On May 26, 2009, We issued 13,233,900 shares of common stock to convert outstanding debt obligations valued at $43,672. The price per share of the conversion was $0.0033.

On May 20, 2009, We issued 3,605,769 shares of common stock to convert outstanding debt obligations valued at $12,260. The price per share of the conversion was $0.0034.

On May 28, 2009, We issued 4,213,483 shares of common stock to convert outstanding debt obligations valued at $13,062. The price per share of the conversion was $0.0031.

On May 28, 2009, We issued 14,322,915 shares of common stock to convert outstanding debt obligations valued at $44,401. The price per share of the conversion was $0.0031.

On June 09, 2009, We issued 17,000,000 shares of common stock to convert outstanding debt obligations valued at $56,100. The price per share of the conversion was $0.0033.

On June 11, 2009, We issued 17,031,250 shares of common stock to convert outstanding debt obligations valued at $78,344. The price per share of the conversion was $0.0046.

On June 16, 2009, We issued 18,437,500 shares of common stock to convert outstanding debt obligations valued at $88,500. The price per share of the conversion was $0.0048.

On June 16, 2009, We issued 2,000,000 shares of common stock to convert outstanding debt obligations valued at $9,600. The price per share of the conversion was $0.0048.

On June 24, 2009, We issued 20,000,000 shares of common stock to convert outstanding debt obligations valued at $66,000. The price per share of the conversion was $0.0033.

On July 07, 2009, We issued 22,000,000 shares of common stock to convert outstanding debt obligations valued at $63,800. The price per share of the conversion was $0.0029.

On July 07, 2009, We issued 20,312,500 shares of common stock to convert outstanding debt obligations valued at $58,906. The price per share of the conversion was $0.0029.

On July 13, 2009, We issued 2,000,000 shares of common stock to convert outstanding debt obligations valued at $5,000. The price per share of the conversion was $0.0025.

On July 21, 2009, We issued 24,155,000 shares of common stock to convert outstanding debt obligations valued at $55,557. The price per share of the conversion was $0.0023.

On July 23, 2009, We issued 5,150,000 shares of common stock to convert outstanding debt obligations valued at $13,390. The price per share of the conversion was $0.0026.

On July 23, 2009, We issued 6,250,000 shares of common stock to convert outstanding debt obligations valued at $16,250. The price per share of the conversion was $0.0026.

On July 28, 2009, We issued 25,000,000 shares of common stock to convert outstanding debt obligations valued at $247,500. The price per share of the conversion was $0.0099.

On July 28, 2009, We issued 25,277,779 shares of common stock to convert outstanding debt obligations valued at $250,250. The price per share of the conversion was $0.0099.

On August 06, 2009, We issued 1,000,000 shares of common stock to convert outstanding debt obligations valued at $5,300. The price per share of the conversion was $0.0053.

On August 06, 2009, We issued 20,320,000 shares of common stock to convert outstanding debt obligations valued at $107,696. The price per share of the conversion was $0.0053.

On August 10, 2009, We issued 27,250,000 shares of common stock to convert outstanding debt obligations valued at $138,975. The price per share of the conversion was $0.0051.

On September 01, 2009, We issued 32,738,092 shares of common stock to convert outstanding debt obligations valued at $127,679. The price per share of the conversion was $0.0039.

On September 02, 2009, We issued 1,272,929 shares of common stock to convert outstanding debt obligations valued at $5,346. The price per share of the conversion was $0.0042.

On September 02, 2009, We issued 32,805,301 shares of common stock to convert outstanding debt obligations valued at $137,782. The price per share of the conversion was $0.0042.

On September 21, 2009, We issued 34,047,619 shares of common stock to convert outstanding debt obligations valued at $204,286. The price per share of the conversion was $0.006.

On September 23, 2009, We issued 30,000,000 shares of common stock to convert outstanding debt obligations valued at $156,000. The price per share of the conversion was $0.0052.

On October 05, 2009, We issued 42,500,000 shares of common stock to convert outstanding debt obligations valued at $314,500. The price per share of the conversion was $0.0074.

On October 08, 2009, We issued 653,380 shares of common stock to convert outstanding debt obligations valued at $5,096. The price per share of the conversion was $0.007799.

On October 13, 2009, We issued 40,000,000 shares of common stock to convert outstanding debt obligations valued at $280,000. The price per share of the conversion was $0.007.

On December 10, 2009, We issued 50,156,250 shares of common stock to convert outstanding debt obligations valued at $190,594. The price per share of the conversion was $0.0038.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for Smaller Reporting Companies.

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

OVERVIEW

We have been engaged in the research, development, and marketing of bioterrorism detection devices, radiation detectors, and counter terrorism training references. In August 2002, we entered into a Technology Affiliates Agreement with NASA’s Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bioterrorism detection equipment. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product named BSM-2000. BSM-2000 is designed to provide continuous unattended monitoring of airborne bacterial spores in large public places, with real-time automated alert functionality. The device is designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax. Through partnerships with various third parties, we have commenced sales and marketing of bioterrorism hand held assays, radiation detection systems, and training references.

In 2009 we spent an aggregate of $2,485,754 on selling, general and administrative expenses, research and development expenses and marketing expenses. This amount represents a 63% increase over the comparable year-ago period. The increase is principally attributable to an increase in marketing expense due to a charge in connection with issuance of restricted stock.

Our working capital deficit at December 31, 2009, was $3,696,648.  Our independent auditors' report, dated April 12, 2010 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2009. We require approximately $1.8 million to repay indebtedness in the next 12 months.

We plan to engage more in value added services to complement our bioterrorism detection technologies. We now supply bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, radiation detection systems, and counter-terrorism training references.

We plan to continue expanding our product base and to sell our products to more users inside and outside the U.S. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful. We plan to seek and find third parties interested in collaborating on further research and development on BSM-2000. Such research shall be aimed at making BSM-2000 more user-friendly, developing a less complicated interface and software, and designing a lighter casing. The ideal third party collaborator would also assist us in marketing BSM-2000 more aggressively. There is no guarantee that any such collaborators will be found and, if found, that this strategy will be successful. The current version of BSM-2000 is functional and available for sale. To date, we have sold two units to the Government of the United Kingdom and we intend to develop a more wide-spread use for BSM-2000 through our planned collaborative research, development, sales, and marketing efforts. On July 28, 2009 we announced that Caltech has been granted a patent from the U.S. Patent and Trademark Office (USPTO) for the core detection technology licensed by Universal Detection Technology and used in our BSM-2000. The patent is the second for the technology licensed from the California Institute of Technology.

On June 23, 2009, California Institute of Technology ("Cal Tech") sent a letter to the Company asserting certain breaches by the Company of the License Agreement between Cal Tech and the Company. The Company disagrees with the various assertions made by Cal Tech in the letter and has requested that Cal Tech submit to arbitration all matters in dispute. To date, no further action has been taken and the Company continues to perform under the License Agreement. However, there can be no assurance that the License Agreement will continue in effect, or that the Company will be able to continue the use, development and commercialization of the underlying patents and technologies. Primarily the License Agreement concerns a group of patents that support the Compnay's "BSM" technologies and related products. The loss of these licensed technologies would have an adverse effect on the Company's prospects until such time as alternate technologies are licensed or developed. See "Legal Proceedings" under Item 3, Part I, of this Report.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Revenue – Total revenue for the year ended December 31, 2009 was $19,467 as compared to $109,649 the prior fiscal year, a decrease of $90,182.  The decrease is primarily due to a reduced number of detection unit sales.

Operating Expenses – Total operating expenses for the year ended December 31, 2009 were $2,485,754. Total operating expenses for the year ended December 31, 2008 was $1,525,349 representing an increase of $960,405 (63%).  The increase in primarily attributable to an increase in marketing expense due to a charge in connection with issuance of restricted stock.

Other income(expense). Other income (expense) amounted to ($2,148,913) for the year ended December 31, 2009 as compared to ($776,953) for the year ended December 31, 2009  The change is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the year ended December 31, 2009 was $4,625,265, as compared to a net loss of $2,279,058 for the same period in the prior fiscal year, representing a increased loss of $2,346,207..  The primary reason for this is an increase in loss recognized on settlement of shares issued for debt along with marketing expense charge in connection with issuance of restricted stock.

PLAN OF OPERATION

In 2009 we have continued to diversify our activities. We plan to engage more in value added services to complement our bioterrorism detection technologies. We now supply our proprietary bacterial spore detection system (BSM-2000), bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, radiation detection systems, and counter-terrorism training references.

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

LIQUIDITY AND CAPITAL RESOURCES

We require approximately $3.0 million in the next 12 months to repay debt obligations and execute our business plan. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our uses of capital during the next 12 months principally will be for:

•	administrative expenses, including salaries of officers and other employees we plan to hire;

•	repayment of debt;

•	sales and marketing;

•	product testing and manufacturing; and

•	expenses of professionals, including accountants and attorneys.

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

Our working capital deficit at December 31, 2009 was 3,696,648.  Our independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2008. We require approximately $1.8 million to repay indebtedness including interest in the next 12 months. The following provides the principal terms of our outstanding debt as of December 31, 2009:

•
One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes.  As of December 31, 2009, we have $507,955 accrued for including interest relating to this matter.

•
One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At December 31, 2009, there was $161,000 principal amount (and $81,637 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

•
One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At December 31, 2009, there was $71,500 principal amount (and $34,709 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum.  As of December 31, 2009 we owed $46,500 in interest.  We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 1, 2007 with an interest rate of 12.5% per annum.  As of December 31, 2009 we owed $ 2,970 in principal and $186 in interest.  We did not make our scheduled payment on November 1, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on January 11, 2008 with an interest rate of 12.5% per annum.  As of December 31, 2009 we owed $3,000 in principal and $360 in interest.  We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on July 8, 2008 with an interest rate of 12.5% per annum.  As of December 31, 2009 we owed $5,000 in interest.  We did not make our scheduled payment on July 8, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on August 4, 2008 with an interest rate of 12.5% per annum.  As of December 31, 2009 we owed  $713 in principal and $22 in interest.  We did not make our scheduled payment on August 4, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of  $27,000 due on December 2, 2009 with an interest rate of 12% per annum.  As of December 31, 2009 we owed $3,150 in interest. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of  $25,000 due on October 9, 2009 with an interest rate of 12% per annum.  As of December 31, 2009 we owed $3,750 in interest. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,000 due on January 09, 2010 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $480 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $8,000 due on January 13, 2010 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $960 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $5,000 due on January 16, 2010 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $600 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $33,000 due on January 22, 2010 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $3,630 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on February 11, 2010 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $1,430 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,000 due on February 20, 2010 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $1,200 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on February 11, 2010 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $1,870 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,500 due on April 16, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $1,063 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,475 due on April 23, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $358 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,000 due on May 01, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $720 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on May 06, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $3,200 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,000 due on May 13, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $3,075 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $52,941 due on May 28, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $3,706 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,450 due on June 04, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $1,222 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,677 due on June 16, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $889 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,000 due on June 29, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $1,380 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,940 due on June 09, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $1,326 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $45,904 due on June 19, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $2,984 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 24, 2010 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $600 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on September 10, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $1,463 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $10,000 due on September 15, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $350 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $29,920 due on August 12, 2010 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $1,346 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,940 due on July 23, 2011 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $1,297 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $45,000 due on November 02,2009 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $1,350 in interest. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on October 05, 2010 with an interest rate of 12% per annum.  As of December 31, 2009, we owed $0,500 in interest.

Management continues to take steps to address the Company's liquidity needs. Recently management concluded discussions with most of our note holders and amended the terms of these notes to provide for extended scheduled payment arrangements. Management continues to seek extensions with respect to debt past due. Management also may seek additional extensions with respect to these notes and the Company's debt as it becomes due. In addition, management may continue to convert some portion of the principal amount and interest on our debt into shares of common stock.   During 2009, the Company issued 691,572,602 shares of its common stock for an aggregate value of $3,312,396 to satisfy outstanding debt and accrued interest.

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. During the years ended December 31, 2009 and 2008, the Company received gross proceeds of approximately $0.6 million and $0.8 million, respectively, from the sale of equity and debt securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes are set forth at pages F-1 through F-29 .

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Universal Detection Technology and Subsidiaries

We have audited the accompanying consolidated balance sheets of Universal Detection Technology and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Detection Technology and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and cash flows for the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2009, the Company incurred net losses of $4,626,644 and has accumulated deficit of $43,237,356 as of December 31, 2009. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
April 15, 2010

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$1,367	$1,910
Restricted cash	-	10,477
Accounts Receivable,net	3,626	1,058
Inventory	4,117	-
Prepaid expenses	7,678	3,666

Total current assets	16,788	17,111

Deposits	21,300	10,226
Equipment, net	13,376	32,946
Patent, net	-	84,008

Total assets	$51,464	$144,291

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade	$1,035,204	$1,030,865
Accrued liabilities	547,502	480,126
Accrued payroll - officers	548,126	809,136
Notes payable - related party	64,612	10,325
Notes payable	888,843	1,630,711
Accrued interest expense	629,149	657,110

Total current liabilities	3,713,436	4,618,273

Long term notes payable	354,826	-

Total liabilities	4,068,262	4,618,273

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares
authorized, -0- issued and outstanding	-	-
Common stock, no par value,200,000,000 shares authorized,
1,020,051,351 shares issued and outstanding as of December 31, 2009
and 35,286,671 shares issued and outstanding as of December 31, 2008	33,907,469	28,823,641
Additional paid-in-capital	5,313,089	5,313,089
Accumulated deficit	(43,237,356)	(38,610,712)

Total stockholders' deficit	(4,016,798)	(4,473,982)

Total liabilities and stockholders' deficit	$51,464	$144,291

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

REVENUE, NET	$19,467	$109,649
COST OF GOODS SOLD	11,444	86,405

GROSS PROFIT	8,023	23,244

OPERATING EXPENSES:
Selling, general and administrative	1,230,864	1,461,042
Marketing	1,151,312	34,175
Impairment of patent	78,573	-
Depreciation and amortization	25,005	30,132

Total expenses	2,485,754	1,525,349

LOSS FROM OPERATIONS	(2,477,731)	(1,502,105)

OTHER INCOME (EXPENSE):
Interest income	14	268
Interest expense	(118,093)	(191,046)
Other income	8,750	-
Loss on settlement of debt	(2,039,584)	(586,175)

Total other expenses	(2,148,913)	(776,953)

NET LOSS	$(4,626,644)	$(2,279,058)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:	$(0.01)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	476,000,298	14,793,963

Weighted average number of dilutive securities has no been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in-Capital	Deficit	Deficit

BALANCE, DECEMBER 31, 2007	4,178,479	$27,195,242	$5,313,089	$(36,331,655)	$(3,823,324)

Adjustment due to stock split	10,184	-	-	-	-
Stock issued for conversion of debt	15,088,690	929,461	-	-	929,461
Stock issued for services	16,009,318	698,938	-	-	698,938
Net loss for the year	-	-	-	(2,279,057)	(2,279,057)

BALANCE, DECEMBER 31, 2008	35,286,671	28,823,641	5,313,089	(38,610,712)	(4,473,982)

Stock issued for conversion of debt	691,572,602	3,312,396	-	-	3,312,396
Stock issued for services	293,192,078	1,771,432	-	-	1,771,432
Net loss for the year				(4,626,644)	(4,626,644)

BALANCE, DECEMBER 31, 2009	1,020,051,351	$33,907,469	$5,313,089	$(43,237,356)	$(4,016,798)

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,626,644)	$(2,279,058)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	1,771,432	698,938
Stock option expenses	-	-
Loss on settlement of debt	2,039,584	586,175
Impairment of patent	78,573	-
Depreciation	19,571	24,727
Changes in operating assets and liabilities:
Inventory	(4,117)	-
Patent costs	5,434	5,405
Accounts receivable	(2,568)	3,224
Prepaid expenses	(4,012)	7,161
Deposits	(11,074)	-
Accounts payable and accrued liabilities	(71,202)	430,922

Net cash used in operating activities	(805,023)	(522,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	10,477	(269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party	121,539	62,487
Proceeds from notes payable	739,716	607,347
Payments on notes payable - related party	(67,252)	(124,704)
Payments on notes payable	-	(30,000)

Net cash provided by financing activities	794,003	515,130

NET DECREASE IN CASH AND CASH EQUIVALENTS	(543)	(7,645)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,910	9,555

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,367	$1,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax	$-	$-
Interest Paid	$-	$818

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

691,572,602 and 15,088,690 Shares of common stock issued for settlement of debt and accrued interest in 2009 and 208	$3,312,396	$929,461

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 - BUSINESS ACTIVITY

Universal Detection Technology, a California corporation, primarily designs, manufactures and markets air pollution monitoring instruments. Beginning in 2002, the Company has focused its research and development efforts in developing a real time biological weapon detection device. To accelerate development of its initial biological weapon detection device, the Company has developed and is implementing a collaborative partnering strategy. Under this strategy, the Company identifies and partners with researchers and developers.  The Company has expanded its services to include security related consulting, event security and counterterrorism training.

The Company is a reseller of a range of products, which include rapid anthrax detection test kits, training courses for first responders, event security, threat evaluation and consulting, radiation detection systems, anti-microbial products, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations.

GOING CONCERN AND MANAGEMENT'S PLANS

 As of December 31, 2009, the Company had a working capital deficit of $3,696,648.  During the year ended December 31, 2009, the Company incurred net losses of $4,626,644 and had an accumulated deficit of $43,237,356 as of December 31, 2009.  These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Management has taken certain steps to provide the Company with necessary capital to continue its operations. These steps include: 1) actively seeking additional funding in the form of unsecured indebtedness and 2) seeking to increase revenues from product sales.

During 2008 and 2009, the Company entered into various agreements to sell shares of its common stock to third parties in order to covert their debts to the respective parties.  In 2008, 15,088,690 shares were issued in the aggregate amount of $929,461.  In 2009, 691,572,602 shares were issued in the aggregate amount of $3,312,396.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Universal Detection Technology and its wholly-owned subsidiaries Nutek, Inc. (“Nutek”) and Logan Medical Devices, Inc. (“Logan”).  The two subsidiaries are currently inactive.  All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION
The Company’s revenue recognition policies are in compliance with ASC 605 (previously Staff accounting bulletin 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Service revenue is recognized when services are performed and amounts are due.

The Company receives rent under a month to month sublease agreement with a third party.  The Company recognized $8,750 in Other Revenue under this agreement in 2009.

INVENTORIES
Inventories, consisting of finished goods, are stated at the lower of cost (first-in first-out) basis or market.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform with the current year’s presentation, none of which had an impact on total assets, stockholders’ equity (deficit), net loss, or net loss per share.

ADVERTISING EXPENSES
The Company expenses advertising costs as incurred. During the years ended December 31, 2009 and 2008, the Company did not have significant advertising costs.

PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION
Property and equipment, consisting of office furniture and equipment, leasehold improvements and lab testing equipment, is recorded at cost less accumulated depreciation. Depreciation and amortization is provided for on the straight-line method over the estimated useful lives of the assets, generally three to five years or over the term of the lease.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Equipment	$51,998	$51,998
Furniture	64,669	64,669
Leasehold Improvements	25,444	25,444
	142,111	142,111
Accumulated Depreciation	(128,735)	(109,165)
Fixed Assets, Net of Depreciation	$13,376	$32,946

Total depreciation expense was $19,571 and $24,727 for the years ended December 31, 2009 and 2008, respectively.

STOCK BASED COMPENSATION TO OTHER THAN EMPLOYEES
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718 (previously Statement of Financial Accounting Standards No. 123), “Accounting for Stock-Based Compensation,” and the conclusions reached by the ASC 505-50 (previously Emerging Issues Task Force in Issue No. 96- 18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“ASC 505-50”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50 (pervious EITF 96-18). In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

EARNINGS PER COMMON SHARE
The Company computes earnings per common share in accordance with ASC 260-10-45 (previously Statement of Financial Accounting Standards No. 128), "Earnings per Share". The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for 539,750 and 592,750  shares at December 31, 2009 and 2008, respectively, because the effect of each is antidilutive.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

IMPAIRMENT OF PATENTS AND LONG-LIVED ASSETS
Patents and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. In accordance with ASC 350 (previously Statement of Financial Accounting Standard No. 142), GOODWILL AND OTHER INTANGIBLE ASSETS ("ASC 350"), the Company periodically evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (ASC 360). SFAS 144 (ASC 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

As per the Statement of Financial Accounting Standards (“SFAS”) No. 142 (ASC 350), “Goodwill and Other Intangible Assets (“SFAS 142”) (ASC 350),” the Company assess finite-lived intangible assets and other long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of intangible assets or other long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method. Based upon the future cash flow, the Company recorded $78,573 in impairment of patent as on December 31, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these items.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

INCOME TAXES
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2009, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

SEGMENT REPORTING
ASC 280 (previously SFAS No. 131), Disclosures about segments of an enterprise and related information, which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of  selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.  In 2009 and 2008, the Company operated in one segment.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and the Company is currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, the Company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the Company is required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 3 – PATENTS

As of December 31, 2009 and 2008, the patent value is as follows:-

	2009	2008
Patent Costs	$117,341	$117,341
Accumulated Amortization	(38,768)	(33,333)
Impairment of patent	(78,573)	-
Patent, Net	$-	$84,008

Total amortization expense was $5,435 and $5,405 for the years ended December 31, 2009 and 2008, respectively.

NOTE 4 – ACCRUED LIABILITIES

The accrued liabilities consist of the following at December 31, 2009 and 2008:

	2009	2008
Loan Fees Payable	$68,600	$68,600
Sales tax payable	-	26
Accrued expenses	66,023	-
Accrued Settlement (Refer to Note 10)	411,500	411,500
Deferred Rent	1,379	-
TOTAL ACCRUED LIABILITIES	$547,502	$480,126

The loan fees payable of $68,600 is the value of 300,000 shares payable to third parties in connection with certain loan fees.

NOTE 5 – ACCRUED PAYROLL – OFFICERS

Accrued payroll – officers as of December 31, 2009 and 2008 is comprised of accrued payroll to the officers of the company amounting to $548,126 and $809,136, respectively.  This payable is interest free, unsecured and due on demand.

NOTE 6 - NOTES PAYABLE, RELATED PARTY

During the year ended December 31, 2009, the Company borrowed a total of $77,082 from its president and chief executive officer under promissory notes executed by the Company.  The notes had interest rates ranging from 12% to 12.5%.  The Company repaid notes totaling $62,709 and Interest of $363. As fo December 31, 2009, $15,523 in principal and $1,685 in interest was due.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

During the year ended December 31, 2009, the Company borrowed a total of $12,998 from its vice president of Global Strategy under promissory notes executed by the Company.  The notes had interest rates of 12% to 12.5%.  The Company made no payments of principal or interest during 2009.  $12,998 was due as of December 31, 2009, and $1,654 in interest was due as of December 31, 2009.

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

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at December 31, 2009:

Notes payable to individuals, subject to contingent settlement agreement and summary judgement, interest at 11.67% per annum, princpal and interest due January 1, 2006, in default, unsecured	$95,740

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due July 2005, in default, unsecured	161,000

Note payable, subject to settlement agreement, interest at 9.17% per annum, principal and interest due July 2005, unsecured	71,500

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due December 2005, unsecured	100,000

Note payable, interest at 12.5% per annum, due November 2007 and verbally extended, unsecured	2,970

Note payable, interest at 12% per annum, due January 2008 and verbally extended, unsecured	3,000

Note payable, interest at 12.5% per annum, due July 2008 and verbally extended, unsecured	20,000

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note payable, interest at 12% per annum, due August 2008 and verbally extended, unsecured	712

Note payable, interest at 12% per annum, due December 2009 and verbally extended, unsecured	27,000

Note payable, interest at 12% per annum, due October 2009 and verbally extended, unsecured	25,000

Note payable, interest at 12% per annum, due January 2010, unsecured	4,000

Note payable, interest at 12% per annum, due January 2010, unsecured	8,000

Note payable, interest at 12% per annum, due January 2010, unsecured	5,000

Note payable, interest at 12% per annum, due January 2010, unsecured	33,000

Note payable, interest at 12% per annum, due February 2010, unsecured	13,000

Note payable, interest at 12% per annum, due February 2010, unsecured	12,000

Note payable, interest at 12% per annum, due February 2010, unsecured	17,000

Note payable, interest at 12% per annum, due April 2011, unsecured	12,500

Note payable, interest at 12% per annum, due April 2011, unsecured	4,475

Note payable, interest at 12% per annum, due May 2011, unsecured	9,000

Note payable, interest at 12% per annum, due May 2011, unsecured	40,000

Note payable, interest at 12% per annum, due May 2011, unsecured	41,000

Note payable, interest at 12% per annum, due May 2011, unsecured	52,941

Note payable, interest at 12% per annum, due June 2011, unsecured	17,450

Note payable, interest at 12% per annum, due June 2011, unsecured	13,677

Note payable, interest at 12% per annum, due June 2011, unsecured	23,000

Note payable, interest at 12% per annum, due June 2011, unsecured	18,940

Note payable, interest at 12% per annum, due June 2011, unsecured	45,904

Note payable, interest at 12% per annum, due August 2010, unsecured	30,000

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note payable, interest at 12% per annum, due September 2011, unsecured	40,000

Note payable, interest at 12% per annum, due September 2011, unsecured	10,000

Note payable, interest at 12% per annum, due August 2010, unsecured	29,920

Note payable, interest at 12% per annum, due July 2011, unsecured	25,940

Note payable, interest at 12% per annum, due November 2009 and verbally extended, unsecured	45,000

Note payable, interest at 12% per annum, due October 2010, unsecured	20,000

Note payable, interest at 12% per annum, due November 2009 and verbally extended, unsecured	50,000

Note payable, interest at 12% per annum, due December 2009 and verbally extended, unsecured	90,000

Note payable, interest at 12% per annum, due January 2010, unsecured	25,000

Total notes payable	$1,243,669

Less: Long-term portion	354,826

Current Notes Payable	$888,843

Notes payable consisted of the following at December 31, 2008:

Notes payable to individuals, subject to contingent settlement agreement and summary judgement, interest at 11.67% per annum, princpal and interest due January 1, 2006, in default, unsecrured	$95,740

Note payable, subject to settlement agreement, interest at 12% oer annum, principal and interest due July 2005, in default, unsecured	161,000

Note payable, subject to settlement agreement, interest at 9.17% per annum, principal and interest due July 2005, unsecured	71,500

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due December 2005, unsecured	100,000

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note payable, interest at 12.5% per annum, due August 2006 and verbally extended, unsecured	14,975

Note payable, interest at 12.5% per annum, due August 2006 and verbally extended, unsecured	10,000

Note payable, interest at 12.5% per annum, due February 2007 and verbally extended, unsecured	62,998

Note payable, interest at 12.5% per annum, due February 2007 and verbally extended, unsecured	4,500

Note payable, interest at 12.5% per annum, due February 2007 and verbally extended, unsecured	3,498

Note payable, interest at 12.5% per annum, due March 2007 and verbally extended, unsecured	50,000

Note payable, interest at 12.5% per annum, due April 2007 and verbally extended, unsecured	50,000

Note payable, interest at 12.5% per annum, due April 2007 and verbally extended, unsecured	30,000

Note payable, interest at 12.5% per annum, due November 2007 and verbally extended, unsecured	60,000

Note payable, interest at 12.5% per annum, due December 2007 and verbally extended, unsecured	30,000

Note payable, interest at 12.5% per annum, due January 2008 and verbally extended, unsecured	20,000

Note payable, interest at 12.5% per annum, due February 2008 and verbally extended, unsecured	30,000

Note payable, interest at 12.5% per annum, due March 2008 and verbally extended, unsecured	25,000

Note payable, interest at 12.5% per annum, due March 2008 and verbally extended, unsecured	40,000

Note payable, interest at 12.5% per annum, due October 2008 and verbally extended, unsecured	25,000

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note payable, interest at 12.5% per annum, due April 2008 and verbally extended, unsecured	40,000

Note payable, interest at 12.5% per annum, due May 2008 and verbally extended, unsecured	60,000

Note payable, interest at 12.5% per annum, due November 2008 and verbally extended, unsecured	30,000

Note payable, interest at 12.5% per annum, due November 2008 and verbally extended, unsecured	20,000

Note payable, interest at 12.5% per annum, due July 2008 and verbally extended, unsecured	20,000

Note payable, interest at 12.5% per annum, due August 2008 and verbally extended, unsecured	15,000

Note payable, interest at 12.5% per annum, due August 2008 and verbally extended, unsecured	17,000

Note payable, interest at 12.5% per annum, due August 2008 and verbally extended, unsecured	20,000

Note payable, interest at 12.5% per annum, due August 2008 and verbally extended, unsecured	30,000

Note payable, interest at 12.5% per annum, due August 2008 and verbally extended, unsecured	13,000

Note payable, interest at 12.5% per annum, due August 2008 and verbally extended, unsecured	13,000

Note payable, interest at 12.5% per annum, due April 2009 and verbally extended, unsecured	20,000

Note payable, interest at 12.5% per annum, due April 2009 and verbally extended, unsecured	19,000

Note payable, interest at 12.5% per annum, due May 2009, unsecured	30,000

Note payable, interest at 12.5% per annum, due May 2009, unsecured	35,000

Note payable, interest at 12.5% per annum, due June 2009, unsecured	20,000

Note payable, interest at 12.5% per annum, due December 2009, unsecured	40,000

Note payable, interest at 12% per annum, due July 2009, unsecured	35,000

Note payable, interest at 12% per annum, due July 2009, unsecured	15,000

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note payable, interest at 12% per annum, due July 2009, unsecured	34,000

Note payable, interest at 12% per annum, due August 2009, unsecured	17,000

Note payable, interest at 12% per annum, due August 2009, unsecured	23,500

Note payable, interest at 12% per annum, due August 2009, unsecured	55,000

Note payable, interest at 12% per annum, due November 2009, unsecured	25,000

Note payable, interest at 12% per annum, due November 2009, unsecured	18,000

Note payable, interest at 12% per annum, due December 2009, unsecured	27,000

Note payable, interest at 12% per annum, due December 2009, unsecured	30,000

Note payable, interest at 12% per annum, due October 2009, unsecured	25,000

Total notes payable	$1,630,711

Less: Long-term portion	-

Current Notes Payable	$1,630,711

The interest expense for the years ended December 31, 2009 and December 31, 2008 is $116,122 and $191,046, respectively.

The Company entered into a contingent settlement agreement on July 26, 2004 related to $440,765 of notes payable to individuals and related accrued interest. In July 2004, the Company paid a total of $73,333 towards the debt and agreed to pay a total of $298,667, including interest through January 2006 in full payment. The Settlement Agreement provides for an accelerated payment schedule at the Company's option, which would reduce the total payment made by the Company by approximately $12,000. The Company defaulted on the two remaining payments totaling $80,000 at which time the entire remaining balance became due, including default interest and legal fees.  The Company currently has accrued $412,215 for interest and legal fees in addition to the $95,740 principal balance

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $200,000 plus accrued interest. The parties agreed to settle the debt for $261,000 payable as follows: Twelve consecutive payments of $12,500 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $95,000 payable on July 31, 2005; and a one-time interest payment of $16,000 on July 31, 2005. This agreement includes an additional $7,500 as inducement to the note holder to enter into the extended agreement, which was amortized as a loan fee over the term of the agreement.  Scheduled payments were not made on the note and the company is currently in default.   The Company currently has accrued $81,637 for interest in addition to the $161,000 principal balance.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $100,000 plus accrued interest. The parties agreed to settle the debt for $130,800 payable as follows: Twelve consecutive payments of $6,000 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $50,500 payable on July 31, 2005; and a one-time interest payment of $8,300 on July 31, 2005. The Company has recognized a $38,610 gain on forgiveness of accrued interest related to this transaction.  Scheduled payments were not made on the note and the company is currently in default.  The Company currently has accrued $34,709 for interest in addition to the $71,500 principal balance.

NOTE 8-STOCKHOLDERS' EQUITY

PREFERRED STOCK
The Company is authorized to issue up to 20,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors.

COMMON STOCK

CONVERSION OF DEBT
During 2009, the Company entered into various agreements to covert $1,123,789 of principal and $145,691 of accrued interest into 691,572,602 shares of common stock.  The fair market value of the stock on the dates of agreement and issuance was $3,312,396.  The Company recorded a loss on settlement of debt of $2,039,584.

During 2008, the Company entered in various agreements to convert $332,395 of principal and $10,941 of accrued interest into 15,088,690 shares of common stock.  The fair market value of the stock on the dates of agreement and issuance was $929,461.  The Company recorded a loss on settlement of debt of $586,125.

STOCK ISSUED FOR SERVICES
During the year ended December 31, 2009, the Company issued an aggregate of 172,471,654 shares of its common stock to various employees of the Company as compensation.  The shares were valued at a total of $779,052

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

During the year ended December 31, 2009, the Company entered into various agreements for strategic business planning, financial advisory, investor relations, professional and public relations services.  As compensation for the services rendered, the Company issued 120,720,424 shares of common stock, valued at $992,380, the fair value of the stock on the day of issuance.

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

STOCK OPTION PLAN
On February 11, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 1,500,000 shares of common stock for awards to be made under the 2008 Plan.  The 2008 Plan is to be administered by a committee of two or more members of our Board of Directors.

On April 29, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the “2008-II Plan”).  The 2008-II Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 1,650,000 shares of common stock for awards to be made under the 2008-III Plan.  The 2008-II Plan is to be administered by a committee of two or more members of our Board of Directors.

On July 1, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the “2008-III Plan”).  The 2008-III Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 2,500,000 shares of common stock for awards to be made under the 2008-III Plan.  The 2008-III Plan is to be administered by a committee of two or more members of our Board of Directors.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

On September 2, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the “2008-IV Plan”).  The 2008-IV Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 3,800,000 shares of common stock for awards to be made under the 2008-IV Plan.  3,800,000 of the shares reserved under this plan have been issued.

On February 15, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan (the “Plan.”)  The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs),  Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are no it connection with the offer and sale of securities in a capital raising transactions.  The company initially reserved 10,000,000 shares of its common stock for awards to be made under the Plan.  10,000,000 of the shares reserved under this plan have been issued.

On May 15, 2009, the Board of Directors adopted the 2009-2 Equity Incentive Plan (The “Plan”.)  The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs),  Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction.  The Company initially reserved 60,000,000 shares of its common stock for awards to be made under the Plan.  59,605,412 of the shares under this plan have been issued.

On November 6, 2009, the Board of Directors adopted the 2009-3 Equity Incentive Plan (The “Plan”.)  The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs),  Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction.  The Company initially reserved 200,000,000 shares of its common stock for awards to be made under the Plan.  58,750,074 of the shares under this plan have been issued.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The Company granted 100,800,000 restricted shares during the year ended December 31, 2009. Of the shares granted, 100,000,000 shares vested immediately and 800,000 shares vest over a six-month period.  The Company recognized marketing expense on a straight-line basis over the vesting periods based on the market price of their stock on the grant date.  The Company recognized $898,429 in marketing expense during the year ended December 31, 2009, due to the restricted shares.

WARRANTS

There were no warrants granted during 2009 and 2008.

The following table summarizes the activity of options and warrants under all agreements and plans for the two years ended December 31, 2009 and 2008:

			Weighted
			Avergae	Aggregate
	Number of		Exercise	Intrinsic
	Options	Warrants	Price	Value
Outstanding, December 31,
2007	539,750	75,250	16

Granted	-	-	-
Exercised	-	-	-
Expired/cancelled	-	(22,250)	50

Outstanding, December 31,
2008	539,750	53,000	15

Granted	-	-	-
Exercised	-	-	-
Expired/cancelled	-	(53,000)	102

Outstanding, December 31,
2009	539,750	-	7	-

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table summarizes information about stock options and warrants outstanding at December 31, 2009:

OPTIONS AND WARRANTS

RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIVE-YEARS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$2 to 66	539,750	1.39	6.6	539,750	6.6
	-			-
	539,750	1.39	6.6	539,750	6.6

STOCK SPLIT

On July 25, 2008, the Company effected a reverse stock split of their common stock.  The reverse split was effected on a one-for-two hundred basis, resulting in 14,211,953 shares outstanding immediately following the stock split.  All common stock numbers in these consolidated financial statements have been retroactively restated for the effect of the reverse split.

NOTE 9 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2009 and 2008 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

	2009	2008

Computed expected income tax provision (benefit)	$(1,573,059)	$(770,739)
Increase in allowance for doubtful accounts	-	18,020
Net operating loss carryforward	1,668,542	846,494
Increased
Accrued liabilities	(99,139)	(97,431)
Stock-based expenses	–	-
Non-deductible meals & entertainment	596	596
Depreciation	3,060	3,060

Income tax provision (benefit)	$-	$-

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The components of the deferred tax assets and (liabilities) as of December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
Temporary differences:
Depreciation	$(5,350)	$(12,270)
Accrued liabilities	(116,634)	(114,625)
Allowance for bad debt	(21,200)	(21,200)
Net operating loss carryforward	13,565,769	11,602,779
Valuation allowance	(13,422,585)	(11,454,684)

Net long-term deferred tax asset	$-	$-

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Accrued expenses	$(2,008)	$65,985
Allowance for bad debt	-	(21,200)
Accumulated Depreciation	6,920	-

Increase in net operating loss carryforward	1,962,990	995,875
Change in valuation allowance	(1,967,902)	(1,040,660)
	$-	$-

As of December 31, 2009, the Company has net operating losses carryforwards of approximately $33,547,164 expiring in 2010 through 2024.

NOTE 10- COMMITMENTS AND CONTINGENCIES

LITIGATION

a)
A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes.  On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”).  On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006.  The Company has accrued for this settlement.  The Company entered into a settlement agreement in the third quarter of 2004 with each of these three parties.  Pursuant to this agreement, at June 30, 2005, the Company was required to pay an additional $80,000 as full payment of our obligations.  The Company did not make this payment and are in default of these notes.  As of December 31, 2009, The Company has $507,955 accrued for including interest relating to this matter.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

b)
On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff’s Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449.  Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid.  In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff.  As of December 31, 2009, $50,457 was due under the agreement.

On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc.  v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.’s Complaint alleged breach of contract, and requested damages in the amount of $111,014 plus interest at the legal rate and for costs of suit.  A Summary Judgment was granted in NBGI’s favor and Judgment has been entered.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The Company is obligated to make certain minimum salary payments as follows:

YEAR ENDING DECEMBER 31,

2010	$319,070
$319,070

LICENSE AGREEMENT

On September 30, 2003, the Company entered into a license agreement with CalTech whereby CalTech granted the Company an exclusive, royalty-bearing license to make, use, and sell all products that incorporate the technology that was developed under the Technology Affiliates Agreement with JPL and is covered by related patents. In addition, the grant includes a nonexclusive, royalty-bearing license to make derivative works of the technology. The Company is required to make quarterly royalty payments to CalTech, ranging from 2% to 4% of net revenues for each licensed product made, sold, licensed, distributed, or used by the Company and 35% of net revenues that the Company receives from sublicensing the licensed products. A minimum annual royalty of $10,000 was due and paid to CalTech on August 1, 2005 and each anniversary thereof. The minimum royalty will be offset by the above mentioned royalty payments, if any.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

To maintain its license with Cal Tech, a minimum annual royalty of $10,000 was due Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of product sales.  Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum royalty will be credited against the annual minimum.  Pursuant to the terms of the license, the Company must pay four percent royalties on product sales in countries where a patent is issued and two percent royalties on product sales in countries where a patent is not issued, as well as 35 percent of net revenues received from sub-licensees.  As of the date of this report the Company has not paid the $10,000 royalty due Caltech on August 1, 2007.  The Company and Caltech entered into a second amendment to the Company’s license agreement, dated December 1, 2006, and which provides that the overdue amounts shall be paid to Caltech in ten monthly installments of $8,631,85.  To date, the Company has made four of the monthly installments called for in the second amendment to its license agreement with Caltech. On June 23, 2009, Caltech sent a letter to the Company asserting certain breaches by the Company of the License Agreement between Caltech and the Company and attempting to terminate the Agreement. The Company disagrees with the various assertions made by Caltech in the letter and has requested that Caltech submit to arbitration all matters in dispute. To date, no further action has been taken and the Company continues to perform under the License Agreement.

OPERATING LEASES

On June 1, 2009, the Company entered into a lease agreement to lease office space commencing June 1, 2009 through May, 31, 2012.

Minimum annual lease payments under this lease are as follows:

2010	$79,365
2011	81,746
2012	34,479

$195,590

Rent expense was $87,204 and $133,897 for 2009 and 2008 respectively.

NOTE 11 SUBSEQUENT EVENTS

Through April 10, 2010, the Company issued an aggregate of 47,201,054 shares of its common stock to employees as payment for current and past services valued at approximately $130,436.

During the first quarter of 2010, the Company entered in several consulting and advisory agreements.  The Company issued 9,882,352 shares of its common stock as partial payment to certain consultants and for payment of professional fees for an aggregate price of $27,847.

Through April 10, 2010, the Company issued 152,070,871 shares of its common stock valued at $384,800 in order to covert $157,076 in principal and accrued interest.

In February 2010, the Company executed a promissory note in the aggregate principal amount of $23,000 payable to an unrelated party.  The promissory note bears interest at 12.0% per annum, due March 4, 2010.

In February 2010, the Company executed a promissory note in the aggregate principal amount of $30,000 payable to an unrelated party.  The promissory note bears interest at 12.0% per annum, due March 26, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) . CONTROLS AND PROCEDURES

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

Identified Material Weaknesses

During the year ended December 31, 2009, the Company identified the following material weaknesses as indicated below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2009:

•	We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors;
•	We did not have formal policies governing certain accounting transactions and financial reporting processes;
•	We did not obtain attestations by all employees regarding their understanding of and compliance with Universal Detection Technology, Inc. policies related to their employment;
•
We did not obtain attestations by all members of our board of directors, our executive officers and/or our senior financial officers regarding their compliance with our Code of Ethics and our Code of Ethics did not apply to our other employees;

•
We did not perform adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes; and

•
We had not fully implemented certain control activities and capabilities included in the design of our financial system. Certain features of our financial system are designed to automate accounting procedures and transaction processing, or to enforce controls.

Based on management's evaluation of our internal control over financial reporting, our current CFO and CEO have concluded that Universal Detection Technology, Inc. did not maintain effective internal control over financial reporting as of December 31, 2009.

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

Conclusion

The above identified material weaknesses did not result in material audit adjustments to our 2009 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business experience of our directors, executive officers, and key employees as of April 15, 2010:

Name	Age	Position
Jacques Tizabi	38	President, Chief Executive Officer, Acting Chief Financial Officer, and Director

Matin Emouna (1)	39	Director

Tom Sepnzis	39	Director

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

On April 1, 2009, Dr. Leonard Makowka resigned from the Board of Directors of Universal Detection Technology.  Dr. Leonard Makowka is no longer a director of the Company.  He was a director for all of 2008.

On April 2, 2009, the Board of Directors voted to fill the vacancy created by Dr. Makowka’s resignation by electing Mr. Tom Sepnzis a director.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours.  Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file.  To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2009, we believe our executive officers, directors and greater than ten percent shareholders of our common stock, complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for the fiscal year ended December 31, 2009.  The following table summarizes all compensation for fiscal year 2009 received by our Chief Executive Officer.  No other executive officer earned in excess of $100,000 in fiscal year 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Jacques Tizabi, President, CEO, Acting CFO	2009	$289,406	--	--	--	--	--	--	$289,406

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following reflects all compensation awarded to, earned by, or paid to the directors for the fiscal year ended December 31, 2009

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised earned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units, or other rights that have not vested ($)
Jacques Tizabi	0	0	0	0	0	0	0	0	0
Matin Emouna	0	0	0	0	0	0	0	0	0
Leonard Makowka	0	0	0	0	0	0	0	0	0
Tom Sepenzis	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

The following reflects all compensation awarded to, earned by, or paid to the directors below for the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jacques Tizabi	$0	--	--	--	--	--	$0

Matin Emouna	$0	--	--	--	--	--	$0

Dr. Leonard Makowka	$0	--	--	--	--	--	$0

Tom Sepenzis	$0	--	--	--	--	--	$0

On October 18, 2004, the Board of Directors determined to compensate independent directors in the amount of $15,000 each for services rendered through December 31, 2004. The Board also determined to compensate the independent directors $5,000 each for services to be rendered for the period January 1, 2005 through December 31, 2005. No compensation was paid to directors for the period January 1, 2006 through December 31, 2009.  When we request our Board members to attend meetings in person, it is our policy to reimburse directors for reasonable travel and lodging expenses incurred in attending those Board meetings. No compensation was paid to directors

EMPLOYMENT AGREEMENTS

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

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth information as of April 10, 2010, relating to the ownership of our common and preferred stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of each class of our capital stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.  The address of each person listed is in care of Universal Detection Technology, 340 N. Camden Drive, Suite 302, Beverly Hills, California 90210.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)	Number of Shares of Preferred Stock Beneficially Owned (1)	Percent of Class (1)

Jacques Tizabi, President, CEO, Acting CFO, Director	127,926,416 (2)	10.4%	150	100%

Matin Emouna, Director	0	*	0	*

Dr. Leonard Makowka, Director	0	*	0	*

Tom Sepenzis, Director	0	*	0	*

Directors and executive officers as a group (4 persons)	127,926,416 (2)	10.4%	150	100%
* Less than 1%.

(1)
Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership with respect to the number of shares of our common stock actually outstanding at April 10, 2010.  As of April 10, 2010, we had 1,229,196,260 common shares, no par value, outstanding.

(2)	Includes 539,750 shares that may be acquired upon the exercise of fully vested options.

CHANGE IN CONTROL
We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2009, the Company borrowed a total of $77,082 from its president and chief executive officer under promissory notes executed by the Company.  The notes had interest rates ranging from 12% to 12.5%.   The Company repaid notes totaling $62,709 and interest of $363. As of December 31, 2009, $15,523 in principal and $1,685 in interest was due.

Mr. Matin Emouna and Mr. Tom Sepenzis are independent directors as that term is defined by NYSE Rule 303A.02(a). The Company currently does not have a nominating/corporate governance committee but does have an audit committee and a compensation committee both comprised of Mr. Matin Emouna. Of the members of the Company’s board of directors, Messrs. Matin Emouna and Tom Sepenzis meet the NYSE’s independence standards for members of such committees and Mr. Jacques Tizabi does not meet the NYSE’s independence requirements for members of such committees.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Audit Committee approved the engagement of Kabani & Company as our independent auditors for $40,000.

AUDIT FEES

The aggregate fees billed by Kabani and Associates for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 was $58,000 and $58,000 respectively.

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

3.4	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 15, 2002).

3.5	Certificate of Determination of Preferences of Preferred Shares.

3.5	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2008).

4.1	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 31, 2005).

4.2	2006 Stock Compensation Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on February 13, 2006).

4.3	2006 Consultant Stock Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on June 30, 2006).

4.4	2006-II Consultant Stock Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on November 22, 2006).

4.5	2009 Equity Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on February 20, 2009).

4.6	2008 Equity Incentive Plan IV (incorporated by reference to the Company’s Form S-8 Registration Statement filed on September 8, 2008).

4.7	2008 Equity Incentive Plan III (incorporated by reference to the Company’s Form S-8 Registration Statement filed on July 11, 2008).

4.8	2008 Equity Incentive Plan II (incorporated by reference to the Company’s Form S-8 Registration Statement filed on April 23, 2008).

4.9	2008 Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on February 11, 2008).

4.10	2009 Equity Incentive Plan III (incorporated by reference to the Company’s Form S-8 Registration Statement filed on November 6, 2009).

4.11	2009 Equity Incentive Plan II (incorporated by reference to the Company’s Form S-8 Registration Statement filed on May 15, 2009).

4.12	2009 Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on February 23, 2009).

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

10.18	Form of Consulting Agreement (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on February 14, 2006).

10.19	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 25, 2008)

10.20	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 20, 2009)

10.19	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009)

10.19	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009)

10.20	Commercial Property Lease dated June 1, 2009

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Company 's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 31, 2004).

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010	UNIVERSAL DETECTION TECHNOLOGY

By:	/s/ Jacques Tizabi
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

Date: April 15, 2010	/s/ Jacques Tizabi
Jacques Tizabi, President, Chief Executive
Officer, Acting Chief Financial Officer, and Chairman of the Board of Directors

Date: April 15, 2010	/s/ Tom Sepnzis
Tom Sepnzis, Director

Date: April 15, 2010	/s/ Matin Emouna
Matin Emouna, Director