Form 10-Q
period 2010-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2010-05-24
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File Number 0-31012

UNIVERSAL DETECTION TECHNOLOGY
(NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

California	95-2746949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 North Camden Drive, Suite 302 Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (310) 248-3655

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, ifany, every Interactive Data File requiredto be submitted and posted pursuant to Rule 405 of RegulationS-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares outstanding as of May 20, 2010: 1,309,502,399 common shares.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010, AND DECEMBER 31, 2009
(UNAUDITED)
ASSETS
	March 31, 2010	December 31, 2009

CURRENT ASSETS:
Cash and cash equivalents	$917	$1,367
Accounts Receivable,net	5,584	3,626
Inventory	4,117	4,117
Prepaid expenses	-	7,678

Total current assets	10,618	16,788

Deposits	21,300	21,300
Equipment, net	10,412	13,376

Total assets	$42,330	$51,464

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade	$1,061,972	$1,035,204
Accrued liabilities	513,070	547,502
Accrued payroll - officers	620,477	548,126
Notes payable - related party	120,346	64,612
Notes payable	916,844	888,843
Accrued interest expense	657,671	629,149

Total current liabilities	3,890,380	3,713,436

Long term notes payable	232,981	354,826

Total liabilities	4,123,361	4,068,262

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares
authorized, -0- issued and outstanding	-	-
Common stock, no par value,200,000,000 shares authorized,
1,171,984,806 shares issued and outstanding as of March 31, 2010
and 1,020,051,351 shares issued and outstanding as of December 31, 2009	34,317,278	33,907,469
Shares to be issued	112,441	-
Additional paid-in-capital	5,313,089	5,313,089
Accumulated deficit	(43,823,839)	(43,237,356)

Total stockholders' deficit	(4,081,031)	(4,016,798)

Total liabilities and stockholders' deficit	$42,330	$51,464

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(UNAUDITED)	(UNAUDITED)

REVENUE, NET	$1,958	$15,482
COST OF GOODS SOLD	1,148	1,869

GROSS PROFIT	810	13,613

OPERATING EXPENSES:
Selling, general and administrative	314,835	183,600
Marketing	3,385	12,325
Depreciation and amortization	2,964	7,533

Total expenses	321,184	203,458

LOSS FROM OPERATIONS	(320,374)	(189,845)

OTHER INCOME (EXPENSE):
Interest income	1	11
Interest expense	(42,135)	(52,374)
Other income	3,750	-
Loss on settlement of debt	(227,725)	(37,056)

Total other expenses	(266,109)	(89,419)

NET LOSS	$(586,483)	$(279,264)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:	$(0.0005)	$(0.0100)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,083,276,169	54,235,466

Weighted average number of dilutive securities has no been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(586,483)	$(279,264)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	25,008	12,451
Stock option expenses	-	-
Loss on settlement of debt	227,725	37,056
Depreciation	2,964	7,533
Changes in operating assets and liabilities:
Inventory	-	-
Accounts receivable	(1,958)	80
Prepaid expenses	7,678	(2,874)
Deposits	-	-
Stock to be issued	112,441	-
Accounts payable and accrued liabilities	103,441	112,519

Net cash used in operating activities	(109,184)	(112,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	-	10,477

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party	68,439	17,298
Proceeds from notes payable	53,000	92,000
Payments on notes payable - related party	(12,705)	(7,976)
Payments on notes payable	-	-

Net cash provided by financing activities	108,734	101,322

NET DECREASE IN CASH AND CASH EQUIVALENTS	(450)	(700)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,367	1,910

CASH AND CASH EQUIVALENTS, END OF PERIOD	$917	$1,210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax	$-	$-
Interest Paid	$462	$-

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$272,359	$189,456
Compensation contribution	$-	$-

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Detection Technology and Subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-Q and Item 310 of Regulation S-K, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

As of March 31, 2010, the Company had a working capital deficit of $3,879,762 and an accumulated deficit of $43,823,839. The Company incurred a net loss of $586,483 for the three month period ended March 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the first three months of 2010, the Company sold detection kits under various purchase agreements and had consulting revenue for $1,958. The Company also entered into various agreements to issue 152,070,871 shares of its common stock to third parties in order to convert outstanding debt to the respective parties.  The value of the stock issued in consideration for the debt conversion was $384,800.

Management has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) to continue actively seeking additional funding and 2) seek additional funds support.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) – a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities.

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

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

NOTE 3 - NOTES PAYABLE

During the three month period ended March 31, 2010, the Company borrowed an aggregate of $53,000 from third parties under various promissory note agreements.  The promissory notes all bear interest at 12.0% per annum, and are due on or before May 4, 2010.  No interest or principal payments have been made on the notes.

As of March 31, 2010 and December 31, 2009, the Company had total notes payable of $1,149,824 and $1,243,669.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company was involved in the following litigations:

a)
A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes.  On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”).  On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006.  As of March 31, 2010 and December 31, 2009, the Company has accrued $520,792 and $507,995 respectively for this settlement including principal and interest.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

b)
On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff’s Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449.  Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid.  In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff.  As of March 31, 2010, $11,821 was due under the agreement.

c)	On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.’s Complaint alleged breach of contract, and requested damages in the amount of $111,014 plus interest at the legal rate and for costs of suit. UDT strongly disputes and shall vigorously defend against the allegations of the Complaint. To date, discovery has commenced, and trial has been set for October 29, 2007. There is also a Motion for Summary Judgment set for September 11, 2007. The Summary Judgment was granted in NBGI’s favor, and Judgment has been entered.

d)	On June 23, 2009, California Institute of Technology (“Cal Tech”) sent a letter to Universal Detection Technology ("UDT"), asserting certain breaches by UDT of that certain License Agreement between Cal Tech and UDT effective September 30, 2009 as amended (the "License Agreement") including nonpayment of royalties, failure to pay certain prosecution and legal costs and failure to fully commercialize the patents and technologies that are licensed to UDT under the License Agreement. Cal Tech is also asserting its right to terminate the License Agreement effective June 4, 2009. UDT disagrees with the various assertions made by Cal Tech in the letter and has requested that Cal Tech submit to arbitration all matters in dispute. To date, no further action has been taken and UDT continues to perform under the License Agreement. However, there can be no assurance that the License Agreement will continue in effect, or that UDT will be able to continue the use, development and commercialization of the underlying patents and technologies. Primarily the License Agreement concerns a group of patents that support UDT's "BSM" technologies and related products. The loss of these licensed technologies would have an adverse effect on UDT's prospects until such time as alternate technologies are licensed or developed.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

From time to time, the Company is a party to a number of lawsuits arising in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s operations, cash flows or financial position.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the three month period ended March 31, 2010, the Company issued an aggregate of 38,867,722 shares of common stock to employees for services rendered to the Company.  The Company recorded the expense at the fair market value of the shares of $109,603.

During the three month period ended March 31, 2010, the Company issued 9,882,352 shares of common stock as payment for consulting or other professional fees for an aggregate amount of $27,847.

During the three month period ended March 31, 2010, the Company entered various agreements to convert $146,845 of indebtedness into 152,070,871 shares of common stock.  The fair market value of the stock on the date of agreement was $384,800.  The Company recorded a loss on settlement of debt of $227,724.  Out of these shares, the company issued 48,887,490 shares of the common stock, valued at $112,441, subsequent to March 31, 2010.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.

STOCK OPTION PLAN

On February 11, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of  Nonqualified  Stock Options,  Incentive  Stock Options,  Stock  Appreciation Rights (or SARs),  Restricted Stock,  Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 300,000,000 shares of its common stock for awards to be made under the Plan. 299,991,072 shares reserved under this plan have been issued.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

On April 29, 2008, the Board of Directors adopted the 2008-2 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of  Nonqualified  Stock Options,  Incentive  Stock Options,  Stock  Appreciation Rights (or SARs),  Restricted Stock,  Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company initially reserved 330,000,000 shares of its common stock for awards to be made under the Plan. 326,854,165 of the shares reserved under this plan have been issued.

On July 1, 2008, the Board of Directors adopted the 2008-3 Equity Incentive Plan (the "Plan”).  The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company initially reserved 2,500,000 shares of its common stock for awards to be made under the Plan.  2,500,000 of the shares reserved under this plan have been issued.

On September 2, 2008, the Board of Directors adopted the 2008-4 Equity Incentive Plan (the “Plan”).  The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs).  Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service provider, provided that such services are not in connection with the offer and sale of securities in a capital raising transactions.  The company initially reserved 3,800,000 shares of its common stock for awards to be made under the Plan.  3,800,000 of the shares reserved under this plan have been issued.

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

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

On November 6, 2009, the Board of Directors adopted the 2009-3 Equity Incentive Plan (The “Plan”.)  The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction.  The Company initially reserved 200,000,000 shares of its common stock for awards to be made under the Plan.  84,643,045 of the shares under this plan have been issued.

Warrants:

There were no warrants granted during the three month period ended March 31, 2010.

Common stock purchase options and warrants consisted of the following as of March 31, 2010.

Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, December 31, 2009	539,750	$2 to $66	$-
Granted	-		-
Exercised	-		-
Expired	-		-
Outstanding and exercisable, March 31, 2010	539,750	$2 to $66	$-

Warrants:
Outstanding and exercisable, December 31, 2009	-	N/A	$-
Granted	-		-
Exercised	-		-
Expired	-		-
Outstanding and exercisable, March 31, 2010	-	N/A	$-

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Options:

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The Company adopted ASC 718 (previously SFAS No. 123-R) effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the three months ended March 31, 2010, includes compensation expense for all stock-based compensation awards vested during the three months ended March 31, 2010, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of ASC 718, no expense has been recorded during the three month period ended March 31, 2010.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company borrowed an aggregate of $5,318 in principal with interest rates of 12.0% and repaid $12,021 in principal payments under various promissory note agreements to its president and CEO.  $462 in interest has been paid under these agreements.

NOTE 7 - SUBSEQUENT EVENTS

During April and May 2010, the Company issued an aggregate of 15,624,998 shares of common stock to employees for services rendered valued at approximately $41,771.

During April 2010, the Company entered in various agreements to covert outstanding debt to 62,746,500 shares of common stock valued at approximately $238,437.

During May 2010, the Company entered in various agreements to convert outstanding debt to 62,760,390 shares of common stock valued at approximately $138,073.

During April 2010, the Company borrowed an aggregate of $35,000 from third parties under various promissory note agreements.  The notes carry interest at 12%.  The notes are due on or before May 2011.

During May 2010, the Company issued 10,267,973 shares of its common stock as partial payment to certain consultants and for payment of professional fees for an aggregate price of $30,384.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report of Form 10-Q, including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the Securities and Exchange Commission (Collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations.

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

We plan to engage more in value added services to complement our bioterrorism detection technologies. Through partnerships with various third parties we now supply bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, radiation detection systems, chemical weapons and industrial chemical detection devices, and counter-terrorism training references.

During the three months ended March 31, 2010 we spent an aggregate of $318,220 on selling, general and administrative expenses, research and development expenses and marketing expenses. This amount represents a 63% increase over the comparable year-ago period. The increase is principally attributable to an increase in compensation expenses and professional fees.

Our working capital deficit at March 31, 2010, was $3,879,762.  Our independent auditors' report, dated April 12, 2010 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2009. We require approximately $2 million to repay indebtedness in the next 12 months.

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

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009.

Revenue.  Total revenue for the three months ended March 31, 2010 was $ 1,958, as compared to revenue of $15,482 for the same period in the prior fiscal year, a decrease of $13,524.  The decrease is primarily due to a reduced number of detection unit sales.

Operating Expenses. Total operating expenses for the three months ended March 31, 2010 were $318,220 representing an increase of $122,295.  Total selling, general and administrative expenses for the three months ended March 31, 2010 were $314,835 representing an increase of $131,235 (72%) as compared to the same period in the prior fiscal year. These increases are principally attributable to an increase in professional fees and in stock based compensation.

Other income(expense). Other income (expense) amounted to ($266,109) for the three months ended March 31, 2010 as compared to ($89,419) for the corresponding period of the prior year.  The change is principally related the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the three months ended March 31, 2010 was $586,483, as compared to a net loss of $279,264 for the same period in the prior fiscal year, representing an increase of $307,219.  The primary reasons for this are an increase in professional fess and in stock based compensation and an increase in loss recognized on the settlement of shares issued for debt.

LIQUITY AND CAPITAL RESOURCES

We require approximately $2 million to repay debt and $300,000 to execute our business plan in the next twelve months. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that uses of our available capital during the next 12 months principally will be for:

• administrative expenses, including salaries of officers and other employees we plan to hire;

• repayment of debt;

• sales and marketing;

• product testing and manufacturing; and

• expenses of professionals, including accountants and attorneys.

Our working capital deficit at March 31, 2010 was $3,879,762.  Our independent auditors’ report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2009.  We require approximately $2 million to repay indebtedness including interest in the next 12 months.  The following provides principal terms of our outstanding debt as of March 31, 2010:

•
One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes.  As of March 31, 2010, we have $520,792 accrued for including interest relating to this matter.

•
One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2010, there was $161,000 principal amount (and $85,265 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

•
One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2010, there was $71,500 principal amount (and $34,709 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum.  As of March 31, 2010, we owed $49,500 in interest.  We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 1, 2007 with an interest rate of 12.5% per annum.  As of March 31, 2010, we owed $2,970 in principal and $278 in interest.  We did not make our scheduled payment on November 1, 2007.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on January 11, 2008 with an interest rate of 12% per annum.  As of March 31, 2010, we owed $3,000 in principal and $450 in interest.  We did not make our scheduled payment on January 11, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on July 8, 2008 with an interest rate of 12.5% per annum.  As of March 31, 2010, we owed $20,000 in principal and $5,625 in interest.  We did not make our scheduled payment on July 8, 2008. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on August 4, 2008 with an interest rate of 12% per annum.  As of March 31, 2010, we owed $713 in principal and $45 in interest.  We did not make our scheduled payment on August 4, 2008.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on October 9, 2009 with an interest rate of 12.0% per annum.  As of March 31, 2010, we paid off the remaining balance.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $27,000 due on December 2, 2009 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $27,000 in principal and $4,320 in interest.  We did not make our scheduled payment on December 2, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,000 due on January 9, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $4,000 in principal and $600 in interest.  We did not make our scheduled payment on January 9, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $8,000 due on January 13, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $8,000 in principal and $1,200 in interest.  We did not make our scheduled payment on January 13, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $5,000 due on January 16, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $5,000 in principal and $750 in interest.  We did not make our scheduled payment on January 16, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $33,000 due on January 22, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $33,000 in principal and $4,620 in interest.  We did not make our scheduled payment on January 22, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on February 11, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $13,000 in principal and $1,820 in interest.  We did not make our scheduled payment on February 11, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,000 due on February 20, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $12,000 in principal and $1,560 in interest.  We did not make our scheduled payment on February 20, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on February 11, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $17,000 in principal and $2,380 in interest.  We did not make our scheduled payment on February 11, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,500 due on April 16, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $12,500 in principal and $1,438 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,475 due on April 23, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $4,475 in principal and $492 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,000 due on May 1, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $9,000 in principal and $990 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on May 6, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $40,000 in principal and $4,400 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,000 due on May 13, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $41,000 in principal and $4,305 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $52,941 due on May 28, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2010, we paid off the remaining balance.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,450 due on June 4, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $17,450 in principal and $1,745 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,677 due on June 16, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $13,677 in principal and $1,300 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,000 due on June 29, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2010, we paid off the remaining balance.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,940 due on June 9, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $18,940 in principal and $1,894 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 24, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $30,000 in principal and $1,500 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on September 10, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $40,000 in principal and $2,663 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $10,000 due on September 15, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $10,000 in principal and $650 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $29,920 due on August 12, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $29,920 in principal and $2,244 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,940 due on July 23, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $25,940 in principal and $2,075 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $45,000 due on November 2, 2009 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $45,000 in principal and $2,700 in interest.  We did not make our scheduled payment on November 2, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on October 15, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $20,000 in principal and $1,100 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 27, 2009 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $50,000 in principal and $2,500 in interest.  We did not make our scheduled payment on November 27, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on December 23, 2009 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $90,000 in principal and $3,600 in interest.  We did not make our scheduled payment on December 23, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on January 16, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $25,000 in principal and $875 in interest.  We did not make our scheduled payment on January 16, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,000 due on May 4, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $23,000 in principal and $460 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on March 26, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2010, we owed $30,000 in principal and $300 in interest.  We did not make our scheduled payment on March 26,2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. During the three months ending on March 31, 2010 we have entered into agreements to convert 152,070,871 shares of common stock valued at $384,800.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCOLSOURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES
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

(a) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on an evaluation under the supervision and with the participation of the Company's management, including the CEO and the acting CFO have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were not effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Identified Material Weaknesses

During the quarter ended March 31, 2010, the Company identified the following material weaknesses as indicated below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of March 31, 2010:

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

Based on management's evaluation of our internal control over financial reporting, our current CFO and CEO have concluded that Universal Detection Technology, Inc. did not maintain effective internal control over financial reporting as of March 31, 2010.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

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

In light of the identified material weaknesses, management performed: (i) significant additional substantive review of those areas described above; and (ii) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-Q fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. As of March 31, 2010, we have accrued $520,792 for this settlement including principal and interest.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against Universal Detection Technology ("UDT")for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT.  As of March 31, 2010, $11,821 was due under the agreement.

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

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of 2010, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

•
During the three months ended March 31, 2010, we entered into agreements to issue 152,070,871 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $384,800 as follows:

On January 27, 2010, we issued 50,053,381 shares of common stock to convert outstanding debt obligations valued at $52,941.  The price per share of the conversion was $0.003.

On March 24, 2010, we issued 24,380,000 shares of common stock to convert outstanding debt obligations valued at $23,000.  The price per share of the conversion was $0.0023.

On March 24, 2010, we issued 28,750,000 shares of common stock to convert outstanding debt obligations valued at $25,000.  The price per share of the conversion was $0.0023.

On March 22, 2010, we entered into an agreement to issue 48,887,490 shares of common stock to convert outstanding debt obligations valued at $45,904.  The price per share of the conversion was $0.0023.  The shares were issued in April 2010.

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

•
One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2010, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of March 31, 2010, we owed $85,265 in interest on this note.

•
One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2010, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of March 31, 2010, we owed $34,709 in interest on this note.

ITEM 4.  REMOVED AND RESERVED.

ITEM  5.  OTHER INFORMATION.

During April 2010, we issued 111,633,990 shares of common stock to various note holders upon  conversion of outstanding debt obligations valued at approximately $350,878

During May 2010, we entered into agreements to issue 62,760,390 shares of common stock to various note holders upon conversion of outstanding debt obligations valued at approximately  $138,073.

Through May 20, 2010, the Company issued an aggregate of 15,624,998 shares of its common stock to employees as payment for current and past services valued at approximately $41,771.

Through May 20, 2010, the  Company issued 10,267,973 shares of its common stock as partial payment to certain consultants and for payment of professional fees for an aggregate price of $30,384.

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

UNIVERSAL DETECTION TECHNOLOGY

Dated; May 24, 2010	By:	/s/ Jacques Tizabi
Jacques Tizabi, President, Chief Executive Officer (Principal Executive Officer),
and Acting Chief Financial Officer (Acting Principal Financial Officer)