Form 10-Q
period 2010-06-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2010-08-23
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of August 19, 2010, there were 1,454,080,969  shares of common stock outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010, AND DECEMBER 31, 2009
(UNAUDITED)

ASSETS
	June 30, 2010	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$5,182	$1,367
Accounts Receivable,net	3,291	3,626
Inventory	4,117	4,117
Prepaid expenses	74,822	7,678

Total current assets	87,412	16,788

Deposits	21,300	21,300
Equipment, net	10,720	13,376

Total assets	$119,432	$51,464

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade	$1,072,453	$1,035,204
Accrued liabilities	602,976	547,502
Accrued payroll - officers	624,236	548,126
Notes payable - related party	184,510	64,612
Notes payable	1,043,025	888,843
Accrued interest expense	684,236	629,149

Total current liabilities	4,211,436	3,713,436

Long term notes payable	75,940	354,826

Total liabilities	4,287,376	4,068,262

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares
authorized, -0- issued and outstanding	-	-
Common stock, no par value, 20,000,000 shares authorized,
1,416,272,157 shares issued and outstanding as of June 30, 2010
and 1,020,051,351 shares issued and outstanding as of December 31, 2009	34,967,363	33,907,469
Additional paid-in-capital	5,313,089	5,313,089
Accumulated deficit	(44,448,396)	(43,237,356)

Total stockholders' deficit	(4,167,944)	(4,016,798)

Total liabilities and stockholders' deficit	$119,432	$51,464

See accompanying notes to the unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

REVENUE, NET	$1,099	$-
COST OF GOODS SOLD	1,002	-

GROSS PROFIT	97	-

OPERATING EXPENSES:
Selling, general and administrative	277,085	291,692
Marketing	57,611	42,500
Depreciation and amortization	2,704	7,533

Total expenses	337,400	341,725

LOSS FROM OPERATIONS	(337,303)	(341,725)

OTHER INCOME (EXPENSE):
Interest expense	(40,002)	(24,906)
Other income	3,750	-
Loss on settlement of debt	(251,002)	(390,184)

Total other expenses	(287,254)	(415,090)

NET LOSS	(624,557)	$(756,815)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:	(0.0005)	$(0.0029)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,343,232,457	260,634,355

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

REVENUE, NET	$3,057	$15,482
COST OF GOODS SOLD	2,150	1,868

GROSS PROFIT	907	13,614

OPERATING EXPENSES:
Selling, general and administrative	591,920	475,192
Marketing	60,996	54,925
Depreciation and amortization	5,668	15,067

Total expenses	658,584	545,184

LOSS FROM OPERATIONS	(657,677)	(531,570)

OTHER INCOME (EXPENSE):
Interest expense	(82,136)	(77,269)
Other income	7,500	-
Loss on settlement of debt	(478,727)	(427,241)

Total other expenses	(553,363)	(504,510)

NET LOSS	$(1,211,040)	$(1,036,080)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:	$(0.0010)	$(0.0070)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,214,409,060	157,374,747

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,211,040)	$(1,036,080)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	298,583	472,212
Loss on settlement of debt	478,727	427,241
Depreciation	5,668	15,067
Changes in operating assets and liabilities:
Inventory	-	(5,852)
Accounts receivable	335	824
Prepaid expenses	(67,144)	(3,434)
Deposits	-	(11,074)
Accounts payable and accrued liabilities	240,101	(260,044)

Net cash used in operating activities	(254,770)	(401,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		-
Decrease in restricted cash	(3,012)	10,477
Net cash provided by (used in) investing activity	(3,012)	10,477

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party	155,923	32,492
Proceeds from notes payable	119,000	384,887
Payments on notes payable - related party	(13,326)	(23,170)

Net cash provided by (used in) financing activities	261,597	394,209

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,815	3,546

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,367	1,910

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,182	$5,456

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax	$-	$-
Interest Paid	$526	$-

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$761,310	$936,338

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Detection Technology and Subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-Q and Item 310 of Regulation SK, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

As of June 30, 2010, the Company had a working capital deficit of $4,124,024 and an accumulated deficit of $44,448,396. The Company incurred a net loss of $1,211,040 for the six month period ended June 30, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the first six months of 2010, the Company sold detection kits under various purchase agreements and had consulting revenue for $3,057. The Company also entered into various agreements to issue 396,220,806 shares of its common stock to third parties in order to convert outstanding debt to the respective parties.  The value of the stock issued in consideration for the debt conversion was $1,059,896.

RECLASSIFICATION

Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. This Statement shall be effective for reporting period that begins after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

In June 2009, the FASB issued new guidance which is now part of ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10) (formerly Statement of Financial Accounting Standards No. 168),  establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective from October 1, 2009, and do not have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

NOTE 3 – NOTES PAYABLE

During the first quarter of 2010, the Company borrowed an aggregate of $53,000 from third parties under various promissory note agreements.  The promissory notes all bear interest at 12.0% per annum, and are due on or before May 4, 2010.  No interest or principal payments have been made on the notes.

During the second quarter of 2010, the Company borrowed an aggregate of $66,000 from third parties under various promissory note agreements.  The promissory notes all bear interest at 12.0% per annum, and are due on or before May 12, 2011.  No principal or interest payments have been made on these notes.

As of June 30, 2010, the Company had total notes payable of $1,118,965, out of which $1,043,025 was current and $75,940 was long term. As of December 31, 2009, the Company had total notes payable of $1,243,669, out of which $888,843 was current and $354,826 as long term.

The interest expense on these notes payable for the six months ended June 30, 2010 and 2009 was $82,138 and $77,281, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company was involved in the following litigations:

a)
A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes.  On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”).  On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006.  As of June 30, 2010 and December 31, 2009, the Company has accrued $533,629 and $507,995 respectively for this settlement including principal and interest.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

b)
On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff’s Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449.  Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid.  In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff.  As of June 30, 2010, $11,217 was due under the agreement.

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

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 5- STOCKHOLDERS’ EQUITY

During the six month period ended June 30, 2010, the Company issued an aggregate of 54,492,720 shares of common stock to employees for services rendered to the Company.  The Company recorded the expense at the fair market value of the shares of $151,374.

During the six month period ended June 30, 2010, the Company issued 64,150,325 shares of common stock as payment for consulting or other professional fees for an aggregate amount of $147,212.

During the six month period ended June 30, 2009, the Company entered various agreements to convert $282,583 of debt and accrued interest into 277,577,761 shares of common stock.  The fair market value of the stock on the date of agreement and issuances was $761,310.  The company recorded a loss on settlement of debt of $478,727.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.  No options or warrants have been issued for the six months ended June 30, 2010.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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
June 30, 2010

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

On November 6, 2009, the Board of Directors adopted the 2009-3 Equity Incentive Plan (The “Plan”.)  The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction.  The Company initially reserved 200,000,000 shares of its common stock for awards to be made under the Plan.  120,461,225 of the shares under this plan have been issued.

Warrants:

There were no warrants granted during the six month period ended June 30, 2010.

Common stock purchase options and warrants consisted of the following as of June 30, 2010:

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Common stock purchase options and warrants consisted of the following as of June 30, 2010:

		Weighted Average	Weighted	Aggregated
		Exercise	Average	Intrinsic
	# shares	Price	Remaining Life	Value
Options:
Outstanding and exercisable, December 31, 2009	539,750	$6.65	1.39	$-
Granted	-			-
Exercised	-			-
Expired	-			-
Outstanding and exercisable, June 30, 2010	539,750	$6.65	0.90	$-

Warrants:
Outstanding and exercisable, December 31, 2009	-	N/A		$-
Granted	-			-
Exercised	-			-
Expired	-			-
Outstanding and exercisable, June 30, 2010	-	N/A		$-

Options:

Prior to July 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB No. 25).

The Company adopted ASC 718 (previously SFAS No. 123-R) effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the six months ended June 30, 2010, includes compensation expense for all stock-based compensation awards vested during the six months ended June 30, 2010, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of ASC 718, no expense has been recorded during the six month period ended June 30, 2010.

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

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010, the Company repaid $13,326 in principal and interest payments under various promissory note agreements to its president and CEO.  During the six months ended June 30, 2010, the Company borrowed an aggregate of $5,318 in principal with interest rates of 12.0%.

As of June 30, 2010 & December 31, 2009, the notes payable to related parties were $6,272 and $28,870, respectively. The notes are unsercured, bear interest of 12% per annum and are due on or before October 2010.

In addition, the loan payable to related parties as of June 30, 2010 and December 31, 2009 were $178,238 and $35,742, respectively. These loans are unsecured,  interest free ,and due on demand.

The accrued payroll of the officers as of June 30, 2010 and December 31, 2009 were $624,236 and $548,126, respectively.

NOTE 7 - SUBSEQUENT EVENTS

During July 2010, the Company issued an aggregate of 31,818,180 shares of common stock to employees for services rendered valued at approximately $44,545.

During July and August 2010, the Company issued 4,000,000 shares of its common stock as partial payment to certain consultants and for payment of professional fees for an aggregate price of $5,200.

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

During the three months ended June 30, 2010 we spent an aggregate of $334,696 on selling, general and administrative expenses, research and development expenses and marketing expenses. This amount represents a 0.2% increase over the comparable year-ago period. The increase is principally attributable to a increase in compensation and marketing expenses.

During the six months ended June 30, 2010 we spent an aggregate of $652,916 on selling, general and administrative expenses, research and development expenses and marketing expenses.  This amount represents a 23% increase over the comparable year-ago period.  The increase is principally attributable to an increase in compensation expenses and marketing expenses.

Our working capital deficit at June 30, 2010, was 4,124,024.  Our independent auditors' report, dated April 12, 2010 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2009. We require approximately $2 million to repay indebtedness in the next 12 months.

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

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009.

Revenue.  Total revenue for the three months ended June 30, 2010 was $ 1,099, as compared to revenue of 0 for the same period in the prior fiscal year, an increase of $1,099. The increase is primarily due to an increased number of detection unit sales.

Operating Expenses. Total operating expenses for the three months ended June 30, 2010 were $337,400  representing a decrease of $4,325.  Total selling, general and administrative expenses for the three months ended June 30, 2010 were $277,085 representing an decrease of $14,607 (5%) as compared to the same period in the prior fiscal year. These decreases are principally attributable to a decrease in professional fees and in stock based compensation.

Other income(expense). Other income (expense) amounted to ($287,254) for the three months ended June 30, 2010 as compared to ($415,090) for the corresponding period of the prior year.  The decrease is principally related the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the three months ended June 30, 2010 was $624,557, as compared to a net loss of $756,815 for the same period in the prior fiscal year, representing an decrease of $132,258.  The primary reasons for this are a decrease in professional fees and in stock based compensation and an increase in loss recognized on the settlement of shares issued for debt.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009.

Revenue.  Total revenue for the six months ended June 30, 2010 was $ 3,057, as compared to revenue of $15,482 for the same period in the prior fiscal year, a decrease of $12,425. The decrease is primarily due to a reduced number of detection unit sales.

Operating Expenses. Total operating expenses for the six months ended June 30, 2010 were $658,584  representing an increase of $113,400.  Total selling, general and administrative expenses for the six months ended June 30, 2010 were $591,920 representing an increase of $116,728 (2%) as compared to the same period in the prior fiscal year. These increases are principally attributable to an increase in stock based compensation and marketing expense.

Other income(expense). Other income (expense) amounted to ($553,363) for the six months ended June 30, 2010 as compared to ($504,510) for the corresponding period of the prior year.  The decrease is principally related the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the six months ended June 30, 2010 was $1,211,040, as compared to a net loss of $1,036,080 for the same period in the prior fiscal year, representing a decrease of $174,960.  The primary reasons for this are increases in stock based compensation, in marketing expense and in loss recognized on the settlement of shares issued for debt.

LIQUITY AND CAPITAL RESOURCES

We require approximately $2 million to repay debt and $300,000 to execute our business plan in the next twelve months. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that uses of our available capital during the next 12 months principally will be for:

●	administrative expenses, including salaries of officers and other employees we plan to hire;

●	repayment of debt;

●	sales and marketing;

●	product testing and manufacturing; and

●	expenses of professionals, including accountants and attorneys.

Our working capital deficit at June 30, 2010 was $4,124,024.  Our independent auditors’ report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2009.  We require approximately $2 million to repay indebtedness including interest in the next 12 months.  The following provides principal terms of our outstanding debt as of June 30, 2010:

o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes.  As of June 30, 2010, we have $533,629 accrued for including interest relating to this matter.

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2010, there was $161,000 principal amount (and $88,892 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2010, there was $71,500 principal amount (and $34,709 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum.  As of June 30, 2010, we owed $52,500 in interest.  We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 1, 2007 with an interest rate of 12.5% per annum.  As of June 30, 2010, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on January 11, 2008 with an interest rate of 12% per annum.  As of June 30, 2010, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on July 8, 2008 with an interest rate of 12.5% per annum.  As of June 30, 2010, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $15,000 due on August 4, 2008 with an interest rate of 12% per annum.  As of June 30, 2010, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $27,000 due on December 2, 2009 with an interest rate of 12.0% per annum.  As of June 30, 2010, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,000 due on January 9, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $4,000 in principal and $720 in interest.  We did not make our scheduled payment on January 9, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $8,000 due on January 13, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $8,000 in principal and $1,440 in interest.  We did not make our scheduled payment on January 13, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $5,000 due on January 16, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $5,000 in principal and $900 in interest.  We did not make our scheduled payment on January 16, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $33,000 due on January 22, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $33,000 in principal and $5,610 in interest.  We did not make our scheduled payment on January 22, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on February 11, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $13,000 in principal and $2,210 in interest.  We did not make our scheduled payment on February 11, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,000 due on February 20, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $12,000 in principal and $1,920 in interest.  We did not make our scheduled payment on February 20, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on February 11, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $17,000 in principal and $2,890 in interest.  We did not make our scheduled payment on February 11, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,500 due on April 16, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $12,500 in principal and $1,813 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,475 due on April 23, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $4,475 in principal and $627 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,000 due on May 1, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $9,000 in principal and $1,260 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on May 6, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $40,000 in principal and $5,600 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,000 due on May 13, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2010, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,450 due on June 4, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2010, we paid off the remaining balance.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,677 due on June 16, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $13,677 in principal and $1,710 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,940 due on June 9, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $18,940 in principal and $2,462 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 24, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $30,000 in principal and $2,400 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on September 10, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $40,000 in principal and $3,863 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $10,000 due on September 15, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $10,000 in principal and $950 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $29,920 due on August 12, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $29,920 in principal and $3,142 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,940 due on July 23, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $25,940 in principal and $2,853 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $45,000 due on November 2, 2009 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $45,000 in principal and $4,050 in interest.  We did not make our scheduled payment on November 2, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on October 15, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $20,000 in principal and $1,700 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 27, 2009 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $50,000 in principal and $4,000 in interest.  We did not make our scheduled payment on November 27, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on December 23, 2009 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $90,000 in principal and $6,300 in interest.  We did not make our scheduled payment on December 23, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on January 16, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $25,000 in principal and $1,625 in interest.  We did not make our scheduled payment on January 16, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,000 due on May 4, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $23,000 in principal and $1,150 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on March 26, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $30,000 in principal and $1,200 in interest.  We did not make our scheduled payment on March 26,2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $31,000 due on May 17, 2010 with a late charge of 15% per annum.  As of June 30, 2010, we owed $31,000 in principal and $4,650 in late charge.  We did not make our scheduled payment on May 17, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on May 12, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2010, we owed $35,000 in principal and $350 in interest.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. During the six months June 2010, we have entered into agreements to convert 277,577,761 shares of common stock valued at $761,310.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCOLSOURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is also our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") as of the end of the period covered by this Quarterly Report.

Based on such evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. As of June 30, 2010, we have accrued $533,629  for this settlement including principal and interest.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against Universal Detection Technology ("UDT")for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT.  As of June 30, 2010, $11,216 was due under the agreement.

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

On June 24, 2010, Plaintiff Meyers Associates, L.P. commenced an action in the Supreme Court of the State of New York, New York County, entitled Meyers Associates, L.P. v. Universal Detection Technology ("UDT"), case No. 108321/10.  The complaint alleges breach of contract and damages related to performance by Meyers Associates, L.P. ("Meyers") of an investment banking services agreement dated December 22, 2005 and UDT's alleged failure to compensate Meyers for such services under the terms of the agreement. Plaintiff seeks damages in the amount of approximately $116,000 plus an award of court costs and attorneys fees.  UDT disputes Meyer's claims including the asserted damages. UDT intends to defend the action.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter of 2010, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

●
During the three months ended June 30, 2010, we entered into agreements to issue 125,506,890 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $376,500 as follows:

o	On April 9, 2010, we issued 62,746,500 shares of common stock to convert outstanding obligations valued at $238,437. The price per share of the conversion was $0.0038.
o	On May 19, 2010, we issued 62,760,390 shares of common stock to convert outstanding obligations valued at 138,073. The price per share of the conversion was $0.0022.

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

●
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

●
One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2010, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of June 30, 2010, we owed $88,892 in interest on this note.

●
One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2010, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of June 30, 2010, we owed $34,709 in interest on this note.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.
Exhibit List

Exhibit Number	Description

Exhibit 10.1	Form of Note Conversion Agreement
Exhibit 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated; August 23, 2010	UNIVERSAL DETECTION TECHNOLOGY

	By:	/s/ Jacques Tizabi
Jacques Tizabi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)