Form 10-K/A
period 2009-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2010-11-17
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates as of November 16, 2010 was $1,068,237. As of November 16, 2010, there were 1,907,781,837 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE: This Form 10-K/A is filed solely to clarify disclosure set forth under Item 9A(T) Controls and Procedures and to file a revised Exhibit 31.1. All other disclosures and the entire content set forth in this Form 10-K/A and the exhibits hereto are identical to that in the Form 10-K as filed on April 15, 2010.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) . CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") as of the end of the reporting period covered by  the Company's Annual Report on Form 10-K, December 31, 2009. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal  executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to  provide reasonable assurance regarding the reliability of financial  reporting and the preparation of financial statements for external  purposes in accordance with accounting principles generally accepted in the United  States of America and includes those policies and procedures that:
     *    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     *    Provide reasonable assurance that transactions are recorded  as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
     *    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2009 Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such  assessments. Based on that evaluation,  they concluded that, as of the end of the period covered by this report, such  internal controls over financial reporting were not effective to control deficiencies that constituted material weaknesses.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affect our internal controls and that may be considered to be a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board included the lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting. In addition to the Company's lack of a functioning audit committee, our Chief Executive Officer and Acting Chief Financial Officer identified a lack of sufficient internal accounting and book keeping staff and accountability. Because of the Company's severe cash constraints, there are no employees or contractors dedicated solely to the functions of book keeping or accounting.  In addition, the Company's current personnel lack sufficient skills, training and experience in the review process in order to ensure the complete and proper application of generally accepted accounting principles. Moreover, commencing in January 2010, during the preparation of the Company's annual audited financial statement, there was a turn-over in staff, causing yet more lack of consistency in processing and verifying entries in the Company's financial recording system.  In addition, the Company can only afford to retain its outside accountants to review the books and records of the Company on a quarterly basis and in connection with the annual audit of financial statements, whereas more timely and increased periodic reviews would be beneficial to the Company's internal controls over financial reporting pending development of an internal accounting staff. These material weaknesses were identified by our Chief Executive Officer and Acting Chief Financial Officer in connection with the review of our financial statements as of December 31, 2009.

In addition, Management has identified the following internal control deficiencies:

•	We did not have formal policies governing accounting transactions and financial reporting processes;
•	We did not have a consistent process involving the entry of transactions into the Company's financial recordation system by dedicated personnel;
•
We did not perform adequate oversight by management of certain accounting functions of our employees and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes.

        Management is in the process of developing and implementing remediation plans to address its material weaknesses. Management has identified specific remedial actions to address the material weaknesses described above:

         o     Augment existing Company resources with additional consultants or employees to improve the recording of accounting transactions. The Company plans to hire additional personnel once the Company has achieved further commercialization of its products and is generating more revenue, or has raised significant additional working capital;

         o     Improve oversight by management by creating a system of periodic and monthly reviews of financial transactions and the recordation of transactions into the Company's financial recordation system;

•      Designate and create an audit committee on the Company's board of directors composed of independent directors and adopt a committee charter delineating the committees duties with  respect to the review and oversight of the Company's financial statements, auditors and audit process; and

•      Retain the services of the Company's outside accountants for periodic and intermittent review of the Company's financial data outside of the quarterly and annual procedures for the preparation of quarterly and annual reports and financial statements, upon the Company obtaining capital or generating additional revenue.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.   Management's report was not subject to attestation by the Company's  registered  public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date: November 17, 2010	UNIVERSAL DETECTION TECHNOLOGY

By:	/s/ Jacques Tizabi
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

Date: November 17, 2010	/s/ Jacques Tizabi
Jacques Tizabi, President, Chief Executive
Officer, Acting Chief Financial Officer, and Chairman of the Board of Directors

Date: November 17, 2010	/s/ Tom Sepnzis
Tom Sepnzis, Director

Date: November 17, 2010	/s/ Matin Emouna
Matin Emouna, Director