Form 10-Q/A
period 2010-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2010-11-17
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q/ A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares outstanding as of November 16, 2010: 1,907,781,837 common shares.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

EXPLANATORY NOTE: This Form 10-Q/A is filed solely to clarify disclosure set forth under Item 4T Controls and Procedures and to file a revised Exhibit 31.1. All other disclosures and the entire content set forth in this Form 10-Q/A and the exhibits hereto are identical to that in the Form 10-Q as filed on May 24, 2010.

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

UNIVERSAL DETECTION TECHNOLOGY

Dated: November 17, 2010	By:	/s/ Jacques Tizabi
Jacques Tizabi, President, Chief Executive Officer (Principal Executive Officer),
and Acting Chief Financial Officer (Acting Principal Financial Officer)