Form 10-Q
period 2010-09-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2010-11-19
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2010

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of November 15, 2010, there were 1,907,781,837 shares of common stock outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,506	$1,367
Accounts Receivable,net	5,119	3,626
Inventory	939	4,117
Prepaid expenses	8,295	7,678

Total current assets	15,859	16,788

Deposits	21,300	21,300
Equipment, net	8,013	13,376

Total assets	$45,172	$51,464

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade	$1,101,931	$1,035,204
Accrued liabilities	656,101	547,502
Accrued payroll - officers	696,588	548,126
Notes payable - related party	267,347	64,612
Notes payable	1,041,465	888,843
Accrued interest expense	715,973	629,149

Total current liabilities	4,479,405	3,713,436

Long term notes payable	-	354,826

Total liabilities	4,479,405	4,068,262

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, no par value,200,000,000 shares authorized, 1,635,239,225 and 1,020,051,351 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	35,183,116	33,907,469
Deferred Consulting Cost	(29,333)	-
Additional paid-in-capital	5,313,089	5,313,089
Accumulated deficit	(44,901,105)	(43,237,356)

Total stockholders' deficit	(4,434,233)	(4,016,798)

Total liabilities and stockholders' deficit	$45,172	$51,464

See accompanying notes to the unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

REVENUE, NET	$1,821	$4,415
COST OF GOODS SOLD	1,457	9,576

GROSS PROFIT	364	(5,161)

OPERATING EXPENSES:
Selling, general and administrative	317,845	554,895
Marketing	42,044	907,368
Depreciation and amortization	2,707	4,764

Total expenses	362,596	1,467,027

LOSS FROM OPERATIONS	(362,232)	(1,472,188)

OTHER INCOME (EXPENSE):
Interest income (expense)	(39,549)	(12,275)
Other income	3,750	-
Loss on settlement of debt	(54,678)	(1,058,889)

Total other expenses	(90,477)	(1,071,164)

NET LOSS	(452,709)	$(2,543,352)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,483,372,687	614,930,050

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

REVENUE, NET	$4,878	$19,897
COST OF GOODS SOLD	3,607	11,444

GROSS PROFIT	1,271	8,453

OPERATING EXPENSES:
Selling, general and administrative	909,765	1,030,087
Marketing	103,040	962,293
Depreciation and amortization	8,375	19,831

Total expenses	1,021,180	2,012,211

LOSS FROM OPERATIONS	(1,019,909)	(2,003,758)

OTHER INCOME (EXPENSE):
Interest income (expense)	(121,685)	(89,544)
Other income	11,250	-
Loss on settlement of debt	(533,405)	(1,486,130)

Total other expenses	(643,840)	(1,575,674)

NET LOSS	$(1,663,749)	$(3,579,432)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,305,048,817	310,572,145
Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,663,749)	$(3,579,432)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	356,195	1,692,124
Loss on settlement of debt	533,405	1,486,130
Depreciation	8,375	19,831
Changes in operating assets and liabilities:
Inventory	3,178	-
Accounts receivable	(1,493)	(2,569)
Prepaid expenses	(617)	622
Deposits	-	(11,074)
Accounts payable and accrued liabilities	430,582	(172,133)

Net cash used in operating activities	(334,124)	(566,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,012)	-
Decrease (increase) in restricted cash	-	10,477

Net cash (used) provided by investing activities	(3,012)	10,477

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party	241,901	103,645
Proceeds from notes payable	112,000	509,716
Payments on notes payable - related party	(16,626)	(49,116)

Net cash provided by financing activities	337,275	564,245

NET DECREASE IN CASH AND CASH EQUIVALENTS	139	8,221

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,367	1,910

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,506	$10,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax	$-	$-
Interest Paid	$526	$-

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$890,118	$2,522,205
Shares issued for prepaid expenses	$88,000	$-

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Detection Technology, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-Q and Item 310 of Regulation S-K, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

As of September 30, 2010, the Company had a working capital deficit of $4,463,546 and an accumulated deficit of $44,901,105. The Company incurred a net loss of $1,663,749 for the nine month period ended September 30, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the first nine months of 2010, the Company sold detection kits under various purchase agreements and had consulting revenue for $4,878. The Company also entered into various agreements to issue 419,837,761 shares of its common stock to third parties in order to convert outstanding debt to the respective parties.  The value of the stock issued in consideration for the debt conversion was $890,118.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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
September 30, 2010

NOTE 3 - NOTES PAYABLE

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

As of September 30, 2010, the Company had total notes payable of $1,041,465. As of December 31, 2009, the Company had total notes payable of $1,243,669, out of which $888,843 was current and $354,826 was long term.

The interest expense on these notes payable for the nine months ended September 30, 2010 and 2009 was $121,687 and $89,557, respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company was involved in the following litigations:

a)
A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, aka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes.  On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”).  On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006.  As of September 30, 2010 and December 31, 2009, the Company has accrued $546,466 and $507,995 respectively for this settlement including principal and interest.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

b)
On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff’s Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449.  Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid.  In exchange, Plaintiff would release all of its claims against UDT. As of September 30, 2010, $28,098 was due under the agreement.

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

d)
On June 23, 2009, California Institute of Technology (“Cal Tech”) sent a letter to Universal Detection Technology ("UDT"), asserting certain breaches by UDT of that certain License Agreement between Cal Tech and UDT effective September 30, 2009 as amended (the "License Agreement") including nonpayment of royalties, failure to pay certain prosecution and legal costs and failure to fully commercialize the patents and technologies that are licensed to UDT under the License Agreement.  Cal Tech is also asserting its right to terminate the License Agreement effective June 4, 2009. Although the Company disagrees with the various assertions made by Cal Tech in the letter the Company has determined not to pursue litigation and has accepted the termination of the Cal Tech license agreement. Cal Tech has not communicated with the Company since June 4, 2009 and has not asserted any further claims. To date, no further action has been taken. The Company will seek to identify and develop replacement technologies. There can be no assurances that such efforts will produce suitable technologies for the Company's use.

From time to time, the Company is a party to a number of lawsuits arising in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s operations, cash flows or financial position.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 5 - STOCKHOLDERS’ EQUITY

During the nine month period ended September 30, 2010, the Company issued an aggregate of 125,199,788 shares of common stock to employees for services rendered to the Company.  The Company recorded the expense at the fair market value of the shares of $230,919.

During the nine month period ended September 30, 2010, the Company issued 70,150,325 shares of common stock as payment for consulting or other professional fees for an aggregate amount of $154,612.

During the nine month period ended September 30, 2010, the Company entered various agreements to convert $329,477 of debt and accrued interest into 419,837,761 shares of common stock.  The fair market value of the stock on the date of agreement and issuances was $890,118.  The company recorded a loss on settlement of debt of $533,405.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.  No options or warrants have been issued for the nine months ended September 30, 2010.
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
September 30, 2010

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

On November 6, 2009, the Board of Directors adopted the 2009-3 Equity Incentive Plan (The “Plan”.)  The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction.  The Company initially reserved 200,000,000 shares of its common stock for awards to be made under the Plan.  159,350,113 of the shares under this plan have been issued.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  September 30, 2010

Warrants:

There were no warrants granted during the nine month period ended September 30, 2010.

Common stock purchase options and warrants consisted of the following as of September 30, 2010:
		Weighted Average	Weighted	Aggregated
		Exercise	Average	Intrinsic
	# shares	Price	Remaining Life	Value
Options:
Outstanding and exercisable, December 31, 2009	539,750	$6.65	1.39	$-
Granted	-			-
Exercised	-			-
Expired	-			-
Outstanding and exercisable, June 30, 2010	539,750	$6.65	0.64	$-

Warrants:
Outstanding and exercisable, December 31, 2009	-	N/A		$-
Granted	-			-
Exercised	-			-
Expired	-			-
Outstanding and exercisable, June 30, 2010	-	N/A		$-

Options:

The Company adopted ASC 718 (previously SFAS No. 123-R) effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the nine months ended September 30, 2010, includes compensation expense for all stock-based compensation awards vested during the nine months ended September 30, 2010, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of ASC 718, no expense has been recorded during the nine month period ended September 30, 2010.

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
  September 30, 2010

ASC 718 (previously SFAS No. 123-R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010, the Company repaid $16,626 in principal and $526 interest payments under various promissory note agreements to its president and CEO.  During the nine months ended September 30, 2010, the Company borrowed an aggregate of $241,901 in principal with interest rates of 12.0% from it president and CEO.

NOTE 7 - SUBSEQUENT EVENTS

During October and November 2010, the Company issued 20,071,895 shares of its common stock as partial payment to certain consultants and for payment of professional fees for an aggregate price of $17,365.

During October and November 2010, the Company entered in various agreements to convert outstanding debt to 151,397,093 shares of common stock valued at approximately $128,157.

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

OVERVIEW

We have been engaged in the research, development, marketing and sales of bioterrorism detection devices. Our strategy is to identify qualified strategic partners with whom to collaborate in order to develop, market, and sell commercially viable detection devices for chemical, biological and radiological threats. Consistent with this strategy, in August 2002, we entered into a Technology Affiliates Agreement with NASA’s Jet Propulsion Laboratory, commonly referred to as JPL, to develop technology for our bioterrorism detection equipment. Under the Technology Affiliates Agreement, JPL developed its proprietary bacterial spore detection technology and integrated it into our existing aerosol monitoring system, resulting in a product named BSM-2000. The device was designed to detect an increase in the concentration of bacterial spores, which is indicative of a potential presence of Anthrax. On June 23, 2009, California Institute of Technology ("Cal Tech") sent a letter to the Company asserting certain breaches by the Company of the License Agreement between Cal Tech and the Company. Prior to the June 23, 2009 letter, Cal Tech had sent UDT notices that UDT was in monetary breach of the license agreement between UDT and Cal Tech. The Company disagreed with the various assertions made by Cal Tech in the letter, including that the license had been terminated, and requested that Cal Tech submit to arbitration all matters in dispute.

On, September 30, 2010, the Company decided not to go through arbitration and to accept the termination of the Cal Tech license. This was due in part to the Company's decision to seek other spore detection technologies to be used in the BSM-2000, which would make the Cal Tech license unnecessary. The Company is in talks with other parties to develop and incorporate more cost efficient methods of detecting bacterial spores. Under the method with the Cal Tech license, spore detection involved lysing spores and measuring luminescence which the company feels would add to the cost of the systems and would not be feasible for the end user. As of November 15, 2010 we are no longer reliant on the license with Cal Tech, or with JPL, and are not using either entity's technology in our development process.

As such, we are continuing our efforts to further develop a bacterial spore monitor or to seek and find third parties interested in collaborating on further research and development on our bacterial spore detector. Through extensive field testing and customer feedback we concluded that the method used in BSM-2000 for bacterial spore detection through lysing the spore and measuring the luminescence of the DPA-Terbium complex through a spectrometer was cost prohibitive. We are exploring alternative technologies in the bacterial spore detection field that we can license and use to develop into a rapid airborne anthrax detection system, which we believe we can market at a lower cost. There can be no assurances that we will develop such technologies, or establish viable partnerships to do so, or that any technologies developed with be commercialized or result in revenues.

Through partnerships with various third parties we supply bioterrorism detection kits, capable of detecting anthrax, ricin, botulinum, plague, and SEBs, radiation detection systems, chemical detection equipment, industrial chemical detection devices, and counter-terrorism training references.

General and Administrative Expenses; Selling Expenses

During the three months ended September 30, 2010 we spent an aggregate of $359,889 on selling, general and administrative expenses, research and development expenses and marketing expenses. This amount represents a 75.4% decrease over the comparable prior year period. The decrease is principally attributable to a decrease in compensation expenses and marketing fees.

During the nine months ended September 30, 2010 we spent an aggregate of $1,012,805 on selling, general and administrative expenses, research and development expenses and marketing expenses.  This amount represents a 49.2% decrease over the comparable prior year period.  The decrease is principally attributable to a decrease in compensation expenses and marketing expenses.

Working Capital Deficit

Our working capital deficit at September 30, 2010, was $4,463,546.  Our independent auditors' report, dated April 12, 2010 includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2009. We will require approximately $2 million to repay indebtedness in the next 12 months. We can make no assurances that such amount will be available to the Company.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.

Revenue.  Total revenue for the three months ended September 30, 2010 was $ 1,821, as compared to revenue of $4,415 for the same period in the prior fiscal year, a decrease of $2,594. The decrease is primarily due to a decreased number of detection unit sales.

Operating Expenses. Total operating expenses for the three months ended September 30, 2010 were $362,596  representing a decrease of $1,104,431. Total selling, general and administrative expenses for the three months ended September 30, 2010 were $317,845 representing an decrease of $237,050 (42.7%) as compared to the same period in the prior fiscal year. These decreases are principally attributable to a decrease in marketing fees and in stock based compensation.

Other income(expense). Other income (expense) amounted to ($90,477) for the three months ended September 30, 2010 as compared to ($1,071,164) for the corresponding period of the prior year.  The decrease is principally related the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the three months ended September 30, 2010 was $452,709, as compared to a net loss of $2,543,352 for the same period in the prior fiscal year, representing a decrease of $2,090,643.  The primary reasons for this are a decrease in stock based compensation, marketing fees and loss recognized on the settlement of shares issued for debt.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009.

Revenue.  Total revenue for the nine months ended September 30, 2010 was $4,878, as compared to revenue of $19,897 for the same period in the prior fiscal year, a decrease of $15,019. The decrease is primarily due to a reduced number of detection unit sales.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2010 were $1,021,180  representing a decrease of $991,031.  Total selling, general and administrative expenses for the nine months ended September 30, 2010 were $909,765 representing a decrease of $120,322 (12%) as compared to the same period in the prior fiscal year. These decreases are principally attributable to a decrease in stock based compensation and marketing expense.

Other income(expense). Other income (expense) amounted to ($643,840) for the nine months ended September 30, 2010 as compared to ($1,575,674) for the corresponding period of the prior year.  The decrease is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the nine months ended September 30, 2010 was $1,663,749, as compared to a net loss of $3,579,432 for the same period in the prior fiscal year, representing a decrease of $1,915,683.  The primary reasons for this are decreases in stock based compensation, in marketing expense and in loss recognized on the settlement of shares issued for debt.

LIQUITY AND CAPITAL RESOURCES

We require approximately $2 million to repay debt and $300,000 to execute our business plan in the next twelve months. We do not anticipate that our cash on hand or anticipated revenues from operations will be  adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that uses of our available capital during the next 12 months principally will be for:

●	administrative expenses, including salaries of officers and other employees we plan to hire;

●	repayment of debt;

●	sales and marketing;

●	product development, testing and manufacturing; and

●	expenses of professionals, including accountants and attorneys.

Our working capital deficit at September 30, 2010 was $4,463,546.  Our independent auditors’ report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2009.  We require approximately $2 million to repay indebtedness including interest in the next 12 months.

The following provides principal terms of our outstanding debt as of September 30, 2010:

•
One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes.  As of September 30, 2010, we have $546,466 accrued for including interest relating to this matter.

•
One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2010, there was $161,000 principal amount (and $92,519 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

•
One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2010, there was $71,500 principal amount (and $34,709 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum.  As of September 30, 2010, we owed $55,500 in interest.  We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due June 27, 2007 with an interest rate of 12.5% per annum.  As of September 30, 2010, we owed $625 in interest.  We did not make our scheduled payment on June 27, 2007.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,000 due on January 9, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $4,000 in principal and $840 in interest.  We did not make our scheduled payment on January 9, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $8,000 due on January 13, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $8,000 in principal and $1,680 in interest.  We did not make our scheduled payment on January 13, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $5,000 due on January 16, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $5,000 in principal and $1,050 in interest.  We did not make our scheduled payment on January 16, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $33,000 due on January 22, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we paid off the remaining balance.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on February 11, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $13,000 in principal and $2,600 in interest.  We did not make our scheduled payment on February 11, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,000 due on February 20, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $12,000 in principal and $2,280 in interest.  We did not make our scheduled payment on February 20, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on February 11, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $17,000 in principal and $3,400 in interest.  We did not make our scheduled payment on February 11, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $9,940 in principal and $1,789 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $1,638 in principal and $295 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $1,420 in principal and $256 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,500 due on April 16, 2011 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $12,500 in principal and $2,188 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,475 due on April 23, 2011 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $4,475 in principal and $761 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,000 due on May 1, 2011 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $9,000 in principal and $1,530 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on May 6, 2011 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $2,500 in principal and $5,675 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,677 due on June 16, 2011 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $13,677 in principal and $2,120 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,940 due on June 9, 2011 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $18,940 in principal and $3,030 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 24, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $30,000 in principal and $3,300 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on September 10, 2011 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $40,000 in principal and $5,063 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $10,000 due on September 15, 2011 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $10,000 in principal and $1,250 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $29,920 due on August 12, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $29,920 in principal and $4,039 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,940 due on July 23, 2011 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $25,940 in principal and $3,632 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $45,000 due on November 2, 2009 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $45,000 in principal and $5,400 in interest.  We did not make our scheduled payment on November 2, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on October 15, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $20,000 in principal and $2,300 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 27, 2009 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $50,000 in principal and $5,500 in interest.  We did not make our scheduled payment on November 27, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on December 23, 2009 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $90,000 in principal and $9,000 in interest.  We did not make our scheduled payment on December 23, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on January 16, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $25,000 in principal and $2,375 in interest.  We did not make our scheduled payment on January 16, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,000 due on May 4, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $23,000 in principal and $1,840 in interest.  We did not make our scheduled payment on May 4, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on March 26, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $30,000 in principal and $2,100 in interest.  We did not make our scheduled payment on March 26,2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $31,000 due on May 17, 2010 with a late charge of 15% per annum.  As of September 30, 2010, we owed $24,000 in principal and $4,650 in late charge.  We did not make our scheduled payment on May 17, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on May 12, 2011 with an interest rate of 12.0% per annum.  As of September 30, 2010, we owed $35,000 in principal and $1,400 in interest.

•
Various loans from the Company’s President & CEO evidenced by verbal and written promissory notes in the aggregate principal amount of $267,347 due on demand with interest rates between 0% and 12% per annum.  As of September 30, 2010, we owed $267,347 in principal and $451 in interest.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. During the nine months ending September 2010, we have entered into agreements to convert 419,837,761 shares of common stock valued at $890,118.

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally intend to raise funds through the sale of equity or debt securities. The more recent price and volume volatility in our common stock has made it more difficult for management to negotiate sales of its securities at a price it believes to be fair to the Company. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. As of September 30, 2010, we have accrued $546,466  for this settlement including principal and interest.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against Universal Detection Technology ("UDT")for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT.  As of September 30, 2010, $28,098 was due under the agreement.

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

On June 23, 2009, California Institute of Technology ("Cal Tech") sent a letter to Universal Detection Technology ("UDT"), asserting certain breaches by UDT of that certain License Agreement between Cal Tech and UDT effective September 30, 2009 as amended (the "License Agreement") including nonpayment of royalties, failure to pay certain prosecution and legal costs and failure to fully commercialize the patents and technologies that are licensed to UDT under the License Agreement.  Cal Tech was also asserting its right to terminate the License Agreement effective June 4, 2009. Prior to the June 23, 2009 letter, Cal Tech had sent notices that UDT was in monetary breach of the license agreement between UDT and Cal Tech. Although the Company disagrees with the various assertions made by Cal Tech in the letter the Company has determined not to pursue litigation and has accepted the termination of the Cal Tech license agreement. Cal Tech has not communicated with the Company since June 4, 2009 and has not asserted any further claims. To date, no further action has been taken. The Company will seek to identify and develop replacement technologies. There can be no assurances that such efforts will produce suitable technologies for the Company's use.

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

On November 1, 2010, Plaintiff AJ Robbins, P.C. commenced an action in the District Court, City and County of Denver, Colorado. Plaintiff is seeking $162,587.73 for accounting services performed in 2005, 2006, 2007, 2008. The Company disputes this amount. AJ Robbins, P.C. was the Company's former auditor.

Under Colorado Law, an answer to the complaint is due by December 1. The Company has retained Counsel in Denver Colorado and plans to vigorously defend itself in this action. Counsel has obtained an extension until December 15,2010 to file an answer. Such answer is being prepared by Counsel at this time and the Company plans to the answer before December 15. This case is the preliminary stages.  No discovery has commenced, and no trial date has been set.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter of 2010, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "ACCREDITED INVESTORS" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

●
During the three months ended September 30, 2010, we entered into agreements to issue 142,260,000 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $128,808 as follows:

o	On August 25, 2010, we issued 67,260,000 shares of common stock to convert outstanding obligations valued at $53,808. The price per share of the conversion was $0.0008.
o	On September 13, 2010, we issued 75,000,000 shares of common stock to convert outstanding obligations valued at $75,000. The price per share of the conversion was $0.001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have defaulted upon the following senior securities

One loan from three family members, each of whom is an  unaffiliated party, evidenced by four promissory notes in the  aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make scheduled payments and are in default of these notes. As of September 30, 2010, we have $546,466 accrued for including interest relating to this matter.

●
One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2010, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of September 30, 2010, we owed $92,519 in interest on this note.

●
One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2010, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of September 30, 2010, we owed $34,709 in interest on this note.

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

UNIVERSAL DETECTION TECHNOLOGY

Dated: November 19, 2010	By:	/s/ Jacques Tizabi
Jacques Tizabi, President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)