Form 10-Q/A
period 2010-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2010-12-07
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q/A
Amendment No. 2

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE: This Form 10-Q/A, Amendment No. 2 is filed solely to clarify disclosure set forth under Item 4 Controls and Procedures and to file a revised Exhibit 31.1. All other disclosures and the entire content set forth in this Form 10-Q/A, Amendment No. 2, and the exhibits hereto are identical to that in the Form 10-Q as filed on May 24, 2010.

FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010, AND DECEMBER 31, 2009
(UNAUDITED)
ASSETS
	March 31, 2010	December 31, 2009

CURRENT ASSETS:
Cash and cash equivalents	$917	$1,367
Accounts Receivable, net	5,584	3,626
Inventory	4,117	4,117
Prepaid expenses	-	7,678

Total current assets	10,618	16,788

Deposits	21,300	21,300
Equipment, net	10,412	13,376

Total assets	$42,330	$51,464

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade	$1,061,972	$1,035,204
Accrued liabilities	513,070	547,502
Accrued payroll - officers	620,477	548,126
Notes payable - related party	120,346	64,612
Notes payable	916,844	888,843
Accrued interest expense	657,671	629,149

Total current liabilities	3,890,380	3,713,436

Long term notes payable	232,981	354,826

Total liabilities	4,123,361	4,068,262

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares
authorized, -0- issued and outstanding	-	-
Common stock, no par value,200,000,000 shares authorized,
1,171,984,806 shares issued and outstanding as of March 31, 2010
and 1,020,051,351 shares issued and outstanding as of December 31, 2009	34,317,278	33,907,469
Shares to be issued	112,441	-
Additional paid-in-capital	5,313,089	5,313,089
Accumulated deficit	(43,823,839)	(43,237,356)

Total stockholders' deficit	(4,081,031)	(4,016,798)

Total liabilities and stockholders' deficit	$42,330	$51,464

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

We currently believe that the Company has material weaknesses in its disclosure controls and procedures, which causes our disclosure controls and procedures to be not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. We have identified the following material weaknesses: we do not have a dedicated accounting department or employees with formal training in accounting, our internal control policies and procedures are not formally documented, our Board of Directors does not exercise regular oversight over our financial systems, and we have limited resources to hire new personnel with accounting skills.  We believe that written documentation of our policies and procedures is required for our disclosure controls and procedures to be effective. In addition, we will need to educate and enforce such policies with our existing personnel. Management is in the process of preparing formal documentation of our control policies and procedures in an attempt to remediate this deficiency. Management will continue to assess whether there are sufficient resources to hire new employees with accounting skills and/or retain trained consultants that can assist in the maintenance of newly developed policies and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UNIVERSAL DETECTION TECHNOLOGY

Dated: December 7, 2010	By:	/s/ Jacques Tizabi
Jacques Tizabi, President, Chief Executive Officer (Principal Executive Officer),
and Acting Chief Financial Officer (Acting Principal Financial Officer)