Form 10-K
period 2010-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2011-04-15
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number 001-09327

UNIVERSAL DETECTION TECHNOLOGY
 (Exact name of registrant as specified in its charter)
California	95-2746949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 North Camden Drive, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates as of June 30, 2010 was $2,448,864. As of April 15, 2011, there were 3,587,599,829 shares of the registrant’s common stock outstanding.

PART 1

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Universal Detection Technology (the "Company," “UDT” or "We") is engaged in the marketing and resale of detection devices for chemical, biological, radiological, nuclear, and explosive (CBRNE) threats. Through agreements with various third parties we supply bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, mold detection kits, chemical detection equipment, radiation detection systems, and counter-terrorism training references.

We have entered into supply and distribution agreements with four parties enabling us to supply a host of products and services for detection of hazardous materials and training references. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, and training courses to our services.  We sell and market security and counter-terrorism products including bioterrorism detection kits, chemical detectors, radiation detection systems, and training references. Some of the products and services we offer have not been sold to date and there is no guarantee that any of them will be demanded and sold in the market in the future. We plan to continue expanding our product base and intend to sell products to more users inside and outside the U.S. Our strategy is to generate sales by enhancing our web presence and marketing the Company as a supplier of complete CBRNE detection equipment. We plan to attend various industry trade shows and to offer products in certain training scenarios so that first responders can become more familiar with our products.  Our target customer markets primarily consist of first responders with some emphasis on the bioterror and military defense market. Our geographical customer focus is on the U.S., Europe, and Asia. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful.

In 2010 we realized revenues of $5,368 from sales. We have incurred losses for the fiscal years ended December 31, 2010 and 2009 in the approximate amounts of $2.2 and$4.6 million, respectively, and have an accumulated deficit of $45.4 million as of December 31, 2010. At December 31, 2010, we were in default on certain debt obligations totaling approximately $428,240, in addition to accumulated interest of approximately $652,920. We require approximately $1.2million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

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

The United States Department of Homeland Security was formed  to consolidate the federal government's efforts to secure the U.S. homeland, with the primary goal being an America that is stronger, safer, and more secure. The private sector also has responded to the need for preparedness against bioterrorism by developing numerous anti-terror products and services. As a result a market for anti-terror products and counter-attack products in the bioagent, nuclear,  physical and radiological spheres has developed and continues to expand.

OUR SOLUTIONS

Universal Detection Technology is a supplier of equipment and services used for detection of:

•	Chemical threats
•	Biological threats
•	Radiological and Nuclear threats
•	Explosives
•	Mold

The chemical detection kits offered by Universal Detection Technology serve to equip first responders and military personnel  with tools that rapidly identify the presence of a chemical agent threat, such as extreme levels of acidity or basicity, chlorine/fluoride, hydrogen sulfide and sulfur dioxide. Designed for use in the field for first responders or military personnel, the "Chameleon" detection system offers hands-free detection for harmful chemical agents and eliminates the need for a liquid sample. Users wear a portable chemical detection kit on their forearm. Each armband has a cassette holder containing up to ten (10) small cassettes, each of which can detect a unique chemical agent and identify its presence through a clear color-changing indicator. The Chameleon armband is fully functioning in extreme temperatures (-30 C to 50 C or -22 F to 122 F), and can operate while fully immersed in water.  The Chameleon  armband is a hand-held chemical detection device which we market and sell to first responders. We purchase and distribute the Chameleon device from Morphix Technologies under an open-ended supply and distribution agreement. To date, we have sold a nominal number of such units resulting in insignificant revenue amounts.  We have no exclusive rights under the distribution agreement and the agreement may be terminated upon 30 days prior notice by either party, or immediately upon a breach of the agreement.  Under the terms of the Agreement, we are permitted to sell these products within the United States only.

The Company’s biological detection equipment gives first responders the ability to immediately identify the presence of deadly agents in a sample. These biological detection kits are handheld assays capable of detecting anthrax, ricin toxin, botulinum, plague, SEBs, and tularemia. The Company is in the process of adding more biological agents to the list of the threats that these handheld kits can identify. The detection kits are sold as TS-10-5, TS-10-T-5, ANT-12, RIC-12, BOT-12, PLA-12, SEB-12, TUL-12. We purchase and distribute these kits from Advnt Biotechnologies, LLC under a one year VAR and distribution agreement. During 2010, we have sold approximately 80 of such units. A majority of our revenues in 2010 were derived from the sales of these units. We have no exclusive rights under the distribution agreement. The agreement may be terminated by either party upon 60 days prior notice by either party or immediately upon a breach of the agreement.  Under the terms of the agreement, we are permitted to sell these products throughout the world with no geographic restrictions.

In February 2011, The Company entered into a reseller agreement with Mirion Technologies Inc. Through the agreement, the Company offers nuclear detection and monitoring devices created and made by Mirion that include electronic dosimetry and teledosimetry devices. We have no exclusive rights under the distribution agreement.  Under the terms of the original agreement, we are permitted to sell these products in the United States only. However, we have amended the agreement via various items of correspondence with Mirion such that we can sell these products in other parts of the world, including Japan. In addition to electronic dosimetry and teledosimetry, other best-in-breed solutions include contamination and clearance applications, personnel and vehicle/cargo gateway monitors and portable survey meters. The Company, under its agreement with Mirion, also provides innovative passive dosimetry systems for measurement of cumulative radiation exposures. Radiation detection product lines include:

•	Active Dosimetry, Teledosimetry and Portable Instruments
•	Contamination and Clearance
•	Passive Dosimetry Systems

UDT’s Mold detection kit utilizes a highly accurate testing technology called immunochromatographic assay, also known as a rapid test or Hand-Held Assay (HHA). These devices have been used for over 30 years in the medical field for detecting disease, fertility, drugs of abuse and respiratory disorders. Designed to rapidly detect the presence of specific substances in field-collected samples, HHA’s have proven to be an indispensable tool for saving countless lives while reducing the time it takes to acquire results. Unlike the ATP test which detects any and all living cells, regardless of what those cells are, UDT’s kits detect only specific species of Aspergillus, Penicillium and Stachybotrys such as Stachybotrys chlorohalonata, Stachybotrys microspora, Stachybotrys echinata and Stachybotrys chartarum, in addition to certain Aspergillus and Penicillium sub-species. Each kit is individually packaged and includes everything necessary to run the test. No additional collection kits, readers or electronics are required. The Mold detection kit is sold as the MDK-2. We purchase and distribute MDK-2 from Advnt Biotechnologies LLC under the agreement described above. During 2010, we did not sell any MDK-2 units.

Universal Detection Technology has also situated itself to provide various counter-terrorism services. Such services include training courses for first responders, event security, threat evaluation & consulting, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations. Through a reseller agreement with Detrick Lawrence Corporation and its division, the Emergency Film Group, we market and sell a series of DVD’s related to combating terrorism and handling emergency situations and first response. To date, we have sold only a nominal amount of these services and products and the resulting revenue for 2010 was insignificant.

MARKETING AND SALES

Our sales and marketing plan includes strategic partnership agreements and retention of our in-house staff and outside consultants. The Company has retained the services of consultants to market its products in the United States and internationally. In the United States, we plan to continue presenting our technologies at industry events and trade shows. We also retain domestic distributors and consultants to arrange meetings with and presentations to building owners and operators, government officials in charge of decisions for safety and security of government and private venues and buildings, homeland security officials, and security companies. In 2010 we continued to aggressively use the internet to market and promote Universal Detection Technology and its products and services to the public. This strategy includes creation of an interactive and informational presence through our website and use of various third parties to bring traffic to our website. We have hired an outside consultant to help expedite the changes and enhancements to our website. We have been successful in generating  traffic to the Universal Detection website. We intend to do more internet marketing and search engine optimization activities in 2011.

We also plan to develop brand recognition for our Company and for our product through attendance at national and international defense related exhibitions, use of print and video promotional materials, and by granting interviews to national and international news media.

In October 2010, we registered as supplier in Raytheon Corporation's supplier network database.  That registration allows us to post, in that database, a selection of the products we are authorized to resell.  To date, we have generated no purchase orders from this data base registration and we can make no assurance that any sales will be generated through this database listing.

In September of 2010, we sold approximately $2,000 of biological weapons detection kits and training test kits to Boeing Corporation under a stand-alone purchase order. The order was for 10 training test kits and 20 five-agent biological weapons detection kits. To date, Boeing has not ordered any other product form us and we can make no assurances that Boeing will ever order additional product from us in the future.

We currently sell and plan to sell our products through a combination of unsolicited telephone orders, electronically generated sales via our website and in follow up to customer meetings or tradeshows.

MANUFACTURING

Currently, we do not have any manufacturing capabilities. In the past we have used original equipment manufacturers to manufacture our products. In addition to our own brands we also market third party brands that are related to our field of business. We are not obligated to continue to work with any of our current suppliers. As such, we may choose to work with other suppliers in the future.  Should any of our supply and distribution agreements be terminated, we believe we can source adequate replacement supply parties and products without causing any material disruption to our business.

EMPLOYEES

As of December 31, 2010, we had a total of three employees. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

COMPETITION

We face intense competition from a number of companies that offer products in our targeted application areas. Our competitors may offer or be developing products superior to ours. Our competitors may be significantly better financed than us. There are various technological approaches available to our competitors and us that may be applicable to the detection of pathogens in the air or on surfaces, and the feasibility and effectiveness of these techniques has yet to be fully evaluated or demonstrated. Several companies provide or are in the process of developing instruments for detection of bioterrorism agents. Such technologies include a diverse range of products from PCR and DNA analyzers to handheld immunoassay technologies. For example, Northrup Grumman supplies a system called the BDS, which is a large machine that collects air samples from areas that are being monitored and after performing DNA amplification tests for the DNA of the anthrax bacteria. The  bio-detection kits we sell, on the other hand, are small handheld assays that work based on sandwich immunoassay technology.

We also expect to encounter intense competition from a number of new development-stage companies that continue to  enter the bioterrorism detection device market. Our competitors may succeed in developing or marketing technologies and products that are more effective or commercially attractive than our potential products or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

INTELLECTUAL PROPERTY

The Company does not own any intellectual property rights with respect to the products it markets and sells. As such, the Company may be at a competitive disadvantage with respect to protecting its ability to continue to market and sell any particular device, even if such device is in high demand. In contrast, many of the Company's competitors develop proprietary technologies and devices which compete with the products marketed by and sold by the Company.  As such, such competitors can control the marketing, sales and further development of their product offerings in a manner that the Company cannot.  Because the Company is a re-seller of products developed by other parties, it cannot control its product offerings as well as its competitors may be able to.

GENERAL

The Company was formed on December 24, 1971 in the State of California under the name Pollution Research and Control Corporation. It has operated continuously since that date. In August, 2003 the Company changed its name to Universal Detection Technology.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated April 15, 2011 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2010. We have experienced operating losses since the date of the auditors' report. Our auditor's opinion may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT OF A SUBSTANTIAL PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at December 31, 2010 we are in default on a portion of our debt totaling approximately $428,240 excluding accumulated interest of approximately $652,920. In the aggregate, as of December 31, 2010, we have approximately $1.9 million in debt obligations, including interest, owing within the next 12 months. We cannot assure you that any of these note-holders will agree to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

We have nominal cash on hand and short-term investments and we do not expect to generate material cash from operations within the next 12 months. We have attempted to raise additional capital through debt or equity financings and to date have had limited success. The downtrend in the financial markets has made it extremely difficult for us to raise additional capital. If we are unable to raise capital successfully, or reduce our debt through other means, we may be unable to continue operations.

THE COMPANY DOES NOT OWN ANY PROPRIETARY OR INTELLECTUAL PROPERTY RIGHTS IN THE PRODUCTS IT MARKETS AND SELLS

The Company does not own any intellectual property rights with respect to the products it markets and sells. The Company is a "reseller" of products available to it under supply and distribution agreements. As such, the Company may be at a competitive disadvantage with respect to protecting its ability to continue to market and sell any particular device, even if such device is in high demand. The Company cannot assure the availability of the products it sells or any improvements on such products.  In addition, should such products become the subject of infringement claims by third parties, the Company may be unable to continue selling such products while such claims are unresolved.   The Company would be forced to rely on the efforts of the owners of the products and underlying technologies to defend such suits should they arise.  Such legal challenges, should they arise, would be detrimental to our operations. The Company believes it could source other suppliers of products should any of its suppliers become unable to sell product for any reason, however there can be no assurance that such replacement suppliers can be found timely or upon terms acceptable to the Company, if at all.

WE HAVE NO ABILITY TO FINANCE SIGNFICANT ORDERS OF OUR PRODUCTS OR TO PREPAY FOR ORDERS THAT MAY REQUIRE SUCH PAYMENT; WE MAY BE UNABLE TO TIMELY FULFILL ORDERS, IF AT ALL

The Company is a "reseller" of products available to it under supply and distribution agreements.When we obtain products for resale to our customers, we must be able to finance the purchase of such products. When the quantities and/or unit prices are low or nominal, we can finance that acquisition through existing cash, or require pre-payment from our customers, or request that the supply invoices be payable at a point in the future subsequent to the collection of the purchase price from our customers.  The products we offer vary in price from several hundred dollars per unit to several thousand dollars per unit. From time to time, our management has made loans to the Company the proceeds of which are used for general operations including the acquisition of limited amount of product for demonstration and resale.  Currently, we believe that none of our accounts receivable would be attractive to commercial finance lenders or factors as a means to finance product acquisition.  Should we be successful in generating significant purchase requests for the products we market and sell, we may be unable to process those orders due to a lack of financing opportunities and  a lack of cash on hand. While we may attempt to structure such orders, should they arise, in a way that provides for payment in advance from customers, or payment of invoices after customer collection, or upon a factoring or other finance arrangement, there can be no assurance that we can structure the financing terms in a manner that supports product acquisition in large quantities, if at all.  In addition, we have no control over how quickly our suppliers will make product available to us. Even assuming we can finance orders of all sizes, we must rely upon our suppliers to provide product and ship product in a timely manner. However, we cannot control the timing and shipment of the products that we resell.  If we are able to generate purchase orders, we may be unable to fulfill them timely and upon financing terms acceptable to us or our suppliers and customers, which would be detrimental to our operations.

THE SECRETARY OF STATE OF CALIFORNIA HAS ASSIGNED A "SUSPENDED" STATUS TO OUR CORPORATE ENTITY WHICH MAKES US VULNERABLE TO CHALLENGE AND UNABLE TO TAKE ACTIONS THAT CORPORATIONS IN GOOD STANDING MAY TAKE

Due to a failure to timely file certain state and franchise tax returns in the State of California, the Secretary of State of California has suspended our corporate status.  We have since made all filings required by the Franchise Tax Board in the State of California, together with all fees, taxes and penalties due.  We fully expect the status of the corporation to be restored to "active" and for the Company to be in good standing in the State of California. Until restored we have limited abilities to function as a corporation under the laws of the State of California and we are vulnerable to suit and challenge of our activities since our suspended status became effective. We if are unable to promptly restore our good standing, our operations will be adversely affected, which would be detrimental to our shareholders.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2011.

We do not anticipate generating significant sales. We have not been profitable in the past years and had an accumulated deficit of approximately $45.4million at December 31, 2010. We have had little revenues from sales of our products since the beginning of fiscal 2002, the commencement of our entry in the counter terrorism market. During the fiscal years ended December 31, 2010 and 2009, we had losses of $2.2 and$4.6 million, respectively. During fiscal 2010, we had gross revenues of $5,368. Achieving profitability depends upon numerous factors, including our ability to develop, market, and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2011.

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

MANAGEMENT HAS LLIMITED EXPERIENCE IN SALES AND  DISTRIBUTION. WE MAY NOT BE ABLE TO MARKET AND DISTRIBUTE PRODUCTS  EFFECTIVELY, WHICH COULD HARM OUR FUTURE PROSPECTS.

If we are unable to establish a successful sales, marketing, and distribution operation, we will not be able to generate sufficient revenue in order to maintain operations. We have limited  experience in marketing or distributing new products. We have limited  experience in developing, training, or managing a sales force. If we choose to establish a direct sales force, we will incur substantial additional expense. We may not be able to build a sales force on a cost effective basis or at all. Any direct or internet marketing and sales efforts may prove to be unsuccessful. In addition, our marketing and sales efforts may be unable to compete with the extensive and well-funded marketing and sales operations of some of our competitors. We also may be unable to engage qualified distributors. Even if engaged, they may fail to satisfy financial or contractual obligations to us, or adequately market our products.

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

EXISTING AND DEVELOPING TECHNOLOGIES MAY ADVERSELY AFFECT THE DEMAND FOR OUR PRODUCTS.

Our industry is subject to rapid and substantial technological change. Developments by others may render our technologies and planned products noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Competition from other companies, universities, governmental research organizations and others diversifying into our field is intense and is expected to increase.

SHARES ISSUED UPON THE EXERCISE OF OUR OUTSTANDING OPTIONS AND WARRANTS, OR UPON THE CONVERSION OF PROMISSORY NOTES, MAY DILUTE YOUR STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of December 31, 2010, we had outstanding options and warrants to purchase a total of 539,750shares of common stock. Of these options and warrants, all have exercise prices at or above the recent market price of $0.001 per share (as of April 8, 2011) and none have exercise prices at or below this price.  In addition, because of our financial condition and substantial indebtedness and our need to raise capital, from time to time we have converted outstanding debt obligations into common stock. During 2010, we converted debt at conversion prices ranging from $.006  to $.0038 per share.  Our conversion of outstanding debt obligations to common stock, as well as the exercise of outstanding options and warrants to purchase common stock, which the Board of Directors may authorize and undertake from time to time, may dilute the stockholdings of current shareholders.

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

WE MAY BE SUED BY THIRD PARTIES WHO CLAIM THE PRODUCTS WE SELL INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS. DEFENDING AN INFRINGEMENT LAWSUIT IS COSTLY AND WE MAY NOT HAVE ADEQUATE RESOURCES TO DEFEND OURSELVES.

We may be exposed to future litigation by third parties based on claims that the products we sell  infringe on the intellectual property rights of others or that we have misappropriated the trade secrets of others. This may be true even if we do not own the technologies embedded in the products we sell. This risk is compounded by the fact that the validity and breadth of claims covered in technology patents in general and the breadth and scope of trade secret protection involves complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation.

WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay a dividend or that even if the funds are legally available, that a dividend will be paid.

THE APPLICATION OF THE “PENNY STOCK” RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE STOCK.

As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

OUR STOCK PRICE IS VOLATILE.

The trading price of our common stock fluctuates widely and in the future may be subject to similar fluctuations in response to quarter-to-quarter variations in our operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the terrorism detection device industry in which we compete and other events or factors. In addition, in recent years, broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. These broad market fluctuations also may adversely affect the future trading price of our common stock.

OUR STOCK HISTORICALLY FLUCTUATES WIDELY IN TRADING VOLUME AND PRICE. THEREFORE, SHAREHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES FREELY OR AT PRICES AND AT TIMES THAT THEY DESIRE TO SELL SHARES.

The volume of trading in our common stock historically has fluctuated and a limited market presently exists for the shares. We have no analyst coverage of our securities. The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase our stock. Our stock trades in a wide fluctuation of volume that we cannot predict or control.  We cannot assure you that our trading volume will increase, or that our historically light trading volume or any trading volume whatsoever will be sustained in the future. Therefore, we cannot assure you that our shareholders will be able to sell their shares of our common stock at the time or at the price that they desire, or at all.

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

WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT.  IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") as of the end of the reporting period covered by  the Company's Annual Report on Form 10-K, December 31, 2010. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management performed such an evaluation and based on such evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2010 Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such  assessments. Based on that evaluation,  they concluded that, as of the end of the period covered by this report, such  internal controls over financial reporting were not effective to control deficiencies that constituted material weaknesses.   A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

Our failure to maintain adequate disclosure controls and procedures and internal control over financial reporting may mean that prospective investors and partners will lack confidence in our financial statements, which could cause us to lose financing opportunities or business opportunities, each of which could have a material adverse effect on our business and on our stock price and trading.  While our management is working to remedy the material weaknesses there can be no assurance that such actions will be successfully implemented or that we will be able to fully overcome such material weaknesses.

OUR ISSUANCE OF ADDITIONAL COMMON STOCK, OR OPTIONS TO PURCHASE OUR STOCK, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

We are entitled under our articles of incorporation to issue up to 20,020,000,000 shares of capital stock which includes 20,000,000,000 shares of common stock, 20,000,000 shares of Preferred Stock. Our Preferred Stock may be designated in a senior position to our common stock. After taking into consideration our outstanding common stock at April 15, 2011 of 3,587,599,829 shares, we will be entitled to issue up to 16,412,400,171 additional shares of common stock and 20,000,000 of Preferred Stock. Our board of directors may generally issue stock, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development or convert outstanding indebtedness to equity. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable for Smaller Reporting Companies.

ITEM 2. DESCRIPTION OF PROPERTY

We currently do not own any real property. As of June 2009, we moved our corporate headquarters to 340 N. Camden Drive, Suite 302, Beverly Hills, CA 90210, USA. Our offices are still at this address. Our lease for this premises expires on June 1, 2012. The base monthly rent is $6,896. We believe this operating space is adequate for the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On May 15, 2002, Walt Disney World Co. commenced action in the Los Angeles Superior Court  against the Company and a former wholly-owned subsidiary (WALT DISNEY WORLD CO. V. POLLUTION RESEARCH AND CONTROL CORP. AND DASIBI ENVIRONMENTAL CORP.  (Case No. BC 274013 Los Angeles Superior Court) for amounts due in connection with unpaid rent. A judgment was entered for $411,500. No amounts have been paid in connection with the judgment.  As of December 31, 2010, $411,500 has been accrued.

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. As of December 31, 2010, we have accrued $559,303 for this settlement including principal and interest.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has not been current on all of its agreed payments to Plaintiff.  As of December 31 2010, $28,098 was due under the agreement.

On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against UDT. NBGI, Inc.'s Complaint alleged breach of contract, and requested damages in the amount of $111,014.34 plus interest at the legal rate and for costs of suit. A Motion for Summary Judgment was set for September 11, 2007. The Summary Judgment was granted in NBGI’s favor and judgment has been entered. No payments have been made on this judgment and no actions to enforce the judgment have been taken against UDT.

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008.  The claims have been asserted against UDT and our CEO, Jacques Tizabi, as a result of a personal guarantee. UDT and our CEO dispute that the fees are owed and intends to oppose the suit.On December 15, 2010, Defendants filed an Answer which asserts several defenses. The parties have exchanged initial disclosures, and the matter has been set for trial commencing on December 5, 2011.  Formal discovery has not yet commenced.

ITEM 4.                      REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol “UNDT.”  The following table sets forth the high and low bid information of our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years, as reported by the OTC Bulletin Board.  This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Period	High Bid	Low Bid

2009	First Quarter	0.01	0.0033
	Second Quarter	0.01	0.0024
	Third Quarter	0.015	0.0021
	Fourth Quarter	0.0098	0.0023

2010	First Quarter	0.0035	0.0022
	Second Quarter	0.0048	0.0017
	Third Quarter	0.0038	0.0005
	Fourth Quarter	0.0011	0.0003

HOLDERS OF RECORD

As of April 15, 2011, we had 1,321 shareholders of record of our common stock.  Our Transfer Agent is OTR located at 1001 SW Fifth Avenue, Suite 1550, Portland, OR  97204-1143. OTR's phone number is (503) 225-0375.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth in the table below is information regarding awards made through equity compensation plans through December 31, 2010.

Plan Category	Number of securities to be issued upon exercises of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders (1)
2006 Stock Compensation Plan	37,500 (2)	N/A	0
2006 Consultant Stock Plan	125,000 (2)	N/A	0
2006-II Consultant Stock Plan	187,500 (2)	N/A	0
2007 Consultant Stock Plan	375,000	N/A	0
2007 Equity Incentive Plan II&III	295,000 (2)(3)	N/A	0
2007 Equity Incentive Plan IV	450,000	N/A	31
2007 Equity Incentive Plan V & VI	1,350,000(4)	N/A	16,109
2008 Equity Incentive Plan	1,500,000	N/A	45
2008 Equity Incentive Plan II	1,650,000	N/A	15,730
2008 Equity Incentive Plan III	2,500,000	N/A	0
2008 Equity Incentive Plan IV	3,800,000	N/A	0
2009 Equity Incentive Plan	10,000,000	N/A	0
2009 Equity Incentive Plan II	60,000,000	N/A	394,588
2009 Equity Incentive Plan III	200,000,000	N/A	0

(1)
The Company has individual compensation arrangements with Messrs. Amir Ettehadieh and Nima Montazeri. Under these arrangements Messrs. Ettehadieh and Montazeri help the company with matters related to research, business development, and administration. For their services, Messrs. Ettehadieh and Montazeri receive the equivalent of $7,000 worth of common shares of the Company per month, which shares are issued under the then-current equity incentive plan, including those plans listed above.

(2)	Represents total number of shares of common stock originally authorized for stock grants. Stock option grants were not authorized.
(3)	Consists of the second and third plans.
(4)	Consists of the fifth and sixth plans.

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

On April 17, 2007, the Board of Directors adopted the 2007 Consultant Stock Plan (the “2007 Plan”).  The 2007 Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  We reserved 375,000 shares of our common stock for awards to be made under the 2007 Plan.  The 2007 Plan is to be administered by a committee of two or more members of our Board of Directors.

On June 5, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the “2007-II Plan”). The 2007-II Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 150,000 shares of its common stock for awards to be made under the 2007-II Plan. The 2007-II Plan is to be administered by a committee of two or members of the Board of Directors.

On June 27, 2007, the Board of Directors adopted the 2007 Equity Incentive Plan (the “2007-III Plan”). The 2007-III Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 145,000 shares of its common stock for awards to be made under the 2007-III Plan. The 2007-III Plan is to be administered by a committee of two or members of the Board of Directors.

On July 13, 2007, the Board of Directors adopted the 2007-2 Equity Incentive Plan (the “2007-IV Plan”). The 2007-IV Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 450,000 shares of our common stock for awards to be made under the 2007-IV Plan.  The 2007-IV Plan is to be administered by a committee of two or more members of the Board of Directors.

On October 10, 2007, the Board of Directors adopted the 2007-3 Equity Incentive Plan (the “2007-V Plan”).  The 2007-V Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 600,000 shares of common stock for awards to be made under the 2007-V Plan.  The 2007-V Plan is to be administered by a committee of two or more members of our Board of Directors.

On November 1, 2007, the Board of Directors adopted the 2007-4 Equity Incentive Plan (the “2007-VI Plan”).  The 2007-VI Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 750,000 shares of common stock for awards to be made under the 2007-VI Plan.  The 2007-VI Plan is to be administered by a committee of two or more members of our Board of Directors.

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

On April 29, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan II (the “2008-II Plan”).  The 2008-II Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 1,650,000 shares of common stock for awards to be made under the 2008-III Plan.  The 2008-II Plan is to be administered by a committee of two or more members of our Board of Directors.

On July 1, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan III (the “2008-III Plan”).  The 2008-III Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 2,500,000 shares of common stock for awards to be made under the 2008-III Plan.  The 2008-III Plan is to be administered by a committee of two or more members of our Board of Directors.

On September 2, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan IV (the “2008-IV Plan”).  The 2008-IV Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 3,800,000 shares of common stock for awards to be made under the 2008-IV Plan.  The 2008-IV Plan is to be administered by a committee of two or more members of our Board of Directors.

On February 22, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 10,000,000 shares of common stock for awards to be made under the 2009 Plan.  The 2009 Plan is to be administered by a committee of two or more members of our Board of Directors.

On May 14, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan II (the “2009-II Plan”).  The 2009-II Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 60,000,000 shares of common stock for awards to be made under the 2009-II Plan.  The 2009-II Plan is to be administered by a committee of two or more members of our Board of Directors.

On November 5, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan III (the “2009-III Plan”).  The 2009-III Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 200,000,000 shares of common stock for awards to be made under the 2009-III Plan.  The 2009-III Plan is to be administered by a committee of two or more members of our Board of Directors.

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

SALES OF UNREGISTERED SECURITIES

During fiscal 2010, we issued the following securities which were not registered under the Securities Act.  We did not employ any form of general solicitation or advertising in connection with the issuance of the securities described below.  In addition, we believe the purchasers and recipients of the securities are “Accredited Investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

•	During 2010, we issued 996,977,751 shares of common stock to various note holders to convert outstanding debt obligations valued at approximately $1,289,370 as follows:

On January 27, 2010, we issued  50,053,381 shares of common stock to convert outstanding debt obligations valued at $150,160.
On March 24, 2010, we issued  24,380,000 shares of common stock to convert outstanding debt obligations valued at $56,074.
On March 24, 2010, we issued  28,750,000 shares of common stock to convert outstanding debt obligations valued at $66,125.
On March 22, 2010, we issued  48,887,490 shares of common stock to convert outstanding debt obligations valued at $112,441.
On April 09, 2010, we issued  44,075,000 shares of common stock to convert outstanding debt obligations valued at $167,485.
On April 09, 2010, we issued  18,671,500 shares of common stock to convert outstanding debt obligations valued at $70,952.
On May 19, 2010, we issued  30,510,000 shares of common stock to convert outstanding debt obligations valued at $67,122.
On May 19, 2010, we issued  25,000,000 shares of common stock to convert outstanding debt obligations valued at $55,000.
On May 19, 2010, we issued  3,155,620 shares of common stock to convert outstanding debt obligations valued at $6,942.
On May 19, 2010, we issued  3,360,000 shares of common stock to convert outstanding debt obligations valued at $7,392.
On May 19, 2010, we issued  734,770 shares of common stock to convert outstanding debt obligations valued at $1,616.
On August 25, 2010, we issued  67,260,000 shares of common stock to convert outstanding debt obligations valued at $53,808.
On September 13, 2010, we issued  75,000,000 shares of common stock to convert outstanding debt obligations valued at $75,000.
On October 19, 2010, we issued  32,372,093 shares of common stock to convert outstanding debt obligations valued at $29,135.
On October 19, 2010, we issued  38,025,000 shares of common stock to convert outstanding debt obligations valued at $34,223.
On November 01, 2010, we issued  81,000,000 shares of common stock to convert outstanding debt obligations valued at $64,800.
On November 10, 2010, we issued  80,505,000 shares of common stock to convert outstanding debt obligations valued at $48,303.
On November 15, 2010, we issued  79,560,000 shares of common stock to convert outstanding debt obligations valued at $55,692.
On November.15, 2010, we issued  76,931,050 shares of common stock to convert outstanding debt obligations valued at $53,852.
On November 30, 2010, we issued  89,354,486 shares of common stock to convert outstanding debt obligations valued at $53,613.
On December 20, 2010, we issued  99,392,361 shares of common stock to convert outstanding debt obligations valued at $59,635.

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

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section of this annual report entitled "Risk Factors."

OVERVIEW

Universal Detection Technology (the "Company," “UDT” or "We") is engaged in the marketing and resale of detection devices for chemical, biological, radiological, nuclear, and explosive (CBRNE) threats. Through agreements with various third parties we supply bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, mold detection kits, chemical detection equipment, radiation detection systems, and counter-terrorism training references.

We have entered into supply and distribution agreements with four parties enabling us to supply a host of products and services for detection of hazardous materials. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, and training courses to our services.  We sell and market security and counter-terrorism products including bioterrorism detection kits, chemical detectors, radiation detection systems, and training references. Some of the  products and services we offer have not been sold to date and there is no guarantee that any of them will be demanded and sold in the market in the future. We plan to continue expanding our product base and intend to sell products to more users inside and outside the U.S. Our strategy is to generate sales by enhancing our web presence and marketing the Company as a supplier of complete CBRNE detection equipment. We plan to attend various industry trade shows and to offer products in certain training scenarios so that first responders can become more familiar with our products.  Our target customer markets primarily consist of first responders with some emphasis on the bioterror and military defense market. Our geographical customer focus is on the U.S., Europe, and Asia. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful.

Universal Detection Technology has also situated itself to provide various counter-terrorism services. Such services include training courses for first responders, event security, threat evaluation & consulting, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations. To date, we have sold only a nominal amount of these services and products and the resulting revenue for 2010 was insignificant.

Our business operations are more fully described under "Description Business" in Item 1 of Part I of this Report.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The audited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Revenue – Total revenue for the year ended December 31, 2010 was $5,368 as compared to $19,467 the prior fiscal year, a decrease of $14,099.  The decrease is primarily due to a reduced number of detection unit sales.

Operating Expenses –Total operating expenses for the year ended December 31, 2010 were $1,289,287. Total operating expenses for the year ended December 31, 2009 was $2,485,754 representing a decrease of $1,196,467(48%).  The decrease is primarily attributable to a decrease in marketing expense current year and the impairment of patent prior year.

Other income(expense). Other income (expense) amounted to ($907,740) for the year ended December 31, 2010 as compared to ($2,148,913)for the year ended December 31, 2009  The change is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the year ended December 31, 2010 was $2,196,195, as compared to a net loss of $4,626,644 for the same period in the prior fiscal year, representing a decreased loss of $2,430,449.  The primary reason for this is a decrease in loss recognized on settlement of shares issued for debt and a decrease in marketing expense.

PLAN OF OPERATION

In 2010 we have continued to diversify our activities. We plan to engage more in value added services to complement our bioterrorism detection technologies. We supply chemical, biological, radiological, nuclear, explosive  (CBRNE), and mold detection equipment.

We plan to continue expanding our product base and to sell our products to more users inside and outside the U.S. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful.

LIQUIDITY AND CAPITAL RESOURCES

We require approximately $4.5 million in the next 12 months to repay debt obligations and execute our business plan. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our uses of capital during the next 12 months principally will be for:

•	administrative expenses, including salaries of officers and other employees we plan to hire;
•	repayment of debt;
•	sales and marketing;
•	product testing or manufacturing; and
•	expenses of professionals, including accountants and attorneys.

Our working capital deficit at December 31, 2010 was $4,546,133.  Our independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2010. We require approximately $1.9 million to repay indebtedness including interest in the next 12 months. The following provides the principal terms of our outstanding debt as of December 31, 2010:

o One loan from three unaffiliated parties, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes.  As of December 31, 2010, we have $559,303 accrued for including interest relating to this matter.

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At December 31, 2010, there was $161,000 principal amount (and $96,147 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At December 31, 2010, there was $71,500 principal amount (and $34,709 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum.  As of December 31, 2010 we owed $58,500 in interest.  We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due on June 27, 2007 with an interest rate of 12.5% per annum.  As of December 31, 2010 we owed $672 in interest.  We did not make our scheduled payment on June 27, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,000 due on January 9, 2010 with an interest rate of 12% per annum.  As of December 31, 2010 we owed $960 in interest.  We did not make our scheduled payment on January 9, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $8,000 due on January 13, 2010 with an interest rate of 12% per annum.  As of December 31, 2010 we owed  $8,000 in principal and $1,920 in interest.  We did not make our scheduled payment on January 13, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of  $5,000 due on January 16, 2010 with an interest rate of 12% per annum.  As of December 31, 2010 we owed $1,200 in interest. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of  $13,000 due on February 11, 2010 with an interest rate of 12% per annum.  As of December 31, 2010 we paid the principal balance in full, and we owed $390 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,000 due on February 20, 2010 with an interest rate of 12% per annum.  As of December 31, 2010, we paid the principal balance in full, and we owed $360 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on February 11, 2010 with an interest rate of 12% per annum.  As of December 31, 2010, we paid the principal balance in full, and we owed $510 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $2,087 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31,2010 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $344 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $298 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,500 due on April 16, 2011 with an interest rate of 12% per annum.  As of December 31, 2010, we paid the principal balance in full, and we owed $375 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,475 due on April 23, 2011 with an interest rate of 12% per annum.  As of December 31, 2010, we paid the principal balance in full, and we owed $134 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,000 due on May 1, 2011 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $1,800 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on May 6, 2011 with an interest rate of 12% per annum.  As of December 31, 2010, we paid in the principal balance in full, and we owed $75 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,677 due on June 16, 2011 with an interest rate of 12% per annum.  As of December 31, 2010, we paid in the principal balance in full, and we owed $410 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,940 due on June 06,2011 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $3,599 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 24, 2010 with an interest rate of 12% per annum.  As of December 31, 2010, we paid the principal balance in full, and we owed $900 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on September 10, 2011 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $6,263 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $10,000 due on September 15, 2011 with an interest rate of 12% per annum.  As of December 31, 2010, we paid the principal balance in full, and we owed $300 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $29,920 due on August 12, 2010 with an interest rate of 12% per annum.  As of December 31, 2010, we paid the principal balance in full, and we owed $898 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,940 due on July 23, 2011 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $4,410 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $124 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $45,000 due on November 2, 2009 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $6,750 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on October 15, 2010 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $2,900 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 27, 2009 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $7,000 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on December 23, 2009 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $11,700 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on January 16, 2010 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $3,125 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,000 due on May 4, 2010 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $2,530 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on March 26, 2010 with an interest rate of 12% per annum.  As of December 31, 2010, we owed $3,000 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $31,000 due on May 17, 2010 with a late charge of 15%.  As of December 31, 2010, we owed $2,000 in principal and $4,650 in late charge.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on May 12, 2011.  As of December 31, 2010, we owed $2,450 in interest.

Management continues to take steps to address the Company's liquidity needs. Management continues to seek extensions with respect to debt past due. Management also may seek additional extensions with respect to these notes and the Company's debt as it becomes due. In addition, management may continue to convert some portion of the principal amount and interest on our debt into shares of common stock.   During 2010, the Company issued 996,977,751 shares of its common stock for an aggregate value of $1,289,370 to satisfy outstanding debt and accrued interest.

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. During the years ended December 31, 2010 and 2009, the Company received gross proceeds of approximately $0.1 million and $0.6 million, respectively, from the sale of equity and debt securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes are set forth at pages F-1 through F-24.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Universal Detection Technology and Subsidiaries

We have audited the accompanying consolidated balance sheets of Universal Detection Technology and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Detection Technology and Subsidiaries as of December 31, 2010 and 2009, and the results of its consolidated statements of operations, stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

Date: April 15, 2011

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	As at
	December 31, 2010	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$987	$1,367
Accounts Receivable,net	1,099	3,626
Inventory	936	4,117
Prepaid expenses	-	7,678

Total current assets	3,022	16,788

Deposits	21,300	21,300
Equipment, net	5,451	13,376

Total assets	$29,773	$51,464

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade	$1,189,824	$1,035,204
Accrued liabilities	635,761	547,502
Accrued payroll - officers	783,410	548,126
Notes payable - related party	340,074	64,612
Notes payable	874,394	888,843
Accrued interest expense	725,692	629,149

Total current liabilities	4,549,155	3,713,436

Long term notes payable	-	354,826

Total liabilities	4,549,155	4,068,262

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, no par value, 20,000,000,000 shares authorized, 2,253,029,102 and 1,020,051,351 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	35,601,080	33,907,469
Additional paid-in-capital	5,313,089	5,313,089
Accumulated deficit	(45,433,551)	(43,237,356)

Total stockholders' deficit	(4,519,382)	(4,016,798)

Total liabilities and stockholders' deficit	$29,773	$51,464

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the years ended December
	2010	2009

REVENUE, NET	$5,368	$19,467
COST OF GOODS SOLD	4,536	11,444

GROSS PROFIT	832	8,023

OPERATING EXPENSES:
Selling, general and administrative	1,138,902	1,230,864
Marketing	139,447	1,151,312
Impairment of patent	-	78,573
Depreciation and amortization	10,938	25,005

Total expenses	1,289,287	2,485,754

LOSS FROM OPERATIONS	(1,288,455)	(2,477,731)

OTHER INCOME (EXPENSE):
Interest income (expense)	(154,664)	(118,079)
Other income	11,250	8,750
Loss on settlement of debt	(764,326)	(2,039,584)

Total other expenses	(907,740)	(2,148,913)

NET LOSS	$(2,196,195)	$(4,626,644)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,461,711,527	476,000,298

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Deficit

BALANCE, DECEMBER 31, 2008	-	$-	35,286,671	$28,823,641	$5,313,089	$(38,610,712)	$(4,473,982)

Stock issued for conversion of debt	-	-	691,572,602	3,312,396	-	-	3,312,396
Stock issued for services	-	-	293,192,078	1,771,432	-	-	1,771,432
Net loss for the year						(4,626,644)	(4,626,644)

BALANCE, DECEMBER 31, 2009	-	-	1,020,051,351	33,907,469	5,313,089	(43,237,356)	(4,016,798)

Stock issued for conversion of debt	-	-	996,977,751	1,289,370			1,289,370
Stock issued for services	-	-	236,000,000	404,241			404,241
Net loss for the year	-	-				(2,196,195)	(2,196,195)

BALANCE, DECEMBER 31, 2010	-	$-	2,253,029,102	$35,601,080	$5,313,089	$(45,433,551)	$(4,519,382)

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,196,195)	$(4,626,644)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	404,241	1,771,432
Loss on settlement of debt	764,326	2,039,584
Impairment of patent	-	78,573
Depreciation and amortization	10,938	25,005
Changes in operating assets and liabilities:
Inventory	3,181	(4,117)
Accounts receivable	2,527	(2,568)
Prepaid expenses	7,678	(4,012)
Deposits	-	(11,074)
Accounts payable and accrued liabilities	595,935	(71,202)

Net cash used in operating activities	(407,369)	(805,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,013)	-
Decrease (increase) in restricted cash	-	10,477

Net cash (used) provided by investing activities	(3,013)	10,477

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party	318,828	121,539
Proceeds from notes payable	112,000	739,716
Payments on notes payable - related party	(20,826)	(67,252)

Net cash provided by financing activities	410,002	794,003

NET DECREASE IN CASH AND CASH EQUIVALENTS	(380)	(543)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,367	1,910

CASH AND CASH EQUIVALENTS, END OF PERIOD	$987	$1,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax	$-	$-
Interest Paid	$526	$-

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$1,289,370	$3,312,396

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

GOING CONCERN AND MANAGEMENT'S PLANS

As of December 31, 2010, the Company had a working capital deficit of $4,546,133. During the year ended December 31, 2010, the Company incurred net losses of $2,196,195 and had an accumulated deficit of $45,433,551 as of December 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Management has taken certain steps to provide the Company with necessary capital to continue its operations. These steps include: 1) actively seeking additional funding in the form of unsecured indebtedness and 2) seeking to increase revenues from product sales.

During 2009 and 2010, the Company entered into various agreements to sell shares of its common stock to third parties in order to convert the Company's debts to the respective parties.  In 2009, 691,572,602 shares were issued in the aggregate amount of $3,312,396.  In 2010, 996,977,751 shares were issued in the aggregate amount of $1,289,370.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The Company receives rent under a month to month sublease agreement with a third party.  The Company recognized $11,250 and $8,750 in Other Revenue under this agreement in 2010 and 2009, respectively.

INVENTORIES
Inventories, consisting of finished goods, are stated at the lower of cost (first-in first-out) basis or market.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform with the current year’s presentation, none of which had an impact on total assets, stockholders’ equity (deficit), net loss, or net loss per share.

ADVERTISING EXPENSES
The Company expenses advertising costs as incurred. During the years ended December 31, 2010 and 2009, the Company did not have significant advertising costs.

PROPERTY AND EQUIPMENT AND DEPRECIATION
Property and equipment, consisting of office furniture and equipment, leasehold improvements and lab testing equipment, is recorded at cost less accumulated depreciation. Depreciation and amortization is provided for on the straight-line method over the estimated useful lives of the assets, generally three to five years or over the term of the lease.

	2010	2009

Equipment	$55,012	$51,998
Furniture	64,669	64,669
Leasehold Improvements	25,444	25,444
	145,125	142,111
Accumulated Depreciation	(139,674)	(128,735)
Fixed Assets, Net of Depreciation	$5,451	$13,376

Total depreciation expense was $10,938 and $19,571 for the years ended December 31, 2010 and 2009, respectively.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

STOCK BASED COMPENSATION TO OTHER THAN EMPLOYEES
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718 (previously Statement of Financial Accounting Standards No. 123), “Accounting for Stock-Based Compensation,” and the conclusions reached by the ASC 505-50 (previously Emerging Issues Task Force in Issue No. 96- 18), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“ASC 505-50”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50 (previously EITF 96-18). In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

EARNINGS PER COMMON SHARE
The Company computes earnings per common share in accordance with ASC 260-10-45 (previously Statement of Financial Accounting Standards No. 128), "Earnings per Share". The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for -539,750 and 539,750 shares at December 31, 2010 and 2009, respectively, because the effect of each is antidilutive.

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

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

As per the Statement of Financial Accounting Standards (“SFAS”) No. 142 (ASC 350), “Goodwill and Other Intangible Assets (“SFAS 142”) (ASC 350),” the Company assess finite-lived intangible assets and other long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of intangible assets or other long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method. Based upon the future cash flow, the Company recorded $78,573 in impairment of patent as of December 31, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these items.

INCOME TAXES
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2010, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

SEGMENT REPORTING
ASC 280 (previously SFAS No. 131), Disclosures about segments of an enterprise and related information, which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of  selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.  In 2010 and 2009, the Company operated in one segment.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 3 – PATENTS

As of December 31, 2009, the patent value is as follows:

2009
Patent Costs	$117,341
Accumulated Amortization	(38,768)
Impairment of patent	(78,573)
Patent, Net	$-

Total amortization expense was $5,435 for the year ended December 31, 2009.  There were no additional patent costs for the year ended December 31, 2010.

NOTE 4 – ACCRUED LIABILITIES

The accrued liabilities consist of the following at December 31, 2010 and 2009:

	2010	2009
Loan Fees Payable	$68,600	$68,600
Deferred Rent	8,608	1,379
Accrued expenses	147,053	66,023
Accrued Settlement (Refer to Note 10)	411,500	411,500
TOTAL ACCRUED LIABILITIES	$635,761	$547,502

The loan fees payable $68,600 as of December 31, 2010 and 2009  is the value of 300,000 shares payable to third parties in connection with certain loan fees. In 2004 a judgment was entered against the Company for $411,500 in connection with a lawsuit against a former wholly-owned subsidiary.  The lawsuit was filed to collect past due rent.  The Company has accrued $411,500 in connection with this matter.

NOTE 5 – ACCRUED PAYROLL – OFFICERS

Accrued payroll – officers as of December 31, 2010 and 2009 is comprised of accrued payroll to the officer of the company amounting to $783,410 and $548,126, respectively.  This payable is interest free, unsecured and due on demand.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 - NOTES PAYABLE, RELATED PARTY

During the year ended December 31, 2010, the Company borrowed a total of $318,828 from its president and chief executive officer under various written and oral agreements by the Company.  The loans have interest rates ranging from 0% to 15%.  The Company repaid notes totaling $20,826 and interest of $526. As of December 31, 2010, $340,075 in principal and $639 in interest was due.

During the year ended December 31, 2009, the Company borrowed a total of $77,082 from its president and chief executive officer under promissory notes executed by the Company.  The notes had interest rates ranging from 12% to 12.5%.  The Company repaid notes totaling $62,709 and interest of $363.  As of December 31, 2009, $15,523 in principal and $1,685 in interest was due.

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following at December 31, 2010:

Notes payable to individuals, subject to contingent settlement agreement and summary judgment, interest at 11.67% per annum, principal and interest due January 1, 2006, in default, unsecured	$95,740

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due July 2005, in default, unsecured	161,000

Note payable, subject to settlement agreement, interest at 9.17% per annum, principal and interest due July 2005, unsecured	71,500

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due December 2005, unsecured	100,000

Note payable, interest at 12.5%, due June 2007, verbally extended, unsecured	1,500

Note payable, interest at 12% per annum, due January 2010, verbally extended, unsecured	4,000

Note payable, interest at 12% per annum, due January 2010, verbally extended, unsecured	8,000

Note payable, interest at 12% per annum, due January 2010, verbally extended, unsecured	5,000

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	9,940

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	1,638

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	1,420

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note payable, interest at 12% per annum, due May 2011, unsecured	9,000

Note payable, interest at 12% per annum, due June 2011, unsecured	18,940

Note payable, interest at 12% per annum, due September 2011, unsecured	40,000

Note payable, interest at 12% per annum, due July 2011, unsecured	25,940

Note payable, interest at 12% per annum, due September 2010, verbally extended, unsecured	776

Note payable, interest at 12% per annum, due November 2009 and verbally extended, unsecured	45,000

Note payable, interest at 12% per annum, due October 2010, verbally extended, unsecured	20,000

Note payable, interest at 12% per annum, due November 2009 and verbally extended, unsecured	50,000

Note payable, interest at 12% per annum, due December 2009 and verbally extended, unsecured	90,000

Note payable, interest at 12% per annum, due January 2010, verbally extended, unsecured	25,000

Note payable, interest at 12% per annum, due May 2010, verbally extended, unsecured	23,000

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	30,000

Note payable, late charge at 15%, due May 2010, verbally extended, unsecured	2,000

Note payable, interest at 12% per annum, due May 2011, unsecured	35,000

Total Notes Payable - Current	$874,394

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Notes payable consisted of the following at December 31, 2009:

Notes payable to individuals, subject to contingent settlement agreement and summary judgement, interest at 11.67% per annum, princpal and interest due January 1, 2006, in default, unsecured	$95,740

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due July 2005, in default, unsecured	161,000

Note payable, subject to settlement agreement, interest at 9.17% per annum, principal and interest due July 2005, unsecured	71,500

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due December 2005, unsecured	100,000

Note payable, interest at 12.5% per annum, due November 2007 and verbally extended, unsecured	2,970

Note payable, interest at 12% per annum, due January 2008 and verbally extended, unsecured	3,000

Note payable, interest at 12.5% per annum, due July 2008 and verbally extended, unsecured	20,000

Note payable, interest at 12% per annum, due August 2008 and verbally extended, unsecured	712

Note payable, interest at 12% per annum, due December 2009 and verbally extended, unsecured	27,000

Note payable, interest at 12% per annum, due October 2009 and verbally extended, unsecured	25,000

Note payable, interest at 12% per annum, due January 2010, unsecured	4,000

Note payable, interest at 12% per annum, due January 2010, unsecured	8,000

Note payable, interest at 12% per annum, due January 2010, unsecured	5,000

Note payable, interest at 12% per annum, due January 2010, unsecured	33,000

Note payable, interest at 12% per annum, due February 2010, unsecured	13,000

Note payable, interest at 12% per annum, due February 2010, unsecured	12,000

Note payable, interest at 12% per annum, due February 2010, unsecured	17,000

Note payable, interest at 12% per annum, due April 2011, unsecured	12,500

Note payable, interest at 12% per annum, due April 2011, unsecured	4,475

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note payable, interest at 12% per annum, due May 2011, unsecured	9,000

Note payable, interest at 12% per annum, due May 2011, unsecured	40,000

Note payable, interest at 12% per annum, due May 2011, unsecured	41,000

Note payable, interest at 12% per annum, due May 2011, unsecured	52,941

Note payable, interest at 12% per annum, due June 2011, unsecured	17,450

Note payable, interest at 12% per annum, due June 2011, unsecured	13,677

Note payable, interest at 12% per annum, due June 2011, unsecured	23,000

Note payable, interest at 12% per annum, due June 2011, unsecured	18,940

Note payable, interest at 12% per annum, dueJune 2011, unsecured	45,904

Note payable, interest at 12% per annum, due August 2010, unsecured	30,000

Note payable, interest at 12% per annum, due September 2011, unsecured	40,000

Note payable, interest at 12% per annum, due September 2011, unsecured	10,000

Note payable, interest at 12% per annum, due August 2010, unsecured	29,920

Note payable, interest at 12% per annum, due July 2011, unsecured	25,940

Note payable, interest at 12% per annum, due November 2009 and verbally extended, unsecured	45,000

Note payable, interest at 12% per annum, due October 2010, unsecured	20,000

Note payable, interest at 12% per annum, due November 2009 and verbally extended, unsecured	50,000

Note payable, interest at 12% per annum, due December 2009 and verbally extended, unsecured	90,000

Note payable, interest at 12% per annum, due January 2010, unsecured	25,000

Total notes payable	$1,243,669

Less: Long-term portion	354,826

Current Notes Payable	$888,843

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The interest expense for the years ended December 31, 2010 and December 31, 2009 is $154,664 and  $118,079, respectively.

The Company entered into a contingent settlement agreement on July 26, 2004 related to $440,765 of notes payable to individuals and related accrued interest. In July 2004, the Company paid a total of $73,333 towards the debt and agreed to pay a total of $298,667, including interest through January 2006 in full payment. The Settlement Agreement provides for an accelerated payment schedule at the Company's option, which would reduce the total payment made by the Company by approximately $12,000. The Company defaulted on the two remaining payments totaling $80,000 at which time the entire remaining balance became due, including default interest and legal fees.  The Company currently has accrued $463,563 for interest and legal fees (included in the accrued interest of $725,692 as of December 31, 2010) in addition to the $95,740 principal balance (included in the notes payable of $874,394 as of December 31, 2010).

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $200,000 plus accrued interest. The parties agreed to settle the debt for $261,000 payable as follows: Twelve consecutive payments of $12,500 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $95,000 payable on July 31, 2005; and a one-time interest payment of $16,000 on July 31, 2005. This agreement includes an additional $7,500 as inducement to the note holder to enter into the extended agreement, which was amortized as a loan fee over the term of the agreement.  Scheduled payments were not made on the note and the company is currently in default.   The Company currently has accrued $96,147 for interest (included in the accrued interest of $725,692 as of December 31, 2010) in addition to the $161,000 principal balance (included in the notes payable of $874,394 as of December 31, 2010).

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $100,000 plus accrued interest. The parties agreed to settle the debt for $130,800 payable as follows: Twelve consecutive payments of $6,000 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $50,500 payable on July 31, 2005; and a one-time interest payment of $8,300 on July 31, 2005. The Company has recognized a $38,610 gain on forgiveness of accrued interest related to this transaction.  Scheduled payments were not made on the note and the company is currently in default.  The Company currently has accrued $34,709 for interest (included in the accrued interest of $725,692 as of December 31, 2010) in addition to the $71,500 principal balance (included in the notes payable of $874,394 as of December 31, 2010).

NOTE 8-STOCKHOLDERS' EQUITY

PREFERRED STOCK
The Company is authorized to issue up to 20,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors.

COMMON STOCK

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

CONVERSION OF DEBT
During 2010, the Company entered into various agreements to convert $474,549 of principal and $50,495 of accrued interest into 996,977,751 shares of common stock.  The fair market value of the stock on the dates of agreement and issuance was $1,289,370.  The Company recorded a loss on settlement of debt of $764,326.

During 2009, the Company entered into various agreements to convert $1,123,789 of principal and $145,691 of accrued interest into 691,572,602 shares of common stock.  The fair market value of the stock on the dates of agreement and issuance was $3,312,396.  The Company recorded a loss on settlement of debt of $2,039,584.

STOCK ISSUED FOR SERVICES
During the year ended December 31, 2010, the Company issued an aggregate of 145,777,780 shares of its common stock to various employees of the Company as compensation.  The shares were valued at a total of $243,266.

During the year ended December 31, 2010, the Company entered into various agreements for strategic business planning, financial advisory, investor relations, professional and public relations services.  As compensation for the services rendered, the Company issued 90,222,220 shares of common stock, valued at $160,976, the fair market value of the stock on the day of issuance.

During the year ended December 31, 2009, the Company issued an aggregate of 172,471,654 shares of its common stock to various employees of the Company as compensation.  The shares were valued at a total of $779,052

During the year ended December 31, 2009, the Company entered into various agreements for strategic business planning, financial advisory, investor relations, professional and public relations services.  As compensation for the services rendered, the Company issued 120,720,424 shares of common stock, valued at $992,380, the fair market value of the stock on the day of issuance.

STOCK OPTION PLAN
On February 11, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (“the Plan”).  The Plan provides for the granting of  Nonqualified  Stock Options,  Incentive  Stock Options,  Stock  Appreciation Rights (or SARs),  Restricted Stock,  Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 3,000,000 shares of common stock for awards to be made under the Plan.  299,991,072 shares reserved under this plan have been issued.

On April 29, 2008, the Board of Directors adopted the 2008-2 Equity Incentive Plan (“the Plan”).  The Plan provides for the granting of  Nonqualified  Stock Options,  Incentive  Stock Options,  Stock  Appreciation Rights (or SARs),  Restricted Stock,  Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 330,000,000 shares of common stock for awards to be made under the Plan.  326,854,165 of the shares reserved under this plan have been issued.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

On July 1, 2008, the Board of Directors adopted the 2008-3 Equity Incentive Plan (“the Plan”).  The Plan provides for the granting of  Nonqualified  Stock Options,  Incentive  Stock Options,  Stock  Appreciation Rights (or SARs),  Restricted Stock,  Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 2,500,000 shares of common stock for awards to be made under the Plan.  2,500,000 of the shares reserved under this plan have been issued.

On September 2, 2008, the Board of Directors adopted the 2008-4 Equity Incentive Plan (“the Plan”).  The Plan provides for the granting of  Nonqualified  Stock Options,  Incentive  Stock Options,  Stock  Appreciation Rights (or SARs),  Restricted Stock,  Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 3,800,000 shares of common stock for awards to be made under the Plan.   3,800,000 of the shares reserved under this plan have been issued.

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

On November 6, 2009, the Board of Directors adopted the 2009-3 Equity Incentive Plan (The “Plan”.)  The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs),  Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction.  The Company initially reserved 200,000,000 shares of its common stock for awards to be made under the Plan.  200,000,000 of the shares under this plan have been issued.

The company granted 44,000 restricted shares during the year ended December 31, 2010 vesting over a six month period.  The Company recognized marketing expenses over a straight-line basis over the vesting periods based on the market price of their stock at grant date.

The Company granted 100,800,000 restricted shares during the year ended December 31, 2009. Of the shares granted, 100,000,000 shares vested immediately and 800,000 shares vest over a six-month period.  The Company recognized marketing expense on a straight-line basis over the vesting periods based on the market price of their stock on the grant date.  The Company recognized $0 and $898,429 in marketing expense during the years ended December 31, 2010 and 2009 respectively, due to the restricted shares.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

WARRANTS

There were no warrants granted during 2010 and 2009.

The following table summarizes the activity of options and warrants under all agreements and plans for the two years ended December 31, 2010 and 2009:

			Weighted
			Average	Aggregate
	Number of		Exercise	Intrinsic
	Options	Warrants	Price	Value
Outstanding, December 31,
2008	539,750	53,000	15

Granted	-	-	-
Exercised	-	-	-
Expired/cancelled	-	(53,000)	102

Outstanding, December 31,
2009	539,750	-	7

Granted	-	-	-
Exercised	-	-	-
Expired/cancelled	-	-	-

Outstanding, December 31,
2010	539,750	-	7	-

Options:

The Company adopted ASC 718 (previously SFAS No. 123-R) effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the year ended December 31, 2010 includes compensation expense for all stock-based compensation awards vested during year ended December 31, 2010 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of ASC 718, no expense has been recorded during the year ended December 31, 2010.

Methods of estimating fair value:

Under ASC 718 (previously SFAS No. 123-R), the fair value of stock options is determined using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The following table summarizes information about stock options and warrants outstanding at December 31, 2010:

OPTIONS AND WARRANTS

	OUTSTANDING			EXERCISABLE
WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
RANGE OF		REMAINING	AVERAGE		AVERAGE
EXERCISE	NUMBER	CONTRACTUAL	EXERCISE	NUMBER	EXERCISE
PRICES	OUTSTANDING	LIFE-YEARS	PRICE	EXERCISABLE	PRICE

2 to $66	539,750	0.39	6.6	539,750	6.6
	-			-
	539,750	0.39	6.6	539,750	6.6

NOTE 9 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2010 and     2009 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

	2010	2009

Computed expected income tax provision (benefit)	$(698,838)	$(1,573,059)
Increase in allowance for doubtful accounts	-	-
Net operating loss carryforward	793,726	1,668,542
Increased
Accrued liabilities	(98,398)	(99,139)
Stock-based expenses	–	-
Non-deductible meals & entertainment	815	596
Depreciation	2,695	3,060

Income tax provision (benefit)	$-	$-

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The components of the deferred tax assets and (liabilities) as of December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Temporary differences:
Depreciation	$(2,180)	$(5,350)
Accrued liabilities	(871)	(116,634)
Allowance for bad debt	(21,200)	(21,200)
Net operating loss carryforward	14,499,564	13,565,769
Valuation allowance	(14,475,313)	(13,422,585)

Net long-term deferred tax asset	$-	$-

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Accrued expenses	$115,762	$(2,008)
Allowance for bad debt	-	-
Accumulated Depreciation	3,170	6,920

Increase in net operating loss carryforward	933,795	1,962,990
Change in valuation allowance	(1,052,727)	(1,967,902)
	$-	$-

As of December 31, 2010, the Company has net operating losses carryforwards of approximately $ 33,600,000 expiring in 2011 through 2025.

NOTE 10- COMMITMENTS AND CONTINGENCIES

LITIGATION

a)
On May 15, 2002, Walt Disney World Co. commenced action in the Los Angeles Superior Court  against the Company and a former wholly-owned subsidiary (WALT DISNEY WORLD CO. V. POLLUTION RESEARCH AND CONTROL CORP. AND DASIBI ENVIRONMENTAL CORP.  (Case No. BC 274013 Los Angeles Superior Court) for amounts due in connection with unpaid rent. A judgment was entered for $411,500. No amounts have been paid in connection with the judgment.  As of December 31, 2010, $411,500 has been accrued.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

b)
A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes.  On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”).  On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006.  The Company has accrued for this settlement.  The Company entered into a settlement agreement in the third quarter of 2004 with each of these three parties.  Pursuant to this agreement, at June 30, 2005, the Company was required to pay an additional $80,000 as full payment of our obligations.  The Company did not make this payment and are in default of these notes.  As of December 31, 2010, The Company has $559,303 accrued for including interest relating to this matter which is part of notes payable and accrued interest in the accompanying balance sheet as of December 31, 2010.

c)
On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff’s Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449.  Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid.  In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff.  As of December 31, 2010, $28,098 was due under the agreement which is included in the accounts payable in the accompanying balance sheet as of December 31, 2010.

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

e)
On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008.  The claims have been asserted against UDT and our CEO, Jacques Tizabi, as a result of a personal guarantee. UDT and our CEO dispute that the fees are owed and intends to oppose the suit.On December 15, 2010, Defendants filed an Answer which asserts several defenses. The parties have exchanged initial disclosures, and the matter has been set for trial commencing on December 5, 2011.  Formal discovery has not yet commenced.

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

On August 23, 2004, the Company entered into an amendment of the employment agreement with its President and Chief Executive Officer. The amendment provides that $100,000 of the Officer's annual salary shall be accrued as payable until such time as the Company has the financial resources to pay any or all of the accrued amount. The agreement also provides for salary increases of 5% per year commencing January 1, 2006, and an extension of the term of the agreement until December 31, 2011. In addition, automobile cost is limited to a maximum of $2,500 per month and the Company will reimburse the officer for individual life insurance premiums up to $1,000 per month and for health insurance premiums and related expenses.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The Company is obligated to make certain minimum salary payments as follows:

YEAR ENDING DECEMBER 31,

2011	$319,070

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

To maintain its license with Cal Tech, a minimum annual royalty of $10,000 was due Caltech on August 1, 2005, and is due on each anniversary thereof, regardless of product sales.  Any royalties paid from product sales for the 12-month period preceding the date of payment of the minimum royalty will be credited against the annual minimum.  Pursuant to the terms of the license, the Company must pay four percent royalties on product sales in countries where a patent is issued and two percent royalties on product sales in countries where a patent is not issued, as well as 35 percent of net revenues received from sub-licensees.  As of the date of this report the Company has not paid the $10,000 royalty due Caltech on August 1, 2007.  The Company and Caltech entered into a second amendment to the Company’s license agreement, dated December 1, 2006, and which provides that the overdue amounts shall be paid to Caltech in ten monthly installments of $8,632.  To date, the Company has made four of the monthly installments called for in the second amendment to its license agreement with Caltech. On June 23, 2009, Caltech sent a letter to the Company asserting certain breaches by the Company of the License Agreement between Caltech and the Company and attempting to terminate the Agreement. The Company disagrees with the various assertions made by Caltech in the letter and has requested that Caltech submit to arbitration all matters in dispute. To date, no further action has been taken and the Company does not continue to perform under the License Agreement.

OPERATING LEASES

On June 1, 2009, the Company entered into a lease agreement to lease office space commencing June 1, 2009 through May, 31, 2012.

Minimum annual lease payments under this lease are as follows:

2011	$81,746
2012	34,479

$116,225

Rent expense was $87,024 and $87,204 for 2010 and 2009, respectively.

NOTE 11 SUBSEQUENT EVENTS

During the first quarter of 2011, the Company entered into agreements converting $196,833 in principal and accrued interest into 1,437,180,095 shares of its common stock.  During the first quarter of 2011, the Company issued 1,334,580,095 of the shares valued at $671,475.  102,600,000 shares valued at $30,780 are still pending.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") as of the end of the reporting period covered by  the Company's Annual Report on Form 10-K, December 31, 2010. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2010 Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such  assessments. Based on that evaluation, they concluded that, as of the end of the period covered by this report, such  internal controls over financial reporting were not effective to control deficiencies that constituted material weaknesses.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affect our internal controls and that may be considered to be a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board included the lack of a fully functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting. In addition, our Chief Executive Officer and Acting Chief Financial Officer identified a lack of sufficient internal accounting and book keeping staff and accountability. Because of the Company's severe cash constraints, there are no employees or contractors dedicated solely to the functions of book keeping or accounting.  In addition, the Company's current personnel lack sufficient skills, training and experience in the review process in order to ensure the complete and proper application of generally accepted accounting principles. In addition, the Company can only afford to retain its outside accountants to review the books and records of the Company on a quarterly basis and in connection with the annual audit of financial statements, whereas more timely and increased periodic reviews would be beneficial to the Company's internal controls over financial reporting pending development of an internal accounting staff. These material weaknesses were identified by our Chief Executive Officer and Acting Chief Financial Officer in connection with the review of our financial statements as of December 31, 2010.

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

         o      Adopt an audit committee charter delineating the committees duties with  respect to the review and oversight of the Company's financial statements, auditors and audit process; and

         o      Retain the services of the Company's outside accountants for periodic and intermittent review of the Company's financial data outside of the quarterly and annual procedures for the preparation of quarterly and annual reports and financial statements, upon the Company obtaining capital or generating additional revenue.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business experience of our directors, executive officers, and key employees as of April 15, 2011:

Name	Age	Position
Jacques Tizabi	39	President, Chief Executive Officer, Acting Chief Financial Officer, Director, and Secretary

Matin Emouna (1)	40	Director

Tom Sepenzis	40	Director

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

Business Experience

JACQUES TIZABI has been the Chief Executive Officer, President and Chairman of the Board of Directors of our Company, and Acting Chief Financial Officer since October 2001. Mr. Tizabi spends on average 40-50 hours per week providing services to us. He oversees all material aspects of the Company’s operations.

MATIN EMOUNA has served as a director of our Company since October 2001. Since 1997, Mr. Emouna has maintained his own law practice in New York, where he represents foreign and domestic clients in a broad range of real estate transactions, with emphasis on new constructions, commercial real estate transactions, shopping center development, financing, international business matters, and commercial leasing. He holds B.S. degrees in Business Administration and Spanish from New York State University at Albany and a J.D. from Benjamin N. Cardozo School of Law. His experience in both law and international trade are helpful to the Company.

TOM SEPENZIS became a director of our Company in April of 2009.   Mr. Sepenzis worked for over a decade on Wall Street, becoming one of the most highly respected telecommunications analysts, earning the #1 ranking by Forbes magazine one week before his departure. Starting his career as an equities trader at Punk, Ziegel in 1993 he later moved to the firms Soundview Financial (1996), Piper Jaffrey (1998), CIBC World Markets (2000), and Think Equity (2002) as a telecommunications analyst. Switching careers to the entertainment business, he now is the CEO and founder of Ascension Pictures, in which capacity he produces and directs commercials, music videos, documentaries and full length feature films.

Involvement in Certain Legal Proceedings

None of the directors or executive officers have, during the past ten years:

•
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated ;

•
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

•
Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities or commodities law or regulation; or

(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

COMMITTEES

Our Audit Committee currently consists of Mr. Matin Emouna. Mr. Emouna is independent within the meaning of the applicable NASDAQ listing standards and applicable rules and regulations promulgated by the Securities and Exchange Commission. Our Audit Committee currently does not have a financial expert within the meaning of the applicable SEC rules as management does not believe one is necessary in light of the Company's current stage of product development.

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. Our Compensation Committee currently consists of Mr. Matin Emouna.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics which is designed to set the standards of business conduct and ethics and help directors and employees resolve ethical issues. The Code applies to all directors and employees, including the Chief Executive Officer and Chief Financial Officer and other persons performing similar functions. The Code covers topics including, but not limited to, conflicts of interest, confidentiality of information, fair dealing with customers, supplies and competitors, and compliance with applicable laws, rules and regulations. The purpose of the Code is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner.  Upon written request to the Company, we will provide a copy of the Code free of charge. Any such request should be directed to the Company at the address set forth on the cover page of this annual report.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours.  Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file.  To our knowledge, based solely  representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2010, we believe our executive officers, directors and greater than ten percent shareholders of our common stock, complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for the fiscal years ended December 31, 2010 and 2009.  The following table summarizes all compensation for fiscal years 2010 and 2009 received by our Chief Executive Officer.  No other executive officer earned in excess of $100,000 in fiscal year 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Jacques Tizabi, President, CEO, Acting CFO	2010	$303,877	--	--	--	--	--	--	$303,877
Jacques Tizabi, President, CEO, Acting CFO	2009	$289,406	--	--	--	--	--	--	$289,406

The salary amounts listed in the table above were not paid, but are accrued.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information regarding outstanding equity awards granted to our CEO.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised earned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units, or other rights that have not vested ($)
Jacques Tizabi	500,000	-	-	$2.00	March 2011
Jacques Tizabi	5,750	-	-	$60.00	October 2011
Jacques Tizabi	34,000	-	-	$66.00	August 2013

All option awards listed about are fully vested as of December 31, 2010.

DIRECTOR COMPENSATION

We currently do not pay our directors any compensation, and there is no director compensation to report for our fiscal year ended December 31, 2010.

EMPLOYMENT AGREEMENTS

We have an employment agreement with Jacques Tizabi. Mr. Tizabi's employment agreement, dated as of September 24, 2001, and amended August 23, 2004, provides for Mr. Tizabi to serve as our Chairman of the Board, Chief Executive Officer and President until December 31, 2010, unless otherwise extended. We have agreed to extend Mr. Tizabi’s employment agreement until December 31, 2015. The employment agreement provides for Mr. Tizabi to receive an annual base salary of $250,000, subject to salary increases of 5% per year commencing January 1, 2006. Mr. Tizabi also is entitled to specified perquisites, including participation in any group life, medical, disability and other insurance plans provided by us, use of a luxury automobile approved by the compensation committee (with a maximum cost of $2,500 per month), monthly dues for club memberships not to exceed $1,500 per month, and reimbursement of entertainment expenses provided to our customers, vendors, and strategic partners. To date, Mr. Tizabi has not received any of these specified perquisites.

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

Mr. Tizabi has agreed that he will defer payment of all accrued but unpaid bonus or salary, or other compensation payable to him in excess of $150,000 per year, beginning in 2005 until future years. In 2009, Mr. Tizabi received the following as a reduction of the accrual of his unpaid bonus or salary since 2005:  127,386,666 shares of the Company’s common stock with a fair market value of $392,160 on the date of issuance along with cash payments or payments made by the Company on behalf of Mr. Tizabi totaling $158,257.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
  STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth information as of April 15, 2011, relating to the ownership of our common and preferred stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of each class of our capital stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.  The address of each person listed is in care of Universal Detection Technology, 340 N. Camden Drive, Suite 302, Beverly Hills, California 90210.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)

Jacques Tizabi, President, CEO, Acting CFO, Director	127,926,416 (2)	10.4%
Matin Emouna	0	0
Tom Sepenzis	0	0
All current directors and executive officers as a group (3 members)	127,926,416	10.4%

(1)
Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership with respect to the number of shares of our common stock actually outstanding at April 15, 2011.  As of April 15, 2011, we had 3,587,599,829 common shares, no par value, outstanding.

(2)	Includes 539,750 shares that may be acquired upon the exercise of fully vested options.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Described below are certain transactions or series of transactions since January 1, 2009 between us and our executive officers, directors and the beneficial owners of five percent or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

During the year ended December 31, 2010, the Company borrowed a total of $318,828 from its president and chief executive officer under various written and oral promissory note agreements executed by the Company.  The notes had interest rates ranging from 0% to 15%.  The Company repaid notes totaling $20,826 and interest of $526. As of December 31, 2010, $340,075 in principal and $639 in interest was due.

For the period from January 1, 2011 through April 14, 2011, the president and chief executive officer for the Company had advanced $22,044 to the Company for expenses.  The Company did not make any payments to its president and chief executive officer for the period.  As of April 14, 2011, $362,119 in principal and $639 in interest was due to the president and chief executive officer for various promissory note agreements executed by the Company and for advances expenses.  The notes had interest rates ranging from 0% to 15%.

Director Independence

Mr. Matin Emouna and Mr. Tom Sepenzis are independent directors as that term is defined by NYSE Rule 303A.02(a). The Company currently does not have a nominating/corporate governance committee. Of the members of the Company’s board of directors, Messrs. Matin Emouna and Tom Sepenzis meet the NYSE’s independence standards for members of such committees and Mr. Jacques Tizabi does not meet the NYSE’s independence requirements for members of such committees.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Prior to engagement, the Audit Committee pre-approves all audit or non-audit services to be performed by our independent auditors. The Audit Committee approved the engagement of Kabani & Company as our independent auditors for $40,000. The Audit Committee also approved an additional $18,000 for audit related services related to our quarterly filings.

AUDIT FEES

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Kabani & Company, our independent registered public accountants, in the fiscal years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010	Year Ended December 31, 2009

Audit Fees	$40,000	40,000
Audit-Related Fees (quarterly reports)	18,000	18,000
Tax Fees	-	-
All Other Fees	-	-
	$58,000	58,000

Audit Fees

The aggregate fees billed by Kabani & Company for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009, were approximately $40,000 and $40,000, respectively.

Audit-Related Fees

The aggregate fees billed by Kabani & Company for assurance and related services rendered by Kabani & Company that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2010 and 2009 were $18,000 and $18,000, respectively.

Tax Fees

No fees were billed by Kabani & Company for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 and 2009.

All Other Fees

No other fees were billed by Kabani & Company for the fiscal years ended December 31, 2010 and 2009.

ITEM 15. EXHIBITS

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Documents filed as a part of this report:

(1)	Financial Statements

The financial statements of Universal Detection Technology and its subsidiaries for the periods ended December 31, 2010 and 2009 and Kabani & Company’s report dated April 14, 2011.

(2)	Financial Statement Schedules

Not required.

(b) Exhibits:

3.1
Articles of Incorporation of A. E. Gosselin Engineering, Inc. (now the Company) (incorporated by reference to Exhibit 3(a) to Amendment No. 1 to the Registration Statement on Form 10 of Dasibi Environmental Corporation).

3.2
Certificate of Amendment of Articles of Incorporation of A. E. Gosselin Engineering, Inc. (now the Company) (incorporated by reference to Exhibit 3(a) to Amendment No. 1 to the Registration Statement on Form 10 of Dasibi Environmental Corporation).

3.3
Certificate of Amendment of Articles of Incorporation of Dasibi Environmental Corp. (now the Company) (incorporated by reference to Exhibit 3(a) to Amendment No. 1 to the Registration Statement on Form 10 of Dasibi Environmental Corporation).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 15, 2002).

3.5
Certificate of Determination of Preferences of Preferred Shares (incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on April 16, 2007).

3.6
Certificate of Amendment of Articles of Incorporation of Universal Detection Technology (incorporated by reference to Exhibit 3.6 of the Company’s Current Report on Form 8-K filed on September 27, 2007).

3.7	Certificate of Amendment of Articles of Incorporation of Universal Detection Technology (incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on July 25, 2008).

4.1	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 31, 2005).

4.2	2006 Stock Compensation Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on February 13, 2006).

4.3	2006 Consultant Stock Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on June 30, 2006).

4.4	2006-II Consultant Stock Plan (incorporated by reference to the Company'sForm S-8 Registration Statement filed on November 22, 2006).

4.5	2007 Consultant Stock Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on April 17, 2007).

4.6	2007 Equity Incentive Plan (effective May 30, 2007) (incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 6, 2007).

4.7	2007 Equity Incentive Plan (effective June 21, 2007) (incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 27, 2007).

4.8	2007-2 Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on July 13, 2007).

4.9	2007-3 Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on October 2, 2007).

4.10	2007-4 Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on November 2, 2007).

4.11	2008 Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on February 11, 2008).

4.12	2008 Equity Incentive Plan II (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed on May 27, 2008).

4.13	2008 Equity Incentive Plan III (incorporated by reference to the Company’s Form S-8 Registration Statement filed on July 11, 2008).

4.14	2008 Equity Incentive Plan IV (incorporated by reference to the Company’s Form S-8 Registration Statement filed on September 8, 2008).

4.15	2009 Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on February 23, 2009).

4.16	2009 Equity Incentive Plan II (incorporated by reference to the Company’s Form S-8 Registration Statement filed on May 15, 2009).

4.17	2009 Equity Incentive Plan III (incorporated by reference to the Company’s Form S-8 Registration Statement filed on November 6, 2009).

10.1
Employment Agreement by and between the Company and Jacques Tizabi dated September 25, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2002, filed on May 20, 2002).

10.2
Amendment to Employment Agreement of Jacques Tizabi, dated August 23, 2004. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, filed on November 22, 2004).

10.3
Letter of Engagement dated August 19, 2005, between Trilogy Capital Partners, Inc. and Universal Detection Technology (incorporated by reference to the Company's Current Report on Form 8-K filed on September 28, 2005).

10.4	Stock Purchase Warrant issued to Trilogy Capital Partners (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on February 14, 2006).

10.5	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 20, 2009)

10.6	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009)

10.7	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009)

10.8	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed on April 15, 2010)

10.9	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 24, 2010)

10.10	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 23, 2010)

10.11	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 19, 2010)

10.12	Form of Debt Conversion Agreement*

10.13	Commercial Property Lease dated June 1, 2009 (incorporated by reference to Exhibit 10.20 of the Company’s Amended Annual Report on form 10-K/A filed on November 17, 2010)

10.14	Agreement with Morphix Technologies dated March 8, 2010*

10.15	Agreement with Mirion Technologies (MPGI), Inc. dated February 22, 2011*

10.16	Agreement Advnt Biotechnologies, LLC Value Added Reseller (VAR) Agreement dated September 21, 2010*

10.17	Agreement with Detrick Lawrence Corporation dated April 7, 2011*

10.18	Agency Agreement with APP Systems Services PTE LTD dated March 15, 2011*

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 31, 2004).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
----------------------------
* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2011	UNIVERSAL DETECTION TECHNOLOGY

By:	/s/ Jacques Tizabi
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

Date: April 15, 2011	/s/ Jacques Tizabi
Jacques Tizabi, President, Chief Executive
Officer, Acting Chief Financial Officer, and Chairman of the Board of Directors

Date: April 15, 2011	/s/ Tom Sepenzis
Tom Sepenzis, Director

Date: April 15, 2011	/s/ Matin Emouna
Matin Emouna, Director