Form 10-Q
period 2011-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2011-05-20
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2011

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [_]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of May 20, 2011, there were 4,060,703,631 shares of common stock outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011, AND DECEMBER 31, 2010
(UNAUDITED)

ASSETS	As At
	March 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$947	$987
Accounts Receivable,net	1,374	1,099
Inventory, net	968	936

Total current assets	3,289	3,022

Deposits	21,300	21,300
Equipment, net	3,529	5,451

Total assets	$28,118	$29,773

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade	$1,190,379	$1,189,824
Accrued liabilities	676,219	635,761
Accrued payroll - officers	863,178	783,410
Notes payable - related party	389,233	340,074
Notes payable	685,954	874,394
Shares to be issued	30,780	-
Accrued interest expense	744,685	725,692

Total current liabilities	4,580,428	4,549,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, no par value, 20,000,000,000 shares authorized, 3,587,599,829 and 2,253,029,102 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	36,272,555	35,601,080
Additional paid-in-capital	5,313,089	5,313,089
Accumulated deficit	(46,137,954)	(45,433,551)

Total stockholders' deficit	(4,552,310)	(4,519,382)

Total liabilities and stockholders' deficit	$28,118	$29,773

See accompanying notes to the unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the three month periods ended March 31,
	2011	2010

REVENUE, NET	$2,305	$1,958
COST OF GOODS SOLD	1,925	1,148

GROSS PROFIT	380	810

OPERATING EXPENSES:
Selling, general and administrative	169,370	314,835
Marketing	682	3,385
Depreciation and amortization	1,922	2,964

Total expenses	171,974	321,184

LOSS FROM OPERATIONS	(171,594)	(320,374)

OTHER INCOME (EXPENSE):
Interest expense	(27,384)	(42,134)
Other income	-	3,750
Loss on settlement of debt	(505,422)	(227,725)

Total other expenses	(532,806)	(266,109)

NET LOSS	$(704,400)	$(586,483)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.0002)	$(0.0005)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,931,097,299	1,083,276,169

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(704,400)	$(586,483)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	-	25,008
Loss on settlement of debt	505,422	227,725
Depreciation	1,922	2,964
Changes in operating assets and liabilities:
Inventory	(32)	-
Accounts receivable	(275)	(1,958)
Prepaid expenses	-	7,678
Stock to be issued	30,780	112,441
Accounts payable and accrued liabilities	117,384	103,441

Net cash used in operating activities	(49,199)	(109,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party	51,159	68,439
Proceeds from notes payable	-	53,000
Payments on notes payable - related party	(2,000)	(12,705)

Net cash provided by financing activities	49,159	108,734

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40)	(450)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	987	1,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$947	$917

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax	$3,200	$-
Interest Paid	$-	$462

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$671,475	$272,359

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Detection Technology and Subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-Q and Item 310 of Regulation S-K, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

As of March 31, 2011, the Company had a working capital deficit of $4,577,139 and an accumulated deficit of $46,137,954. The Company incurred a net loss of $704,400 for the three month period ended March 31, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the first three months of 2011, the Company sold detection kits under various purchase agreements and had consulting revenue for $2,305. The Company also entered into various agreements to issue 1,437,180,095 shares of its common stock to third parties in order to convert outstanding debt to the respective parties.  The fair market value of the stock on the date of agreement was $702,255.  The value of the stock issued in consideration for the debt conversion was $671,475.  The value of the stock to be issued in consideration for the debt conversion was $30,780.

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

NOTE 3 – NOTES PAYABLE

During the three month period ended March 31, 2011, the Company had no borrowings from third parties under various promissory note agreements.  As of March 31, 2011 and December 31, 2010, the Company had total notes payable of $685,954 and $874,394 respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company was involved in the following litigations:

a)
On May 15, 2002, Walt Disney World Co. commenced action in the Los Angeles Superior Court against the Company and a former wholly-owned subsidiary (WALT DISNEY WORLD CO. V. POLLUTION RESEARCH AND CONTROL CORP. AND DASIBI ENVIRONMENTAL CORP. (Case No. BC 274013 Los Angeles Superior Court) for amounts due in connection with unpaid rent. A judgment was entered for $411,500. No amounts have been paid in connection with the judgment. As of March 31, 2011, $411,500 has been accrued.

b)
A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes.  On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”).  On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006.  The Company has accrued for this settlement.  The Company entered into a settlement agreement in the third quarter of 2004 with each of these three parties.  Pursuant to this agreement, at June 30, 2005, the Company was required to pay an additional $80,000 as full payment of our obligations.  The Company did not make this payment and are in default of these notes.  As of March 31, 2011 and December 31, 2010, the Company has $572,140 and $559,303, respectively, accrued for including interest relating to this matter which is part of notes payable and accrued interest in the accompanying balance sheet as of  March 31, 2011, and December 31, 2010.

c)
On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff’s Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449.  Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid.  In exchange, Plaintiff would release all of its claims against UDT.  As of March 31, 2011, $28,098 was due under the agreement which is included in the accounts payable in the accompanying balance sheet as of March 31, 2011.

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

e)
On June 24, 2010, Plaintiff Meyers Associates, L.P. commenced an action in the Supreme Court of the State of New York, New York County, entitled Meyers Associates, L.P. v. Universal Detection Technology ("UDT"), case No. 108321/10.  The complaint alleges breach of contract and damages related to performance by Meyers Associates, L.P. ("Meyers") of an investment banking services agreement dated December 22, 2005 and UDT's alleged failure to compensate Meyers for such services under the terms of the agreement. Plaintiff seeks damages in the amount of approximately $116,000 plus an award of court costs and attorneys fees.  In October 2010, Plaintiff filed a Notice of Motion for Default Judgment against UDT and filed a Request for Judicial Intervention in connection therewith. The Company has not received any further communication regarding this action and does not know if a default judgment was granted.

f)
On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against UDT and our CEO, Jacques Tizabi, as a result of a personal guarantee. UDT and our CEO dispute that the fees are owed and intends to oppose the suit.  On December 15, 2010, Defendants filed an Answer which asserts several defenses. The parties have exchanged initial disclosures, and the matter has been set for trial commencing on December 5, 2011. Formal discovery has not yet commenced.

From time to time, the Company is a party to a number of lawsuits arising in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s operations, cash flows or financial position.

NOTE 5- STOCKHOLDERS’ EQUITY

During the three month period ended March 31, 2011, the Company entered various agreements to convert $196,833 of indebtedness into 1,437,180,095 shares of common stock.  The fair market value of the stock on the date of agreement was $702,255.  The Company recorded a loss on settlement of debt of $505,422.

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

Warrants:

There were no warrants granted during the three month period ended March 31, 2011.

Options:

The Company adopted ASC 718 (previously SFAS No. 123-R) effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the three months ended March 31, 2010, includes compensation expense for all stock-based compensation awards vested during the three months ended March 31, 2010, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of ASC 718, no expense has been recorded during the three month period ended March 31, 2011.

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

Common stock purchase options and warrants consisted of the following as of March 31, 2011.

Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, December 31, 2010	539,750	$2 to $66	$-
Granted	-		-
Exercised	-		-
Expired	(500,000)	$2	-
Outstanding and exercisable, March 31, 2011	39,750	$60 to $66	$-

Warrants:
Outstanding and exercisable, December 31, 2010	-	N/A	$-
Granted	-		-
Exercised	-		-
Expired	-		-
Outstanding and exercisable, March 31, 2011	-	N/A	$-

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, the Company borrowed an aggregate of $51,158 in principal with no interest due and repaid $2,000 in principal payments to its president and CEO.  As of March 31, 2011, $389,233 in principal and $827 in interest was due.

During the year ended December 31, 2010, the Company borrowed a total of $318,828 from its president and chief executive officer under various written and oral promissory note agreements executed by the Company.  The notes had interest rates ranging from 0% to12%.  The Company repaid notes totaling $20,826 and interest of $526. As of December 31, 2010, $340,074 in principal and $639 in interest was due.

NOTE 7 - SUBSEQUENT EVENTS

During April 2011, the Company entered in various agreements to covert outstanding debt to 339,811,320 shares of common stock valued at approximately $373,792.

During May 2011, the Company issued an aggregate of 43,750,000 shares of common stock to employees for services rendered valued at approximately $30,625.

During May 2011, the Company issued 89,542,482 shares of its common stock as payment of professional fees for an aggregate price of $71,634.

During April and May 2011, the Company borrowed an aggregate of  $100,643 in principal with not interest due and repaid $42,800 in principal payments to its president and CEO.

ITEM 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following management’s discussion and analysis, and other reports filed by the registrant from time to time with the Securities and Exchange Commission (collectively the “filings”) contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations.

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

OVERVIEW

Universal Detection Technology (the "Company," “UDT” or "We") is engaged in the marketing and resale of detection devices for chemical, biological, radiological, nuclear, and explosive (CBRNE) threats. Through agreements with various third parties, we supply bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, mold detection kits, chemical detection equipment, radiation detection systems, and counter-terrorism training references.

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

In the first quarter of 2011 we realized revenues of $2,305 from sales. We have incurred losses for the three months ended March 31, 2011 and 2010 in the approximate amounts of $704,400 and $586,483, respectively, and have an accumulated deficit of $46.1 million as of March 31, 2011. At March 31, 2011, we were in default on certain debt obligations totaling approximately $428,240, in addition to accumulated interest of approximately $672,383. We require approximately $4 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

General and Administrative Expenses; Selling Expenses

During the three months ended March 31, 2011 we spent an aggregate of $170,052 on selling, general and administrative expenses and marketing expenses. This amount represents a 46.6% decrease over the comparable prior year period. The decrease is principally attributable to a decrease in compensation expenses.

Working Capital Deficit

Our working capital deficit at March 31, 2011, was $4,577,139. Our independent auditors' report dated April 15, 2011, which is included in our Annual Report on Form 10-K for the year ended December 31, 2010, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2010. We will require approximately $4 million to repay indebtedness in the next 12 months. We can make no assurances that such amount will be available to the Company.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

Revenue.  Total revenue for the three months ended March 31, 2011 was $2,305, as compared to revenue of $1,958 for the same period in the prior fiscal year, an increase of $347.  The increase is primarily due to an increased number of detection unit sales.

Operating Expenses. Total operating expenses for the three months ended March 31, 2011 were $171,974, as compared to total operating expenses of $321,184 for the three months ended March 31, 2010, representing a decrease of $149,210.  Total selling, general and administrative expenses for the three months ended March 31, 2011 were $169,370 representing a decrease of $145,465 (46.2%) from $314,835 for the same period in the prior fiscal year. The decrease is principally attributable to a decrease in stock based compensation.

Other income (expense). Other income (expense) amounted to ($532,806) for the three months ended March 31, 2011 as compared to ($266,109) for the corresponding period of the prior year.  The increased expense is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the three months ended March 31, 2011 was $704,400, as compared to a net loss of $586,483 for the same period in the prior fiscal year, representing an increased loss of $117,917.  The primary reasons for this change are a decrease in stock based compensation and an increase in loss recognized on the settlement of shares issued for debt.

LIQUITY AND CAPITAL RESOURCES

We require approximately $4 million to repay debt in the next 12 months. We do not anticipate that our cash on hand or anticipated revenues from operations will be adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that uses of our available capital during the next 12 months principally will be for:

•         administrative expenses, including salaries of officers and other employees we plan to hire;

•         repayment of debt;

•         sales and marketing;

•         product development, testing and manufacturing; and

•         expenses of professionals, including accountants and attorneys.

Our working capital deficit at March 31, 2011 was $4,577,139.  Our independent auditors’ report dated April 15, 2011, which is included in our Annual Report on Form 10-K for the year ended December 31, 2010, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2010.  We require approximately $4 million to repay indebtedness including interest in the next 12 months.

The following provides principal terms of our outstanding debt as of March 31, 2011:

o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes.  As of March 31, 2011, we have $572,140 accrued for including interest relating to this matter.

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2011, there was $161,000 principal amount (and $99,774 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2011, there was $71,500 principal amount (and $34,709 in interest). We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum.  As of March 31, 2011, we owed $61,500 in interest.  We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due June 27, 2007 with an interest rate of 12.5% per annum.  As of March 31, 2011, we owed $719 in interest.  We did not make our scheduled payment on June 27, 2007.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,000 due on January 9, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $240 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $8,000 due on January 13, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $480 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $5,000 due on January 16, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $5,000 in principal and $1,350 in interest.  We did not make our scheduled payment on January 16, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on February 11, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $390 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,000 due on February 20, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $360 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on February 11, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $510 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $9,940 in principal and $2,386 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $1,638 in principal and $393 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $1,420 in principal and $341 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,500 due on April 16, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $375 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,475 due on April 23, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $134 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,000 due on May 1, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $540 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on May 6, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $75 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,677 due on June 16, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $410 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,940 due on June 9, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $7,940 in principal and $3,837 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 24, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance owed $900 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on September 10, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $27,000 in principal and $7,073 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $10,000 due on September 15, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $300 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $29,920 due on August 12, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $898 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,940 due on July 23, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $1,556 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $776 in principal and $147 in interest.  We did not make our scheduled payment on September 3, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $45,000 due on November 2, 2009 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $32,000 in principal and $7,710 in interest.  We did not make our scheduled payment on November 2, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on October 15, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $1,130 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 27, 2009 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $50,000 in principal and $8,500 in interest.  We did not make our scheduled payment on November 27, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on December 23, 2009 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $90,000 in principal and $14,400 in interest.  We did not make our scheduled payment on December 23, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on January 16, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $8,500 in principal and $3,380 in interest.  We did not make our scheduled payment on January 16, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,000 due on May 4, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $6,500 in principal and $2,725 in interest.  We did not make our scheduled payment on May 4, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on March 26, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $13,500 in principal and $3,405 in interest.  We did not make our scheduled payment on March 26, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $31,000 due on May 17, 2010 with a late charge of 15% per annum.  As of March 31, 2011, we owed $2,000 in principal and $4,710 in late charge.  We did not make our scheduled payment on May 17, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on May 12, 2011 with an interest rate of 12.0% per annum.  As of March 31, 2011, we paid off the principal balance and owed $2,100 in interest.

o One loan from our president & Chief Executive Officer (“CEO”) evidenced by a promissory note in the aggregate principal amount of $275 due on September 14, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $275 in principal and $65 in interest.  We did not make our scheduled payment on September 14, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from our president and CEO evidenced by a promissory note in the aggregate principal amount of $506 due on October 6, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $506 in principal and $78 in interest.  We did not make our scheduled payment on October 6, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from our president and CEO evidenced by a promissory note in the aggregate principal amount of $174 due on October 8, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $174 in principal and $47 in interest.  We did not make our scheduled payment on October 8, 2010, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from our president and CEO evidenced by a promissory note in the aggregate principal amount of $5,318 due on March 30, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2011, we owed $5,318 in principal and $638 in interest.  We did not make our scheduled payment on March 30, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. During the three months ended March 31, 2011, we have entered into agreements to convert 1,437,180,095 shares of common stock valued at $702,255. From time to time, our president and CEO loans funds to us in order to help meet our immediate cash needs.

During the three months ended March 31, 2011, the Company borrowed a total of $ 51,158  from its president and chief executive officer under various written and oral agreements by the Company.  The loans have interest rates ranging from 0% to 15%.  The Company repaid notes totaling $2,000. As of March 31, 2011, $389,232 in principal and $827 in interest was due.

For the period from April 1, 2011 through May 12, 2011, the president and chief executive officer for the Company had advanced $ 100,643 to the Company for expenses.  The Company repaid $42,800 to its president and chief executive officer for the period.  As of May 12, 2011, $ 447,075 in principal and $ 827 in interest was due to the president and chief executive officer for various promissory note agreements executed by the Company and for advances expenses.  The notes had interest rates ranging from 0% to 15%.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Additional Disclosure Concerning Controls and Procedures.

We currently believe that the Company has material weaknesses in its disclosure controls and procedures. We will continue to work in the coming weeks and months to address such weaknesses. We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to make changes in our internal control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) could be significant and still we may not achieve significant improvements in our internal controls and procedures. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the accuracy and timeliness of the filing of our annual and periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

PART II
OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

On June 24, 2010, Plaintiff Meyers Associates, L.P. commenced an action in the Supreme Court of the State of New York, New York County, entitled Meyers Associates, L.P. v. Universal Detection Technology ("UDT"), case No. 108321/10.  The complaint alleges breach of contract and damages related to performance by Meyers Associates, L.P. ("Meyers") of an investment banking services agreement dated December 22, 2005 and UDT's alleged failure to compensate Meyers for such services under the terms of the agreement. Plaintiff seeks damages in the amount of approximately $116,000 plus an award of court costs and attorneys fees.  In October 2010, Plaintiff filed a Notice of Motion for Default Judgment against UDT and filed a Request for Judicial Intervention in connection therewith. The Company has not received any further communication regarding this action and does not know if a default judgment was granted.

ITEM 1A.                   RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2011, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

•
During the three months ended March 31, 2011, we entered into agreements to issue 1,437,180,095 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $702,255 as follows:

o
On January 6, 2011, we issued 110,000,000 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $11,000.  The price per share of the conversion was $0.0004.

o
On January 12, 2011, we issued 110,000,000 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $11,000.  The price per share of the conversion was $0.0004.

o
On January 31, 2011, we issued 330,000,000 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $49,500.  The price per share of the conversion was $0.0005.

o
On February 15, 2011, we issued 130,925,925 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $35,350.  The price per share of the conversion was $0.0007.

o
On February 23, 2011, we issued 256,786,094 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $35,930.  The price per share of the conversion was $0.0005.

o
On March 9, 2011, we issued 396,868,076 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $43,793.  The price per share of the conversion was $0.0005.

o
On January 10, 2011, we entered into an agreement to issue 102,600,000 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $10,260.  The price per share of the conversion was $0.0001.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

We have defaulted upon the following senior securities:

•
One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make scheduled payments and are in default of these notes. As of March 31, 2011, we have $572,140 accrued for including interest relating to this matter.

•
One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2011, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of March 31, 2011, we owed $99,774 in interest on this note.

•
One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2011, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of March 31, 2011, we owed $34,709 in interest on this note.

ITEM 4.                      REMOVED AND RESERVED

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit List

Exhibit Number	Description

3.1	Articles of Incorporation of Universal Detection Technology, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2011).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 15, 2002).
4.1	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 31, 2005).
4.2	2006 Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-131783) filed on February 13, 2006).
4.3	2006 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-135507) filed on June 30, 2006).
4.4	2006-II Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-138923) filed on November 22, 2006).
4.5	2007 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-142158) filed on April 17, 2007).
4.6	2007 Equity Incentive Plan (effective May 30, 2007) (incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 6, 2007).
4.7	2007 Equity Incentive Plan (effective June 21, 2007) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-144084) filed on June 27, 2007).
4.8	2007-2 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-144583) filed on July 13, 2007).
4.9	2007-3 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-146438) filed on October 2, 2007).

Exhibit Number	Description

4.10	2007-4 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-147097) filed on November 2, 2007).
4.11	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-149169) filed on February 11, 2008).
4.12	2008 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-150400) filed on May 27, 2008).
4.13	2008 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-152297) filed on July 11, 2008).
4.14	2008 Equity Incentive Plan IV (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-153371) filed on September 8, 2008).
4.15	2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-157461) filed on February 23, 2009).
4.16	2009 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-159289) filed on May 15, 2009).
4.17	2009 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-162963) filed on November 6, 2009).
4.18	2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-174010) filed on May 6, 2011).
10.1	Form of Note Conversion Agreement*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2011	UNIVERSAL DETECTION TECHNOLOGY

	By:	/s/ Jacques Tizabi
Jacques Tizabi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)