Form 10-Q
period 2011-06-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2011-08-22
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes   [X]       No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of August 22, 2011, there were 6,086,829,054 shares of common stock outstanding.

 FORM 10-Q

 PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2011, AND DECEMBER 31, 2010
(UNAUDITED)

ASSETS	As of
	June 30, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$15,032	$987
Accounts Receivable,net	1,099	1,099
Inventory, net	5,556	936
Prepaid expenses	52,447	-
Total current assets	74,134	3,022

Deposits	21,300	21,300
Equipment, net	2,732	5,451

Total assets	$98,166	$29,773

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade	$1,206,647	$1,189,824
Accrued liabilities	592,589	635,761
Unearned Revenue	60,888	-
Accrued payroll - officers	942,945	783,410
Notes payable - related party	528,999	340,074
Notes payable	516,514	874,394
Shares to be issued	154,048	-
Accrued interest expense	757,165	725,692

Total current liabilities	4,759,795	4,549,155

Long term notes payable	25,000	-

Total liabilities	4,784,795	4,549,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, no par value, 20,000,000,000 shares authorized, 4,772,514,316 and 2,253,029,102 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	37,111,928	35,601,080
Additional paid-in-capital	5,313,089	5,313,089
Accumulated deficit	(47,111,646)	(45,433,551)

Total stockholders' deficit	(4,686,629)	(4,519,382)

Total liabilities and stockholders' deficit	$98,166	$29,773

See accompanying notes to the unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	For the six months ended June 30,
	2011	2010

REVENUE, NET	$32,813	$3,057
COST OF GOODS SOLD	36,483	2,150

GROSS PROFIT	(3,670)	907

OPERATING EXPENSES:
Selling, general and administrative	517,252	591,920
Marketing	18,325	60,996
Depreciation and amortization	2,719	5,668

Total expenses	538,296	658,584

LOSS FROM OPERATIONS	(541,966)	(657,677)

OTHER INCOME (EXPENSE):
Interest expense	(50,301)	(82,136)
Other income	-	7,500
Loss on settlement of debt	(1,085,826)	(478,727)

Total other expenses	(1,136,127)	(553,363)

NET LOSS	$(1,678,093)	$(1,211,040)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.0005)	$(0.0010)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,531,225,815	1,214,409,060

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	For the three months ended June 30,
	2011	2010

REVENUE, NET	$30,508	$1,099
COST OF GOODS SOLD	34,558	1,002

GROSS PROFIT	(4,050)	97

OPERATING EXPENSES:
Selling, general and administrative	347,882	277,085
Marketing	17,643	57,611
Depreciation and amortization	797	2,704

Total expenses	366,322	337,400

LOSS FROM OPERATIONS	(370,372)	(337,303)

OTHER INCOME (EXPENSE):
Interest expense	(22,917)	(40,002)
Other income	-	3,750
Loss on settlement of debt	(580,404)	(251,002)

Total other expenses	(603,321)	(287,254)

NET LOSS	$(973,693)	$(624,557)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.0002)	$(0.0005)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,124,759,512	1,343,232,457

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,678,093)	$(1,211,040)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	50,312	298,583
Loss on settlement of debt	1,085,826	478,727
Depreciation	2,719	5,668
Changes in operating assets and liabilities:
Inventory	(4,620)	-
Accounts receivable	-	335
Prepaid expenses	(52,447)	(67,144)
Stock to be issued	154,048	-
Unearned Revenue	60,888	-
Accounts payable and accrued liabilities	183,487	240,101

Net cash used in operating activities	(197,880)	(254,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	-	(3,012)

Net cash (used) provided by investing activities	-	(3,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party	256,475	155,923
(Payments on)/proceeds from notes payable	23,000	119,000
Payments on notes payable - related party	(67,550)	(13,326)

Net cash provided by financing activities	211,925	261,597

NET DECREASE IN CASH AND CASH EQUIVALENTS	14,045	3,815

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	987	1,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,032	$5,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax	$3,200	$-
Interest Paid	$-	$526

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for settlement of debt and accrued interest	$1,309,756	$761,310

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Universal Detection Technology and Subsidiaries, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-Q and Item 310 of Regulation S-K, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

As of June 30, 2011, the Company had a working capital deficit of $4,685,661 and an accumulated deficit of $47,111,646. The Company incurred a net loss of $1,678,093 for the six month period ended June 30, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the first six months of 2011, the Company sold detection kits under various purchase agreements for $32,813. The Company also entered into various agreements to issue 2,203,368,827 shares of its common stock to third parties in order to convert outstanding debt to the respective parties.  The value of the stock issued in consideration for the debt conversion was $1,309,756.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

As of June 30, 2011 and December 31, 2010, the Company had total unearned revenue of $60,888 and $0 respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to fair value measurements and disclosures to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance which amends existing guidance related to the presentation of comprehensive income. This guidance (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or affect how earnings per share is calculated or presented. This guidance is effective for interim reporting periods and fiscal years beginning after December 15, 2011 and will be applied on a retrospective basis for all periods presented. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 3 – NOTES PAYABLE

During the six month period ended June 30, 2011, the Company borrowed an aggregate of $25,000 from third parties under various promissory note agreements.  The promissory notes all bear interest at 12.0% per annum, and are due on or before April 14, 2014.  No principal or interest payments have been made on these notes. As of June 30, 2011 and December 31, 2010, the Company had total notes payable of $1,070,512 and $1,214,467 respectively.

The interest expense on these notes payable for the six months ended June 30, 2011 and 2010 was $49,927 and $79,220, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company was involved in the following litigations:

a)
On May 15, 2002, Walt Disney World Co. commenced action in the Los Angeles Superior Court against the Company and a former wholly-owned subsidiary (WALT DISNEY WORLD CO. V. POLLUTION RESEARCH AND CONTROL CORP. AND DASIBI ENVIRONMENTAL CORP. (Case No. BC 274013 Los Angeles Superior Court) for amounts due in connection with unpaid rent. A judgment was entered for $411,500. No amounts have been paid in connection with the judgment. As of June 30, 2011, $411,500 has been accrued.

b)
A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes.  On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”).  On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006.  The Company has accrued for this settlement.  The Company entered into a settlement agreement in the third quarter of 2004 with each of these three parties.  Pursuant to this agreement, at June 30, 2005, the Company was required to pay an additional $80,000 as full payment of our obligations.  The Company did not make this payment and are in default of these notes.  As of June 30, 2011 and December 31, 2010, the Company has $584,967 and $559,303, respectively, accrued for including interest relating to this matter which is part of notes payable and accrued interest in the accompanying balance sheet as of  June 30, 2011, and December 31, 2010.

c)
On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff’s Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449.  Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid.  In exchange, Plaintiff would release all of its claims against UDT.  As of June 30, 2011, $28,098 was due under the agreement and is included in the accounts payable in the accompanying balance sheet as of June 30, 2011.

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
June 30, 2011

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

f)
On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties have exchanged initial disclosures, and the matter has been set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs.  The cash payments will be made in equal monthly payments over 7 months commencing on August 31, 2011.  In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms.

From time to time, the Company is a party to a number of lawsuits arising in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s operations, cash flows or financial position.

NOTE 5- STOCKHOLDERS’ EQUITY

During the six month period ended June 30, 2011, the Company issued an aggregate of 211,250,000 shares of common stock to employees for services rendered to the Company.  The Company recorded the expense at the fair market value of the shares of $123,125.

During the six month period ended June 30, 2011, the Company ratified stock issuances of  111,411,762 shares of common stock as payment of consulting or other professional fees for an aggregate amount of $81,235.  The Company issued 104,875,815 shares of the common stock for an aggregate amount of $77,967 during the six month period.  As of June 31, 2011, 6,535,947 shares of common stock valued at $3,268 remain to be issued for payment of consulting or other professional fees.

During the six month period ended June 30, 2011, the Company entered various agreements to convert $374,711 of debt and accrued interest into 2,505,968,827 shares of common stock.  The fair market value of the stock on the date of agreement and issuances was $1,460,536.  The company recorded a loss on settlement of debt of $1,085,825.  During the six month period ended June 30, 2011, the Company issued 2,203,368,827 shares relating to the agreements, and 302,600,000 shares were reported on the balance sheet as shares to be issued.  The fair market value of the issued shares was $1,309,756, and the fair market value of the pending shares on the dates of the agreements was $150,780.

COMMON STOCK PURCHASE WARRANTS AND OPTIONS

From time to time, the Company issues options and warrants as incentives to employees, officers and directors, as well as to non-employees.  No options or warrants have been issued for the six months ended June 30, 2011.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

STOCK OPTION PLAN

On February 11, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (“the Plan”). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 300,000,000 shares of common stock for awards to be made under the Plan. 299,991,072 shares reserved under this plan have been issued.

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

On May 6, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan (The “Plan”.) The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 600,000,000 shares of its common stock for awards to be made under the Plan. 316,125,815 of the shares under this plan have been issued.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Warrants:

There were no warrants granted during the six month period ended June 30, 2011.

Common stock purchase options and warrants consisted of the following as of June 30, 2011:

		Weighted Average	Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, December 31, 2010	539,750	$2 to $66	$-
Granted	-		-
Exercised	-		-
Expired	(500,000)	$2	-
Outstanding and exercisable, June 30, 2011	39,750	$60 to $66	$-

Warrants:
Outstanding and exercisable, December 31, 2010	-	N/A	$-
Granted	-		-
Exercised	-		-
Expired	-		-
Outstanding and exercisable, June 30, 2011	-	N/A	$-

Options:

The Company adopted ASC 718 (previously SFAS No. 123-R) effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the six months ended June 30, 2011, includes compensation expense for all stock-based compensation awards vested during the six months ended June 30, 2011, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of ASC 718, no expense has been recorded during the six month period ended June 30, 2011.

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

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, the Company borrowed an aggregate of $256,475 in principal with no interest due and repaid $67,550 in principal payments to its president and CEO.  As of June 30, 2011, $528,998 in principal and $1,016 in interest was due.

During the year ended December 31, 2010, the Company borrowed a total of $318,828 from its president and chief executive officer under various written promissory note agreements executed by the Company and under oral agreements.  The agreement and notes had interest rates ranging from 0% to 12%.  The Company repaid notes totaling $20,826 and interest of $526 to its president and chief executive officer. As of December 31, 2010, $340,074 in principal and $639 in interest was due to its president and chief executive officer.

NOTE 7 - SUBSEQUENT EVENTS

During July 2011, the Company issued 200,000,000 shares of common stock valued at approximately $120,000 to convert outstanding debt.

During July 2011, the Company issued an aggregate of 43,750,000 shares of common stock to employees for services rendered valued at approximately $26,250.

During July 2011, the Company issued 31,535,947 shares of its common stock as payment of professional fees for an aggregate price of $15,768.

On July 27, 2011, the Company issued 500,000,000 shares of Common Stock to its president and chief executive officer in conversion and in full satisfaction of accrued but unpaid salary owed to him in the amount of $200,000.

In July 2011, the Company executed a promissory note in the aggregate principal amount of $40,000 payable to an unrelated party.  The promissory note bears interest at 12.0% per annum, due July 25, 2014.

In August 2011, the Company executed a promissory note in the aggregate principal amount of $50,000 payable to an  unrelated party.  The promissory note bears interest at 12.0% per annum, due August 8, 2014.

In August 2011, the Company issued 90,000,000 shares of common stock to AJ Robbins, P.C. pursuant to the settlement agreement dated August 3, 2011.  The value of the stock on the date of the agreement was approximately $36,000.

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

In the second quarter of 2011 we realized revenues of $30,508 from sales. We have incurred losses for the three months ended June 30, 2011 and 2010 in the approximate amounts of $973,693and $624,557, respectively, and have an accumulated deficit of $47.1 million as of June 30, 2011. At June 30, 2011, we were in default on certain debt obligations totaling approximately $428,240, in addition to accumulated interest of approximately $691,837. We require approximately $4.8 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

General and Administrative Expenses; Selling Expenses

During the three months ended June 30, 2011 we spent an aggregate of $365,525 on selling, general and administrative expenses and marketing expenses. This amount represents a 9.3% increase over the comparable prior year period. The increase is principally attributable to an increase in compensation expenses.

During the six months ended June 30, 2011 we spent an aggregate of $535,577 on selling, general and administrative expenses and marketing expenses. This amount represents an 18% decrease over the comparable prior year period. The decrease is principally attributable to a decrease in compensation expenses.

Working Capital Deficit

Our working capital deficit at June 30, 2011, was $4,685,661. Our independent auditors' report dated April 15, 2011, which is included in our Annual Report on Form 10-K for the year ended December 31, 2010, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2010. We will require approximately $4.8 million to repay indebtedness in the next 12 months. We can make no assurances that such amount will be available to the Company.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010.

Revenue.  Total revenue for the three months ended June 30, 2011 was $30,508, as compared to revenue of $1,099 for the same period in the prior fiscal year, an increase of $29,409.  The increase is primarily due to an increased number of detection unit sales.

Operating Expenses. Total operating expenses for the three months ended June 30, 2011 were $366,322, as compared to total operating expenses of $337,400 for the three months ended June 30, 2010, representing an increase of $28,922.  Total selling, general and administrative expenses including marketing expenses for the three months ended June 30, 2011 were $365,525 representing an increase of $30,829 (9.3%) from $334,696 for the same period in the prior fiscal year. The increase is principally attributable to an increase in stock based compensation.

Other income (expense). Other income (expense) amounted to ($603,321) for the three months ended June 30, 2011 as compared to ($287,254) for the corresponding period of the prior year.  The increased expense is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the three months ended June 30, 2011 was $973,693, as compared to a net loss of $624,557 for the same period in the prior fiscal year, representing an increased loss of $349,136.  The primary reasons for this change are an increase in stock based compensation and an increase in loss recognized on the settlement of shares issued for debt.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010.

Revenue.  Total revenue for the six months ended June 30, 2011 was $32,813, as compared to revenue of $3,057 for the same period in the prior fiscal year, an increase of $29,756. The increase is primarily due to an increased number of detection unit sales.

Operating Expenses. Total operating expenses for the six months ended June 30, 2011 were $538,296  representing a decrease of $120,288.  Total selling, general and administrative expenses including marketing expenses for the six months ended June 30, 2011 were $535,577 representing a decrease of $117,339 (18%) as compared to the same period in the prior fiscal year. These decreases are principally attributable to an increase in stock based compensation and a decrease in marketing expense.

Other income(expense). Other income (expense) amounted to ($1,136,127) for the six months ended June 30, 2011 as compared to ($553,363) for the corresponding period of the prior year.  The increased expense is principally related the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the six months ended June 30, 2011 was $1,678,093, as compared to a net loss of $1,211,040 for the same period in the prior fiscal year, representing an increased loss of $467,053.  The primary reasons for this are increases in stock based compensation and loss recognized on the settlement of shares issued for debt, and decrease in marketing expense.

LIQUITY AND CAPITAL RESOURCES

We require approximately $4.8 million to repay debt in the next 12 months. We do not anticipate that our cash on hand or anticipated revenues from operations will be adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that uses of our available capital during the next 12 months principally will be for:

•	administrative expenses, including salaries of officers and other employees we plan to hire;

•	repayment of debt;

•	sales and marketing;

•	product development, testing and manufacturing; and

•	expenses of professionals, including accountants and attorneys.

Our working capital deficit at June 30, 2011 was $4,685,661.  Our independent auditors’ report dated April 15, 2011, which is included in our Annual Report on Form 10-K for the year ended December 31, 2010, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2010.  We require approximately $4.8 million to repay indebtedness including interest in the next 12 months.

The following provides principal terms of our outstanding debt as of June 30, 2011:

•
One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes.  As of June 30, 2011, we have $584,967 accrued for including interest relating to this matter.

•
One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2011, there was $161,000 principal amount (and $103,401 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

•
One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2011, there was $71,500 principal amount (and $34,709 in interest). We did not make our scheduled payment under this note in July 2005, and are in default of this note.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum.  As of June 30, 2011, we owed $64,500 in interest.  We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due June 27, 2007 with an interest rate of 12.5% per annum.  As of June 30, 2011, we owed $765 in interest.  We did not make our scheduled payment on June 27, 2007.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,000 due on January 9, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $240 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $8,000 due on January 13, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $480 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $5,000 due on January 16, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we owed $5,000 in principal and $1,500 in interest.  We did not make our scheduled payment on January 16, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on February 11, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $390 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,000 due on February 20, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $360 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on February 11, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $510 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we owed $9,940 in principal and $2,684 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we owed $1,638 in principal and $442 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we owed $1,420 in principal and $383 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,500 due on April 16, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $375 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,475 due on April 23, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $134 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,000 due on May 1, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $540 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on May 6, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $75 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,677 due on June 16, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $410 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,940 due on June 9, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $1,375 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 24, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance owed $900 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on September 10, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2011, we owed $27,000 in principal and $7,883 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $10,000 due on September 15, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $300 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $29,920 due on August 12, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $898 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,940 due on July 23, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $1,556 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we owed $776 in principal balance and $171 in interest.  We did not make our scheduled payment on September 3, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $45,000 due on November 2, 2009 with an interest rate of 12.0% per annum.  As of June 30, 2011, we owed $32,000 in principal and $8,670 in interest.  We did not make our scheduled payment on November 2, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on October 15, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $1,130 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 27, 2009 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $4,500 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on December 23, 2009 with an interest rate of 12.0% per annum.  As of June 30, 2011, we owed $90,000 in principal and $14,670 in interest.  We did not make our scheduled payment on December 23, 2009.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on January 16, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $1,755 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,000 due on May 4, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $1,575 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on March 26, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $2,205 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $31,000 due on May 17, 2010 with a late charge of 15% per annum.  As of June 30, 2011, we paid off the principal balance and owed $4,710 in late charge.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on May 12, 2011 with an interest rate of 12.0% per annum.  As of June 30, 2011, we paid off the principal balance and owed $2,100 in interest.

•
One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on April 14, 2014 with an interest rate of 12.0% per annum.  As of June 30, 2011, we owed $25,000 in principal and $625 in interest.

•
One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $275 due on September 14, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we owed $275 in principal and $73 in interest.  We did not make our scheduled payment on September 14, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $506 due on October 6, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we owed $506 in principal and $93 in interest.  We did not make our scheduled payment on October 6, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $174 due on October 8, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we owed $174 in principal and $52 in interest.  We did not make our scheduled payment on October 8, 2010, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $5,318 due on March 30, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2011, we owed $5,318 in principal and $798 in interest.  We did not make our scheduled payment on March 30, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•
One non-interest bearing loan from the President and CEO for unpaid reimbursements.  During the six months ended June 30, 2011, we borrowed an aggregate of $256,475 in principal and repaid $67,550 in principal payments.  As of June 30, 2011, we owed $522,726 in principal.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. During the six months ended June 30, 2011, we have entered into agreements to convert $334,450 of debt into 2,203,368,827 shares of common stock valued at $1,309,756.

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

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties have exchanged initial disclosures, and the matter has been set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs.  The cash payments will be made in equal monthly payments over 7 months commencing on August 31, 2011.  In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms.

ITEM 1A.    RISK FACTORS

Not Applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2011, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

•
During the three months ended June 30, 2011, we entered into agreements to issue 868,788,732 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $638,281 as follows:

o
On April 20, 2011, we issued 169,811,320 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $186,792.  The price per share of the conversion was $0.0011.

o
On April 20, 2011, we issued 170,000,000 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $187,000.  The price per share of the conversion was $0.0011.

o
On June 2, 2011, we issued 115,584,555 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $57,792.  The price per share of the conversion was $0.0005.

o
On June 2, 2011, we issued 144,642,857 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $72,321.  The price per share of the conversion was $0.0005.

o
On June 2, 2011, we issued 85,000,000 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $42,500.  The price per share of the conversion was $0.0005.

o
On June 2, 2011, we issued 183,750,000 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $91,875.  The price per share of the conversion was $0.0005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted upon the following senior securities:

•
One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make scheduled payments and are in default of these notes. As of June 30, 2011, we have $584,967 accrued for including interest relating to this matter.

•
One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2011, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of June 30, 2011, we owed $103,401 in interest on this note.

•
One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2011, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of June 30, 2011, we owed $34,709 in interest on this note.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.   OTHER INFORMATION

None

ITEM 6.      EXHIBITS

Exhibit List

Exhibit Number	Description
3.1	Articles of Incorporation of Universal Detection Technology, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2011).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 15, 2002).
4.1	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 31, 2005).
4.2	2006 Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-131783) filed on February 13, 2006).
4.3	2006 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-135507) filed on June 30, 2006).
4.4	2006-II Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-138923) filed on November 22, 2006).
4.5	2007 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-142158) filed on April 17, 2007).
4.6	2007 Equity Incentive Plan (effective May 30, 2007) (incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 6, 2007).
4.7	2007 Equity Incentive Plan (effective June 21, 2007) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-144084) filed on June 27, 2007).
4.8	2007-2 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-144583) filed on July 13, 2007).
4.9	2007-3 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-146438) filed on October 2, 2007).
4.10	2007-4 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-147097) filed on November 2, 2007).
4.11	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-149169) filed on February 11, 2008).
4.12	2008 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-150400) filed on May 27, 2008).
4.13	2008 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-152297) filed on July 11, 2008).
4.14	2008 Equity Incentive Plan IV (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-153371) filed on September 8, 2008).
4.15	2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-157461) filed on February 23, 2009).
4.16	2009 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-159289) filed on May 15, 2009).
4.17	2009 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-162963) filed on November 6, 2009).
4.18	2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-174010) filed on May 6, 2011).
10.1	Form of Note Conversion Agreement*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DETECTION TECHNOLOGY

Dated: August 22, 2011	By:	/s/ Jacques Tizabi
Jacques Tizabi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)