Form 10-Q
period 2011-09-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2011-11-16
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of November 14, 2011, there were 6,932,515,157 shares of common stock outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011, AND DECEMBER 31, 2010
(UNAUDITED)

	As of
	September 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$63,292	$987
Accounts Receivable,net	1,099	1,099
Inventory, net	17,088	936
Total current assets	81,479	3,022

Deposits	21,300	21,300
Equipment, net	3,776	5,451

Total assets	$106,555	$29,773

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade	$1,134,104	$1,189,824
Accrued liabilities	630,253	635,761
Unearned Revenue	49,661	-
Accrued payroll - officers	812,071	783,410
Notes payable - related party	520,372	340,074
Notes payable	460,214	874,394
Shares to be issued	30,780	-
Accrued interest expense	769,781	725,692

Total current liabilities	4,407,236	4,549,155

Long term notes payable	150,000	-

Total liabilities	4,557,236	4,549,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, no par value, 20,000,000,000 shares authorized, 6,526,121,983 and 2,253,029,102 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	37,854,870	35,601,080
Additional paid-in-capital	5,313,089	5,313,089
Accumulated deficit	(47,618,640)	(45,433,551)

Total stockholders' deficit	(4,450,681)	(4,519,382)

Total liabilities and stockholders' deficit	$106,555	$29,773

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the nine months ended September 30,
	2011	2010

REVENUE, NET	$146,332	$4,878
COST OF GOODS SOLD	144,960	3,607

GROSS PROFIT	1,372	1,271

Selling, general and administrative	825,518	1,021,180

Total expenses	825,518	1,021,180

LOSS FROM OPERATIONS	(824,146)	(1,019,909)

OTHER INCOME (EXPENSE):
Interest expense	(73,980)	(121,685)
Other income	42,500	11,250
Loss on settlement of debt	(1,329,461)	(533,405)

Total other expenses	(1,360,941)	(643,840)

NET LOSS	$(2,185,087)	$(1,663,749)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.0005)	$(0.0013)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,341,570,500	1,305,048,817

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the three months ended September 30,
	2011	2010

REVENUE, NET	$113,519	$1,821
COST OF GOODS SOLD	108,477	1,457

GROSS PROFIT	5,042	364

Selling, general and administrative	287,223	362,596

Total expenses	287,223	362,596

LOSS FROM OPERATIONS	(282,181)	(362,232)

OTHER INCOME (EXPENSE):
Interest expense	(23,679)	(39,549)
Other income	42,500	3,750
Loss on settlement of debt	(243,635)	(54,678)

Total other expenses	(224,814)	(90,477)

NET LOSS	$(506,995)	$(452,709)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.0001)	$(0.0003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,772,523,744	1,483,372,687

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011		2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,185,087)	$(1,663,749)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services		73,396	125,276
Stock-based compensation		125,735	230,919
Loss on settlement of debt		1,329,461	533,405
Depreciation		3,110	8,375
Changes in operating assets and liabilities:
Inventory		(16,152)	3,178
Accounts receivable		-	(1,493)
Prepaid expenses		-	(617)
Unearned Revenue		49,661	-
Accounts payable and accrued liabilities		355,318	430,582

Net cash used in operating activities		(264,558)	(334,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		(1,435)	-
Decrease (increase) in restricted cash		-	(3,012)

Net cash (used) provided by investing activities		(1,435)	(3,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party		436,458	241,901
(Payments on)/proceeds from notes payable		148,000	112,000
Payments on notes payable - related party		(256,160)	(16,626)

Net cash provided by financing activities		328,298	337,275

NET INCREASE IN CASH AND CASH EQUIVALENTS		62,305	139

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		987	1,367

CASH AND CASH EQUIVALENTS, END OF PERIOD		$63,292	$1,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax		$3,200	$-
Interest Paid		$-	$526

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND
FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest		$1,740,755	$890,118
Shares issued for prepaid expenses	$		$88,000

See accompanying notes to unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Universal Detection Technology, a California corporation, primarily designs, manufactures and markets air pollution monitoring instruments. Beginning in 2002, the Company has focused its research and development efforts in developing a real time biological weapon detection device.

NOTE 2.  ACCOUNTING POLICIES

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2011 Form 10-K filed on April 15, 2011 with the U.S. Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of Universal Detection Technology and its wholly-owned subsidiaries Nutek, Inc. and Logan Medical Devices, Inc.. The two subsidiaries are currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $47,618,640 as of September 30, 2011, including a net loss of $506,995 and $2,185,087 during the three and nine-month periods ended September 30, 2011, respectively.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Management has taken certain steps to provide the Company with necessary capital to continue its operations. These steps include: 1) actively seeking additional funding in the form of unsecured indebtedness and 2) seeking to increase revenues from product sales.

During the first nine months of 2011, the Company sold detection kits under various purchase agreements for $146,332. The Company also entered into various agreements to issue 3,180,865,323 shares of its common stock to third parties in order to convert outstanding debt to the respective parties.  The value of the stock issued in consideration for the debt conversion was $1,740,755.

NOTE 4.  NOTES PAYABLE

During the nine-month period ended September 30, 2011, the Company borrowed an aggregate of $150,000 from third parties under various promissory note agreements.  The promissory notes all bear interest at 12.0% per annum, and are due on or before August 16, 2014.  No principal or interest payments have been made on these notes.  As of September 30, 2011 and December 31, 2010, the Company had total notes payable amounting to $1,130,585 and $1,214,467, respectively

The interest expense on these notes payable for the nine months ended September 30, 2011 and 2010 amounted to $73,980 and $121,685, respectively.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  EQUITY TRANSACTIONS

Issuance of Common Stock

During the nine month period ended September 30, 2011, the Company issued an aggregate of 351,250,000 shares of common stock to employees for current and past services rendered to the Company.  The fair market value of the shares issued to employees was determined to be $179,125, of which $50,389 was accrued as of December 31, 2010.  In addition, a total of 500,000,000 shares of common stock were issued to the Company’s president and CEO for past services.  The fair market value of the shares issued to the Company’s president and CEO was determined to be $200,000, the totality of which was accrued as of December 31, 2010.

The Company issued 240,986,926 shares of common stock for current and past consulting and other professional service fees for an aggregate amount of $133,912 during the nine month period ended September 30, 2011, of which $60,516 was accrued as of December 31, 2010.

During the nine month period ended September 30, 2011, the Company entered into various agreements to convert $442,073 of debt and accrued interest into 3,283,465,323 shares of common stock.  The fair market value of the stock on the dates of agreement was $1,771,535.  Accordingly, the Company recorded a related loss on settlement of debt of $1,329,461.  As of September 30, 2011, the Company had issued 3,180,865,323 of the shares relating to the agreements, while the balance of 102,600,000 shares were reported on the balance sheet as shares to be issued.  The fair market value of the issued shares was $1,740,755, and the fair market value of the pending shares on the date of the agreement was $30,780.

Stock Options

On February 11, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 300,000,000 shares of common stock for awards to be made under the 2008 Plan. 299,991,072 shares reserved under this plan have been issued.

On April 29, 2008, the Board of Directors adopted the 2008-2 Equity Incentive Plan (the “2008-2 Plan”). The 2008-2 Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 330,000,000 shares of common stock for awards to be made under the 2008-2 Plan. 326,854,165 of the shares reserved under this plan have been issued.

On July 1, 2008, the Board of Directors adopted the 2008-3 Equity Incentive Plan (the “2008-3 Plan”). The 2008-3 Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 2,500,000 shares of common stock for awards to be made under the 2008-3 Plan. 2,500,000 of the shares reserved under this plan have been issued.

On September 2, 2008, the Board of Directors adopted the 2008-4 Equity Incentive Plan (the “2008-4 Plan”). The 2008-4 Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 3,800,000 shares of common stock for awards to be made under the 2008-4 Plan. 3,800,000 of the shares reserved under this plan have been issued.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On February 15, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are no it connection with the offer and sale of securities in a capital raising transactions. The company initially reserved 10,000,000 shares of its common stock for awards to be made under the 2009 Plan. 10,000,000 of the shares reserved under this plan have been issued.

On May 15, 2009, the Board of Directors adopted the 2009-2 Equity Incentive Plan (the “2009-2 Plan”). The 2009-2 Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 60,000,000 shares of its common stock for awards to be made under the 2009-2 Plan. 59,605,412 of the shares under this plan have been issued.

On November 6, 2009, the Board of Directors adopted the 2009-3 Equity Incentive Plan (the “2009-3 Plan”). The 2009-3 Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 200,000,000 shares of its common stock for awards to be made under the 2009-3 Plan. 200,000,000 of the shares under this plan have been issued.

On May 6, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 600,000,000 shares of its common stock for awards to be made under the 2011 Plan. 600,000,000 of the shares under this plan have been issued.

On October 27, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan II (the “2011-II Plan”). The 2011-II Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 600,000,000 shares of its common stock for awards to be made under the 2011-II Plan. 600,000,000 of the shares under this plan have been issued.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Common stock purchase options consisted of the following as of September 30, 2011:

	# shares	Weighted Average Exercise Price	Aggregated Intrinsic Value
Options:
Outstanding and exercisable, December 31, 2010	539,750	$2 to $66	$-
Granted	-		-
Exercised	-		-
Expired	(500,000)	$2	-
Outstanding and exercisable, September 30, 2011	39,750	$60 to $66	$-

NOTE 6.  INCOME TAXES

Our effective tax rates were approximately (0.0%) and (0.0%) for the nine months ended September 30, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to net operating loss carry-forwards available to offset current and future taxable income.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The Company has been involved in the following legal proceedings:

a)
On May 15, 2002, Walt Disney World Co. commenced action in the Los Angeles Superior Court against the Company and a former wholly-owned subsidiary (WALT DISNEY WORLD CO. V. POLLUTION RESEARCH AND CONTROL CORP. AND DASIBI ENVIRONMENTAL CORP. (Case No. BC 274013 Los Angeles Superior Court) for amounts due in connection with unpaid rent. A judgment was entered for $411,500. No amounts have been paid in connection with the judgment. As of September 30, 2011, $411,500 has been accrued.

b)
A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes.  On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”).  On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006.  The Company has accrued for this settlement.  The Company entered into a settlement agreement in the third quarter of 2004 with each of these three parties.  Pursuant to this agreement, at June 30, 2005, the Company was required to pay an additional $80,000 as full payment of our obligations.  The Company did not make this payment and is in default under these notes.  As of September 30, 2011 and December 31, 2010, the Company has $597,794 and $559,303, respectively, accrued for including interest relating to this matter which is part of notes payable and accrued interest in the accompanying balance sheet as of  September 30, 2011, and December 31, 2010.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

c)
On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff’s Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449.  Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid.  In exchange, Plaintiff would release all of its claims against UDT.  As of September 30, 2011, $28,098 was due under the agreement and is included in the accounts payable in the accompanying balance sheet as of September 30, 2011.

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

f)
On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties have exchanged initial disclosures, and the matter has been set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs.  The cash payments will be made in equal monthly payments over 7 months commencing on August 31, 2011.  In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms.  The Company issued stock with a fair market value of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement.  $70,331 is included in the accounts payable in the accompanying balance sheet as of September 30, 2011, for the settlement agreement.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011, the Company issued 500,000,000 shares of common stock to its president and CEO to convert $200,000 of accrued but unpaid salary to him.

During the nine months ended September 30, 2011, the Company borrowed an aggregate of $436,458 in principal with no interest due and repaid $256,160 in principal payments to its president and CEO.  As of September 30, 2011, $520,372 in principal and $1,204 in interest were due.

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

NOTE 9.  SUBSEQUENT EVENTS

During October 2011, the Company issued an aggregate of 97,763,074 shares of common stock to employees for services rendered valued at approximately $19,553. During October 2011, the Company issued 308,630,100 shares of common stock valued at approximately $92,589 to convert outstanding debt.

In November 2011, the Company executed a promissory note of $60,000 payable to an unrelated party.  The promissory note bears interest at 12.0% per annum and is due November 1, 2014.

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

OVERVIEW

Universal Detection Technology (the "Company," “UDT” or "We") is engaged in the marketing and resale of detection devices for chemical, biological, radiological, nuclear, and explosive (“CBRNE”) threats. Through agreements with various third parties, we supply bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, mold detection kits, chemical detection equipment, radiation detection systems, and counter-terrorism training references.

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

In the third quarter of 2011 we realized revenues of $113,519 from sales. We have incurred losses for the three months ended September 30, 2011 and 2010 in the approximate amounts of $506,995 and $452,709, respectively, and have an accumulated deficit of $47.6 million as of September 30, 2011. At September 30, 2011, we were in default on certain debt obligations totaling approximately $328,240, in addition to accumulated interest of approximately $643,792. We require approximately $4.5 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

General and Administrative Expenses; Selling Expenses

During the three months ended September 30, 2011 we spent an aggregate of $286,832 on selling, general and administrative expenses and marketing expenses. This amount represents a 20.3% decrease over the comparable prior year period. The decrease is principally attributable to a decrease in compensation expenses and marketing expenses.

During the nine months ended September 30, 2011 we spent an aggregate of $822,408 on selling, general and administrative expenses and marketing expenses. This amount represents an 18.8% decrease over the comparable prior year period. The decrease is principally attributable to a decrease in compensation expenses and marketing expenses.

Working Capital Deficit

Our working capital deficit at September 30, 2011, was $4,325,757. Our independent auditors' report dated April 15, 2011, which is included in our Annual Report on Form 10-K for the year ended December 31, 2010, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2010. We will require approximately $4.5 million to repay indebtedness in the next 12 months. We can make no assurances that such amount will be available to the Company.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.

Revenue.  Total revenue for the three months ended September 30, 2011 was $113,519, as compared to revenue of $1,821 for the same period in the prior fiscal year, an increase of $111,698.  The increase is primarily due to an increased number of detection unit sales.

Operating Expenses. Total operating expenses for the three months ended September 30, 2011 were $287,223, as compared to total operating expenses of $362,596 for the three months ended September 30, 2010, representing a decrease of $75,373 (20.8%).  Total selling, general and administrative expenses including marketing expenses for the three months ended September 30, 2011 were $286,832 representing a decrease of $73,057 (20.3%) from $359,889 for the same period in the prior fiscal year. These decreases are principally attributable to a decrease in stock based compensation and marketing expense.

Other income (expense). Other income (expense) amounted to ($224,814) for the three months ended September 30, 2011 as compared to ($90,477) for the corresponding period of the prior year, representing an increase of $134,367 (148.5%).  The increased expense is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the three months ended September 30, 2011 was $506,995, as compared to a net loss of $452,709 for the same period in the prior fiscal year, representing an increase in loss of $54,286 (12.0%).  The primary reason for this change is an increase in loss recognized on the settlement of shares issued for debt.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010.

Revenue.  Total revenue for the nine months ended September 30, 2011 was $146,332, as compared to revenue of $4,878 for the same period in the prior fiscal year, an increase of $141,454.  The increase is primarily due to an increased demand in radiation detection products.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2011 were $825,518, representing a decrease of $195,662 (19.2%).  Total selling, general and administrative expenses including marketing expenses for the nine months ended September 30, 2011 were $822,408 representing a decrease of $190,397 (18.8%) from $1,012,805 for the same period in the prior fiscal year. These decreases are principally attributable to a decrease in stock based compensation and a decrease in marketing expense.

Other income (expense). Other income (expense) amounted to ($1,360,941) for the nine months ended September 30, 2011 as compared to ($643,840) for the corresponding period of the prior year.  The increased expense is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the nine months ended September 30, 2011 was $2,185,087, as compared to a net loss of $1,663,749 for the same period in the prior fiscal year, representing an increase in loss of $521,338 (31.3%).  The primary reasons for this change are an increase in loss recognized on the settlement of shares issued for debt, and decreases in stock based compensation and marketing expense.

LIQUITY AND CAPITAL RESOURCES

We require approximately $4.5 million to repay indebtedness including interest in the next 12 months. We do not anticipate that our cash on hand or anticipated revenues from operations will be adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our available capital during the next 12 months principally will be used for:

●	administrative expenses, including salaries of officers and other employees we plan to hire;

●	repayment of debt;

●	sales and marketing;

●	product development, testing and manufacturing; and

●	expenses of professionals, including accountants and attorneys.

Our working capital deficit at September 30, 2011 was $4,325,757.  Our independent auditors’ report dated April 15, 2011, which is included in our Annual Report on Form 10-K for the year ended December 31, 2010, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2010.

The following provides principal terms of our outstanding debt as of September 30, 2011:

●	One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of September 30, 2011, we have $597,794 accrued for including interest relating to this matter.

●	One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2011, there was $161,000 principal amount (and $107,029 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

●	One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2011, there was $71,500 principal amount (and $34,709 in interest). We did not make our scheduled payment under this note in July 2005, and are in default of this note.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of September 30, 2011, we owed $67,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due June 27, 2007 with an interest rate of 12.5% per annum. As of September 30, 2011, we owed $813 in interest. We did not make our scheduled payment on June 27, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,000 due on January 9, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $240 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $8,000 due on January 13, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $480 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $5,000 due on January 16, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $600 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,000 due on February 11, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $390 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,000 due on February 20, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $360 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $17,000 due on February 11, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $510 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we owed $9,940 in principal and $2,982 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we owed $1,638 in principal and $491 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we owed $1,420 in principal and $426 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $12,500 due on April 16, 2011 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $375 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $4,475 due on April 23, 2011 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $134 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,000 due on May 1, 2011 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $540 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on May 6, 2011 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $75 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $13,677 due on June 16, 2011 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $410 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $18,940 due on June 9, 2011 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $1,375 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on August 24, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $900 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on September 10, 2011 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $4,020 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $10,000 due on September 15, 2011 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $300 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $29,920 due on August 12, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $898 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,940 due on July 23, 2011 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $1,556 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we owed $776 in principal balance and $194 in interest. We did not make our scheduled payment on September 3, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $45,000 due on November 2, 2009 with an interest rate of 12.0% per annum. As of September 30, 2011, we owed $16,700 in principal and $9,171 in interest. We did not make our scheduled payment on November 2, 2009. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $20,000 due on October 15, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $1,130 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on November 27, 2009 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $4,500 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $90,000 due on December 23, 2009 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $8,370 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on January 16, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $1,755 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $23,000 due on May 4, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $1,575 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on March 26, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $2,205 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $31,000 due on May 17, 2010 with a late charge of 15% per annum. As of September 30, 2011, we paid off the principal balance and owed $4,710 in late charge.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on May 12, 2011 with an interest rate of 12.0% per annum. As of September 30, 2011, we paid off the principal balance and owed $2,100 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $25,000 due on April 14, 2014 with an interest rate of 12.0% per annum. As of September 30, 2011, we owed $25,000 in principal and $1,375 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 25, 2014 with an interest rate of 12.0% per annum. As of September 30, 2011, we owed $50,000 in principal and $1,000 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on August 8, 2014 with an interest rate of 12.0% per annum. As of September 30, 2011, we owed $40,000 in principal and $800 in interest.

●	One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on August 16, 2014 with an interest rate of 12.0% per annum. As of September 30, 2011, we owed $35,000 in principal and $525 in interest.

●	One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $275 due on September 14, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we owed $275 in principal and $81 in interest. We did not make our scheduled payment on September 14, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

●	One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $506 due on October 6, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we owed $506 in principal and $108 in interest. We did not make our scheduled payment on October 6, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

●	One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $174 due on October 8, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we owed $174 in principal and $57 in interest. We did not make our scheduled payment on October 8, 2010, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

●	One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $5,318 due on March 30, 2010 with an interest rate of 12.0% per annum. As of September 30, 2011, we owed $5,318 in principal and $957 in interest. We did not make our scheduled payment on March 30, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. During the nine months ended September 30, 2011, we have entered into agreements to convert $442,073 of debt into 3,283,465,323 shares of common stock valued at $1,771,535.  During the nine months ended September 30, 2011, 3,180,865,323 shares of common stock valued at $1,740,755 have been issued, and 102,600,000 shares of common stock valued at $30,780 are reported on the balance sheet as shares to be issued.

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been high. We principally intend to raise funds through the sale of equity or debt securities. The more recent price and volume volatility in our common stock has made it more difficult for management to negotiate sales of its securities at a price it believes to be fair to the Company. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is also our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date (the "Evaluation Date") as of the end of the period covered by this Quarterly Report.

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

Additional Disclosure Concerning Controls and Procedures.

We currently believe that the Company has material weaknesses in its disclosure controls and procedures. We will continue to work in the coming weeks and months to address such weaknesses. We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to make changes in our internal control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) could be significant and still we may not achieve significant improvements in our internal controls and procedures. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the accuracy and timeliness of the filing of our annual and periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011, on June 24, 2010, Plaintiff Meyers Associates, L.P. commenced an action in the Supreme Court of the State of New York, New York County, entitled Meyers Associates, L.P. v. Universal Detection Technology ("UDT"), case No. 108321/10.  The complaint alleges breach of contract and damages related to performance by Meyers Associates, L.P. ("Meyers") of an investment banking services agreement dated December 22, 2005 and UDT's alleged failure to compensate Meyers for such services under the terms of the agreement. Plaintiff seeks damages in the amount of approximately $116,000 plus an award of court costs and attorneys fees.  In October 2010, Plaintiff filed a Notice of Motion for Default Judgment against UDT and filed a Request for Judicial Intervention in connection therewith. The Company has not received any further communication regarding this action and does not know if a default judgment was granted.

As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, on November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties have exchanged initial disclosures, and the matter has been set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs.  The cash payments will be made in equal monthly payments over 7 months commencing on August 31, 2011.  In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms.  The Company issued stock with a fair market value of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement.  $70,331 is included in the accounts payable in the accompanying balance sheet as of September 30, 2011, for the settlement agreement.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2011, we issued the following securities that were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

●	During the three months ended September 30, 2011, we entered into agreements to issue 777,496,496 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $67,363 as follows:

●
On July 25, 2011, we issued 180,000,000 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $15,300.  The price per share of the conversion was $0.0004.

●
On July 25, 2011, we issued 69,411,764 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $5,900.  The price per share of the conversion was $0.0004.

●
On July 25, 2011, we issued 249,902,914 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $30,863.  The price per share of the conversion was $0.0004.

●
On September 1, 2011, we issued 278,181,818 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $15,300.  The price per share of the conversion was $0.0004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have defaulted upon the following senior securities:

●	One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make scheduled payments and are in default of these notes. As of September 30, 2011, we have $597,794 accrued for including interest relating to this matter.

●
One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2011, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of September 30, 2011, we owed $107,029 in interest on this note.

●
One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2011, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of September 30, 2011, we owed $34,709 in interest on this note.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2011, we entered into agreements to issue 777,496,496 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $67,363.  See Items 2 with respect to the individual conversion terms and issuances. Such issuances constituted in excess of 5% of our issued and outstanding common stock.

There were no changes to the procedures by which security holders may recommend nominees to our board of directors

ITEM 6.  EXHIBITS

Exhibit List

Exhibit Number	Description
3.1	Articles of Incorporation of Universal Detection Technology, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2011).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 15, 2002).
4.1	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 31, 2005).
4.2	2006 Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-131783) filed on February 13, 2006).
4.3	2006 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-135507) filed on June 30, 2006).
4.4	2006-II Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-138923) filed on November 22, 2006).
4.5	2007 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-142158) filed on April 17, 2007).
4.6	2007 Equity Incentive Plan (effective May 30, 2007) (incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 6, 2007).
4.7	2007 Equity Incentive Plan (effective June 21, 2007) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-144084) filed on June 27, 2007).
4.8	2007-2 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-144583) filed on July 13, 2007).
4.9	2007-3 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-146438) filed on October 2, 2007).
4.10	2007-4 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-147097) filed on November 2, 2007).
4.11	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-149169) filed on February 11, 2008).
4.12	2008 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-150400) filed on May 27, 2008).
4.13	2008 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-152297) filed on July 11, 2008).
4.14	2008 Equity Incentive Plan IV (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-153371) filed on September 8, 2008).
4.15	2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-157461) filed on February 23, 2009).
4.16	2009 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-159289) filed on May 15, 2009).
4.17	2009 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-162963) filed on November 6, 2009).
4.18	2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-174010) filed on May 6, 2011).
4.19	2011 Equity Incentive Plan II (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement (File No. 333-177555) filed on October 27, 2011).
10.1	Form of Note Conversion Agreement*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document. (*)
101.SCH	XBRL Schema Document. (*)
101.CAL	XBRL Calculation Linkbase Document. (*)
101.DEF	XBRL Definition Linkbase Document. (*)
101.LAB	XBRL Label Linkbase Document. (*)
101.PRE	XBRL Presentation Linkbase Document. (*)
____________________
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DETECTION TECHNOLOGY

Dated: November 16, 2011	By:	/s/ Jacques Tizabi
Jacques Tizabi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)