Form 10-K
period 2011-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2012-05-10
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
(Mark One):

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates as of June 30, 2011 was $2,786,783. As of May 8, 2012, there were 18,259,372,299 shares of the registrant’s common stock outstanding.

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

We have entered into supply and distribution agreements with various parties enabling us to supply a host of products and services for detection of hazardous materials and training references. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, and training courses to our services.  We sell and market security and counter-terrorism products including bioterrorism detection kits, chemical detectors, radiation detection systems, and training references. Some of the products and services we offer have not been sold to date and there is no guarantee that any of them will be demanded and sold in the market in the future. We plan to continue expanding our product base and intend to sell products to more users inside and outside the U.S. Our strategy is to generate sales by enhancing our web presence and marketing the Company as a supplier of complete CBRNE detection equipment. We plan to attend various industry trade shows and to offer products in certain training scenarios so that first responders can become more familiar with our products.  Our target customer markets primarily consist of first responders with some emphasis on the bioterror and military defense market. Our geographical customer focus is on the U.S., Europe, and Asia. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful.

Subsequent to the March 11, 2011 earthquake and tsunami in Japan, we saw an increased demand in our radiation detection equipment. In response we formed new alliances with manufacturers of dosimeters and survey meters to supply the Japanese market. We witnessed increased sales of these systems and have shipped several units to Japanese customers since the disaster.

In late 2011 we started research and development on a new line of radiation detectors that can monitor the environment and surfaces for radiation and communicate the results with a smartphone enabling the user to save and share the test results instantaneously. In December 2011 we announced entering into an agreement with Honeywell India (a unit of Honeywell International) to develop a radiation detector which would display radiation data collected via Bluetooth to a smartphone. The product is designed to detect radiation levels on surfaces and food and to automatically send the collected data to a smartphone. According to the agreement with Honeywell, any and all intellectual property including any patents which may be filed will be the sole property of Universal Detection Technology.

We named this product RadSmart and we expect to bring it to the market in 2012. In March 2012, we applied for a Federal Trademark for RadSmart with the US Patent and Trademark Office (USPTO). We have received confirmation that the USPTO has received our application and has subsequently assigned a serial number to our submission. In March 2012, the USPTO informed us that in approximately 3 months, an examining attorney will review our application to determine if all legal requirements are met. Currently our mark is not registered and is considered a “pending” application. The overall process from the time of initial filing to registration or final refusal can take 13-18 months or even longer.

RadSmart utilizes a Hamamatsu Cesium Iodide (CsI) scintillator for the detection of Gamma rays. Cs(I) scintillators are the most sensitive detection mechanisms for detecting Gamma radiation. The instrument will be sensitive enough to measure normal radiation levels to 100 to 200 times that intensity. With the planned detection range of 0.001 to 9.999 uSv/h the device is expected to be capable of detecting traces of radiation on surfaces, clothing and in particular food contamination, which has become an increasing concern globally after the Fukushima disaster in Japan.

In 2011 we realized revenues of $245,109 from sales. We have incurred losses for the fiscal years ended December 31, 2011 and 2010 in the approximate amounts of $2.5 and$2.2 million, respectively, and have an accumulated deficit of $48.0 million as of December 31, 2011. At December 31, 2011, we were in default on certain debt obligations totaling approximately $443,500  in addition to accumulated interest of approximately $745,100. We require approximately $1.2 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

INDUSTRY BACKGROUND

The tragic events of September 11, 2001 redefined a new age of public safety and security, not only for the United States, but also for the entire world. In the wake of the tragedy, the world was shocked to learn of another nontraditional, deadly asymmetric weapon that was being deployed: lethal bioagents. A week after 9/11, envelopes containing anthrax, delivered by the U.S. Postal Service, were sent to five news media outlets, and on October 9th, two U.S. Senate offices.

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

In 2011 a tragedy took place in Japan that changed the dynamic, size, and requirements of the market for equipment used to detect radiation and identify radioactive isotopes. On March 11, 2011 an earthquake sent a tsunami barreling into the coast, sparking a nuclear crisis at Fukushima, Japan. The tsunami caused massive damage to nuclear reactors causing unsafe levels of radioactive material to be spread over residential areas, agricultural land, and other surroundings. The people of Japan have since conducted widespread detection and decontamination efforts to repair the damages caused by the disaster. The tragedy, however, has opened the eyes of the public and experts alike to the hazards of radiation dissemination. The market for radiation detection systems has changed drastically. Not only the size of the market has increased but also there is a need for smarter, more accurate, smaller, and more user friendly systems.

OUR SOLUTIONS

Universal Detection Technology is a supplier of equipment and services used for detection of:

•	Chemical threats
•	Biological threats
•	Radiological and Nuclear threats
•	Explosives
•	Mold

The chemical detection kits offered by Universal Detection Technology serve to equip first responders and military personnel with tools that rapidly identify the presence of a chemical agent threat, such as extreme levels of acidity or basicity, chlorine/fluoride, hydrogen sulfide and sulfur dioxide. Designed for use in the field for first responders or military personnel, the "Chameleon" detection system offers hands-free detection for harmful chemical agents and eliminates the need for a liquid sample. Users wear a portable chemical detection kit on their forearm. Each armband has a cassette holder containing up to ten (10) small cassettes, each of which can detect a unique chemical agent and identify its presence through a clear color-changing indicator. The Chameleon armband is fully functioning in extreme temperatures (-30 C to 50 C or -22 F to 122 F), and can operate while fully immersed in water. The Chameleon armband is a handheld chemical detection device which we market and sell to first responders. We purchase and distribute the Chameleon device from Morphix Technologies under an open-ended supply and distribution agreement. To date, we have sold a nominal number of such units resulting in insignificant revenue amounts.  We have no exclusive rights under the distribution agreement and the agreement may be terminated upon 30 days prior notice by either party, or immediately upon a breach of the agreement.  Under the terms of the Agreement, we are permitted to sell these products within the United States only.

The Company also supplies a handheld gas and vapor detector called ChemPro100i used for detection and classification of toxic industrial chemicals (TICs) and chemical warfare agents (CWAs). ChemPro100i’s multi-sensor detection array has 10 sensing channels, with a unique open-loop Ion Mobility Spectroscopy (IMS) sensor at its heart, to provide CWA sensitivity below military action levels, quick response and industry-leading false alarm rejection even to low vapor pressure threats like VX. We purchase and distribute the ChemPro100i device from Environics under an open-ended supply and distribution agreement. To date, we have not sold any ChemPro100i units resulting in no revenue.  We have no exclusive rights under the distribution agreement and the agreement may be terminated upon 30 days prior notice by either party, or immediately upon a breach of the agreement.  Under the terms of the Agreement, we are permitted to sell these products within the United States only.

The Company’s biological detection equipment gives first responders the ability to immediately identify the presence of deadly agents in a sample. These biological detection kits are handheld assays capable of detecting anthrax, ricin toxin, botulinum, plague, SEBs, and tularemia. The Company is in the process of adding more biological agents to the list of the threats that these handheld kits can identify. The detection kits are sold as TS-10-5, TS-10-T-5, ANT-12, RIC-12, BOT-12, PLA-12, SEB-12, TUL-12. We purchase and distribute these kits from Advnt Biotechnologies, LLC under a one year VAR and distribution agreement, which has expired recently and we are seeking to renew. We have no exclusive rights under the distribution agreement. The agreement may be terminated by either party upon 60 days prior notice by either party or immediately upon a breach of the agreement.  Under the terms of the agreement, we are permitted to sell these products throughout the world with no geographic restrictions.

In February 2011, the Company entered into a reseller agreement with Mirion Technologies Inc. Through the agreement, the Company offered nuclear detection and monitoring devices created and made by Mirion that include electronic dosimetry and teledosimetry devices. We had no exclusive rights under the distribution agreement.  Under the terms of the original agreement, we were permitted to sell these products in the United States only. However, we amended the agreement via various items of correspondence with Mirion such that we could also sell these products in Japan. In April 2011, Mirion Technologies informed us that we could no longer purchase products directly from them to fill our orders and sales to Japan and the US. Through their referral and our own efforts, we have found several alternative suppliers of Mirion Technologies’ products, from whom we have been able to procure inventory and meet the demand of our customers thus far. As of April 2011, we no longer consider Mirion Technologies a supplier and do not rely on direct purchase of products from them.

In 2011 we initiated research and development efforts to design and produce a unique scintillator based radiation detection survey meter that would communicate its readings with a smartphone wirelessly via a Bluetooth module. We believe that using the computing power of the smartphone and new detection technologies will allow us to produce a much smaller and more accurate unit that will be more capable in terms of mapping, saving, and sharing the results over secured communication networks. We expect to unveil the first prototype of this device in 2012.

UDT’s Mold detection kit utilizes a highly accurate testing technology called immunochromatographic assay, also known as a rapid test or Hand-Held Assay (HHA). These devices have been used for over 30 years in the medical field for detecting disease, fertility, drugs of abuse and respiratory disorders. Designed to rapidly detect the presence of specific substances in field-collected samples, HHA’s have proven to be an indispensable tool for saving countless lives while reducing the time it takes to acquire results. Unlike the ATP test which detects any and all living cells, regardless of what those cells are, UDT’s kits detect only specific species of Aspergillus, Penicillium and Stachybotrys such as Stachybotrys chlorohalonata, Stachybotrys microspora, Stachybotrys echinata and Stachybotrys chartarum, in addition to certain Aspergillus and Penicillium sub-species. Each kit is individually packaged and includes everything necessary to run the test. No additional collection kits, readers or electronics are required. The Mold detection kit is sold as the MDK-2. We purchase and distribute MDK-2 from Advnt Biotechnologies LLC under the agreement described above. During 2011, we sold a nominal number of MDK-2 units.

Universal Detection Technology has also situated itself to provide various counter-terrorism services. Such services include training courses for first responders, event security, threat evaluation & consulting, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations. Through a reseller agreement with Detrick Lawrence Corporation and its division, the Emergency Film Group, we market and sell a series of DVD’s related to combating terrorism and handling emergency situations and first response. To date, we have sold only a nominal amount of these services and products and the resulting revenue for 2011 was insignificant.

MARKETING AND SALES

Our sales and marketing plan includes strategic partnership agreements and retention of our in-house staff and outside consultants. The Company has retained the services of consultants to market its products in the United States and internationally. In the United States, we plan to continue presenting our technologies at industry events and trade shows. We also retain domestic distributors and consultants to arrange meetings with and presentations to building owners and operators, government officials in charge of decisions for safety and security of government and private venues and buildings, homeland security officials, and security companies. In 2011 we continued to aggressively use the internet to market and promote Universal Detection Technology and its products and services to the public. This strategy includes creation of an interactive and informational presence through our website and use of various third parties to bring traffic to our website. We have hired an outside consultant to help expedite the changes and enhancements to our website. We have been successful in generating traffic to the Universal Detection website. We intend to do more internet marketing and search engine optimization activities in 2012.

We also plan to develop brand recognition for our Company and for our products through attendance at national and international defense related exhibitions, use of print and video promotional materials, and by granting interviews to national and international news media.

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

EMPLOYEES

As of December 31, 2011, we had a total of four employees. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

Several companies provide or are in the process of developing instruments for detection of bioterrorism agents. Such technologies include a diverse range of products from PCR and DNA analyzers to handheld immunoassay technologies. For example, Northrup Grumman supplies a system called the BDS, which is a large machine that collects air samples from areas that are being monitored and after performing DNA amplification tests for the DNA of the anthrax bacteria. The biodetection kits we sell, on the other hand, are small handheld assays that work based on sandwich immunoassay technology. We also expect to encounter intense competition from a number of new development-stage companies that continue to enter the bioterrorism detection device market. Our competitors may succeed in developing or marketing technologies and products that are more effective or commercially attractive than our potential products or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

There are many multinational and established manufacturers of radiation detection equipment. We will face intense competition from these manufacturers for marketing and selling our radiation detectors. Such competition will limit our ability to achieve market share and can affect our sales and revenues.

INTELLECTUAL PROPERTY

The Company does not own any intellectual property rights with respect to the products it markets and sells. As such, the Company may be at a competitive disadvantage with respect to protecting its ability to continue to market and sell any particular device, even if such a device is in high demand. In contrast, many of the Company's competitors develop proprietary technologies and devices which compete with the products marketed by and sold by the Company.  As such, such competitors can control the marketing, sales and further development of their product offerings in a manner that the Company cannot.  Because the Company is a re-seller of products developed by other parties, it cannot control its product offerings as well as its competitors may be able to.

In December 2011 we announced entering into an agreement with Honeywell India (a unit of Honeywell International) to develop a radiation detector which would display radiation data collected via Bluetooth to a smartphone. We named this product RadSmart and we expect to bring it to the market in 2012. In March 2012, we applied for a Federal Trademark for RadSmart with the US Patent and Trademark Office (USPTO). We have received confirmation that the USPTO has received our application and has subsequently assigned a serial number to our submission. In March 2012, the USPTO has informed us that in approximately 3 months, an examining attorney will review our application to determine if all legal requirements are met. Currently our mark is not registered and is considered a “pending” application. The overall process from the time of initial filing to registration or final refusal can take 13-18 months or even longer.

We plan to file for patent protection for RadSmart but there can be no assurances that we will qualify for such a protection or that we will have the resources to secure it.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated May 8, 2012 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2011. We have experienced operating losses since the date of the auditors' report. Our auditor's opinion may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT OF A SUBSTANTIAL PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at December 31, 2011 we are in default on a portion of our debt totaling approximately $443,500 excluding accumulated interest of approximately $745,100 In the aggregate, as of December 31, 2011, we have approximately $2.0 million in debt obligations, including interest, owing within the next 12 months. We cannot assure you that any of these note-holders will agree to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

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

The Company is a "reseller" of products available to it under supply and distribution agreements. When we obtain products for resale to our customers, we must be able to finance the purchase of such products. When the quantities and/or unit prices are low or nominal, we can finance that acquisition through existing cash, or require pre-payment from our customers, or request that the supply invoices be payable at a point in the future subsequent to the collection of the purchase price from our customers.  The products we offer vary in price from several hundred dollars per unit to several thousand dollars per unit. >From time to time, our management has made loans to the Company the proceeds of which are used for general operations including the acquisition of limited amount of product for demonstration and resale.  Currently, we believe that none of our accounts receivable would be attractive to commercial finance lenders or factors as a means to finance product acquisition.  Should we be successful in generating significant purchase requests for the products we market and sell, we may be unable to process those orders due to a lack of financing opportunities and  a lack of cash on hand. While we may attempt to structure such orders, should they arise, in a way that provides for payment in advance from customers, or payment of invoices after customer collection, or upon a factoring or other finance arrangement, there can be no assurance that we can structure the financing terms in a manner that supports product acquisition in large quantities, if at all.  In addition, we have no control over how quickly our suppliers will make product available to us. Even assuming we can finance orders of all sizes, we must rely upon our suppliers to provide product and ship product in a timely manner. However, we cannot control the timing and shipment of the products that we resell.  If we are able to generate purchase orders, we may be unable to fulfill them timely and upon financing terms acceptable to us or our suppliers and customers, which would be detrimental to our operations.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2012.

We do not anticipate generating significant sales. We have not been profitable in the past years and had an accumulated deficit of approximately $48.0  million at December 31, 2011. We have had little revenues from sales of our products since the beginning of fiscal 2002, the commencement of our entry in the counter terrorism market. During the fiscal years ended December 31, 2011 and 2010, we had losses of $2.6 and$2.2 million, respectively. During fiscal 2011, we had gross revenues of $245,109. Achieving profitability depends upon numerous factors, including our ability to develop, market, and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2012.

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

MANAGEMENT HAS LIMITED EXPERIENCE IN SALES AND DISTRIBUTION. WE MAY NOT BE ABLE TO MARKET AND DISTRIBUTE PRODUCTS EFFECTIVELY, WHICH COULD HARM OUR FUTURE PROSPECTS.

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

OUR PRODUCTS MAY NOT BE COMMERCIALLY ACCEPTED WHICH WILL ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

Our ability to enter into the CBRN detection device market, establish brand recognition and compete effectively depends upon many factors, including broad commercial acceptance of our products. If our products are not commercially accepted, we will not recognize meaningful revenue and may not continue to operate. The success of our products will depend in large part on the breadth of information these products capture and the timeliness of delivery of that information. The commercial success of our products also depends upon the quality and acceptance of other competing products, general economic and political conditions and other factors, all of which can change and cannot be predicted with certainty. We cannot assure you that our new products will achieve market acceptance or will generate significant revenue.

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

If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of December 31, 2011, we had outstanding options and warrants to purchase a total of 34,000 shares of common stock. Of these options and warrants, all have exercise prices at or above the recent market price of $0.0001 per share (as of May 8, 2012) and none have exercise prices at or below this price.  In addition, because of our financial condition and substantial indebtedness and our need to raise capital, from time to time we have converted outstanding debt obligations into common stock. During 2011, we converted debt at conversion prices ranging from $.00004 to $.0007 per share.  Our conversion of outstanding debt obligations to common stock, as well as the exercise of outstanding options and warrants to purchase common stock, which the Board of Directors may authorize and undertake from time to time, may dilute the stockholdings of current shareholders.

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

CURRENCY RISK

Most of our sales come from sales in Japan and that leaves us open to the risk associated with the valuation of the Japanese Yen. If the Japanese Yen becomes less valuable our products will be relatively more expensive and can therefore lose their competitive advantage. Our margins as a reseller are very thin and a currency devaluation in Japan can diminish our ability to compete or sell in that market.

HEAVY RELIANCE ON THE JAPANESE MARKET

Our sales are predominantly in Japan and have peaked since the March 11, 2011 disaster in Fukushima that resulted in damage to nuclear reactors and release of radioactive material in the ground and in the atmosphere. There is no assurance that the demand for radiation detection equipment will remain high in Japan and if such demand fades, we will recognize lower revenues.

RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT

We are spending resources on research and development related to a smartphone compatible radiation detector, RadSmart. Development of new products is inherently risky and there is no assurance that RadSmart will perform as well as it is designed to perform. Furthermore, the market for RadSmart might shrink in size or cease to exist by the time the product is ready and available for purchase. The market might not accept RadSmart as a reliable detection device and as such, our sales of RadSmart might be zero or very limited.

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

A DTC “CHILL” ON ELECTRONIC CLEARING OF TRADES IN OUR COMMON STOCK MAY AFFECT THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO RAISE CAPITAL.

In September 2011, The Depositary Trust Company (DTCC) placed a "chill" on the electronic clearing of trades in our shares which has led to some firms being unwilling to accept certificates of our stock and also some will not accept trades in our shares altogether. The Company has sought advice from third parties on removal of the DTC chill but has not embarked on any strategy thus far. The DTC chill affects the liquidity in our shares which may make it difficult to purchase or sell shares. It also will have an adverse effect on our ability to raise capital.

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

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of a date as of the end of the reporting period covered by  the Company's Annual Report on Form 10-K, December 31, 2011. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2011 Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such  assessments. Based on that evaluation, they concluded that, as of the end of the period covered by this report, such  internal controls over financial reporting were not effective to control deficiencies that constituted material weaknesses.   A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

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

OUR ISSUANCE OF ADDITIONAL COMMON STOCK, OR OPTIONS TO PURCHASE OUR STOCK, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

We are entitled under our articles of incorporation to issue up to 20,020,000,000 shares of capital stock which includes 20,000,000,000 shares of common stock, 20,000,000 shares of Preferred Stock. Our Preferred Stock may be designated in a senior position to our common stock. After taking into consideration our outstanding common stock at May 8, 2012 of 18,259,372,299 shares, we will be entitled to issue up to 1,760,627,701 additional shares of common stock and 20,000,000 of Preferred Stock. Our board of directors may generally issue stock, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development or convert outstanding indebtedness to equity. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable for Smaller Reporting Companies.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently do not own any real property. As of June 2009, we moved our corporate headquarters to 340 N. Camden Drive, Suite 302, Beverly Hills, CA 90210, USA. Our offices are still at this address. Our lease for these premises expires on June 1, 2012. The base monthly rent is $6,896. We believe this operating space is adequate for the Company's needs for the foreseeable future.

We are currently in discussions to renew our lease for 6 months and to subsequently assess our various options.

ITEM 3.  LEGAL PROCEEDINGS

On May 15, 2002, Walt Disney World Co. commenced action in the Los Angeles Superior Court  against the Company and a former wholly-owned subsidiary (WALT DISNEY WORLD CO. V. POLLUTION RESEARCH AND CONTROL CORP. AND DASIBI ENVIRONMENTAL CORP.  (Case No. BC 274013 Los Angeles Superior Court) for amounts due in connection with unpaid rent. A judgment was entered for $411,500. No amounts have been paid in connection with the judgment.  As of December 31, 2011, $411,500 has been accrued.

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. As of December 31, 2011, we have accrued $610,621 for this settlement including principal and interest.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has not been current on all of its agreed payments to Plaintiff.  As of December 31 2011, $28,098 was due under the agreement.

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

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs. The Company was responsible to pay 50% of the cash payments, the other 50% of which was the responsibility of a second defendant. The cash payments were scheduled to be made in equal monthly payments over 7 months commencing on August 31, 2011. In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. The Company issued stock with a fair market value of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement. As of May 8, 2012, out of the $42,500 cash payments that the Company was responsible for under the settlement agreement, it has paid $25,979.18 and owes $16,520.82. This balance due is for the February 28, 2012 and part of the January 31, 2012 payments. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

ITEM 4.  MINE SAFETY DISCLOSURES

This item is not applicable to the Company’s business.

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

Year	Period
		High Bid	Low Bid
2010	First Quarter	0.0035	0.0022
	Second Quarter	0.0048	0.0017
	Third Quarter	0.0038	0.0005
	Fourth Quarter	0.0011	0.0003

2011	First Quarter	0.0026	0.0003
	Second Quarter	0.0016	0.0004
	Third Quarter	0.0006	0.0002
	Fourth Quarter	0.0003	0.0001

HOLDERS OF RECORD

As of May 8, 2012, we had 1,346 shareholders of record of our common stock.  Our Transfer Agent is Worldwide Stock Transfer, LLC located at 433 Hackensack Avenue, Level L, Hackensack, NJ 07601. Worldwide Stock Transfer’s phone number is (201) 820-2010.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth in the table below is information regarding awards made through equity compensation plans through December 31, 2011.

Plan Category	Number of securities to be issued upon exercises of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders (1)
2006 Stock Compensation Plan	37,500 (2)	N/A	0
2006 Consultant Stock Plan	125,000 (2)	N/A	0
2006-II Consultant Stock Plan	187,500 (2)	N/A	0
2007 Consultant Stock Plan	375,000	N/A	0
2007 Equity Incentive Plan II&III	295,000 (2)(3)	N/A	0
2007 Equity Incentive Plan IV	450,000	N/A	31
2007 Equity Incentive Plan V & VI	1,350,000(4)	N/A	16,109
2008 Equity Incentive Plan	1,500,000	N/A	45
2008 Equity Incentive Plan II	1,650,000	N/A	15,730
2008 Equity Incentive Plan III	2,500,000	N/A	0
2008 Equity Incentive Plan IV	3,800,000	N/A	0
2009 Equity Incentive Plan	10,000,000	N/A	0
2009 Equity Incentive Plan II	60,000,000	N/A	394,588
2009 Equity Incentive Plan III	200,000,000	N/A	0
2011 Equity Incentive Plan	600,000,000	N/A	0
2011 Equity Incentive Plan II	1,200,000,000	N/A	225,000,000
_____________________
(1)
The Company has individual compensation arrangements with Messrs. Amir Ettehadieh and Nima Montazeri. Under these arrangements Messrs. Ettehadieh and Montazeri help the company with matters related to research, business development, and administration. For their services, Messrs. Ettehadieh and Montazeri receive the equivalent of $10,000 worth of common shares of the Company per month, which shares are issued under the then-current equity incentive plan, including those plans listed above.

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

On May 6, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 600,000,000 shares of common stock for awards to be made under the 2011 Plan.  The 2011 Plan is to be administered by a committee of two or more members of our Board of Directors.

On October 27, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan II (the “2011-II Plan”).  The 2011-II Plan grants to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction.  The Company reserved 1,200,000,000 shares of common stock for awards to be made under the 2011-II Plan.  The 2011-II Plan is to be administered by a committee of two or more members of our Board of Directors.

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

SALES OF UNREGISTERED SECURITIES

During fiscal 2011, we issued the following securities which were not registered under the Securities Act.  We did not employ any form of general solicitation or advertising in connection with the issuance of the securities described below.  In addition, we believe the purchasers and recipients of the securities are “Accredited Investors” for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

•	During 2011, we issued 3,995,995,423 shares of common stock to various note holders to convert outstanding debt obligations valued at approximately $1,934,644 as follows:

On January.06, 2011, we issued 110,000,000 shares of common stock to convert outstanding debt obligations valued at $44,000.
On January.12, 2011, we issued 110,000,000 shares of common stock to convert outstanding debt obligations valued at $44,000.
On January.31, 2011, we issued 110,000,000 shares of common stock to convert outstanding debt obligations valued at $55,000.
On January.31, 2011, we issued 110,000,000 shares of common stock to convert outstanding debt obligations valued at $55,000.
On January.31, 2011, we issued 110,000,000 shares of common stock to convert outstanding debt obligations valued at $55,000.
On February.15, 2011, we issued 130,925,925 shares of common stock to convert outstanding debt obligations valued at $91,648.
On February.23, 2011, we issued 42,909,090 shares of common stock to convert outstanding debt obligations valued at $21,455.
On February.23, 2011, we issued 85,818,181 shares of common stock to convert outstanding debt obligations valued at $42,909.
On February.23, 2011, we issued 128,058,823 shares of common stock to convert outstanding debt obligations valued at $64,029.
On March.9, 2011, we issued 130,000,000 shares of common stock to convert outstanding debt obligations valued at $65,000.
On March.9, 2011, we issued 136,868,076 shares of common stock to convert outstanding debt obligations valued at $68,434.
On March.9, 2011, we issued 130,000,000 shares of common stock to convert outstanding debt obligations valued at $65,000.
On April.20, 2011, we issued 169,811,320 shares of common stock to convert outstanding debt obligations valued at $186,792.
On April.20, 2011, we issued 170,000,000 shares of common stock to convert outstanding debt obligations valued at $187,000.
On June.2, 2011, we issued 115,584,555 shares of common stock to convert outstanding debt obligations valued at $57,792.
On June.2, 2011, we issued 85,000,000 shares of common stock to convert outstanding debt obligations valued at $42,500.
On June.2, 2011, we issued 183,750,000 shares of common stock to convert outstanding debt obligations valued at $91,875.
On June.2, 2011, we issued 144,642,857 shares of common stock to convert outstanding debt obligations valued at $72,321.
On June.28, 2011, we issued 200,000,000 shares of common stock to convert outstanding debt obligations valued at $120,000.
On July.25, 2011, we issued 180,000,000 shares of common stock to convert outstanding debt obligations valued at $72,000.
On July.25, 2011, we issued 69,411,764 shares of common stock to convert outstanding debt obligations valued at $27,765.
On July.25, 2011, we issued 249,902,914 shares of common stock to convert outstanding debt obligations valued at $99,961.
On September.1, 2011, we issued  278,181,818 shares of common stock to convert outstanding debt obligations valued at $111,273.
On October 7, 2011, we issued 308,630,100  shares of common stock to convert outstanding debt obligations valued at $92,589.

On December.14, 2011, we issued 250,000,000 shares of common stock to convert outstanding debt obligations valued at $50,000.
On December.28, 2011, we issued 256,500,000 shares of common stock to convert outstanding debt obligations valued at $51,300.

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

We have entered into supply and distribution agreements with various parties enabling us to supply a host of products and services for detection of hazardous materials and training references. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, and training courses to our services.  We sell and market security and counter-terrorism products including bioterrorism detection kits, chemical detectors, radiation detection systems, and training references. Some of the products and services we offer have not been sold to date and there is no guarantee that any of them will be demanded and sold in the market in the future. We plan to continue expanding our product base and intend to sell products to more users inside and outside the U.S. Our strategy is to generate sales by enhancing our web presence and marketing the Company as a supplier of complete CBRNE detection equipment. We plan to attend various industry trade shows and to offer products in certain training scenarios so that first responders can become more familiar with our products.  Our target customer markets primarily consist of first responders with some emphasis on the bioterror and military defense market. Our geographical customer focus is on the U.S., Europe, and Asia. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful.

Subsequent to the March 11, 2011 earthquake and tsunami in Japan, we saw an increased demand in our radiation detection equipment. In response we formed new alliances with manufacturers of dosimeters and survey meters to supply the Japanese market. We witnessed increased sales of these systems and have shipped several units to Japanese customers since the disaster.

In late 2011 we started research and development on a new line of radiation detectors that can monitor the environment and surfaces for radiation and communicate the results with a smartphone enabling the user to save and share the test results instantaneously. In December 2011 we announced entering into an agreement with Honeywell India (a unit of Honeywell International) to develop a radiation detector which would display radiation data collected via Bluetooth to a smartphone. The product is designed to detect radiation levels on surfaces and food and to automatically send the collected data to a smartphone. According to the agreement with Honeywell, any and all intellectual property including any patents which may be filed will be the sole property of Universal Detection Technology.

We named this product RadSmart and we expect to bring it to the market in 2012. In March 2012, we applied for a Federal Trademark for RadSmart with the US Patent and Trademark Office (USPTO). We have received confirmation that the USPTO has received our application and has subsequently assigned a serial number to our submission. In March 2012, the USPTO informed us that in approximately 3 months, an examining attorney will review our application to determine if all legal requirements are met. Currently our mark is not registered and is considered a “pending” application. The overall process from the time of initial filing to registration or final refusal can take 13-18 months or even longer.

RadSmart utilizes a Hamamatsu Cesium Iodide (CsI) scintillator for the detection of Gamma rays. Cs(I) scintillators are the most sensitive detection mechanisms for detecting Gamma radiation. The instrument will be sensitive enough to measure normal radiation levels to 100 to 200 times that intensity. With the planned detection range of 0.001 to 9.999 uSv/h the device is expected to be capable of detecting traces of radiation on surfaces, clothing and in particular food contamination, which has become an increasing concern globally after the Fukushima disaster in Japan.

Universal Detection Technology has also situated itself to provide various counter-terrorism services. Such services include training courses for first responders, event security, threat evaluation & consulting, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations. To date, we have sold only a nominal amount of these services and products and the resulting revenue for 2011 was insignificant.

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

Revenue – Total revenue for the year ended December 31, 2011 was $245,109 as compared to $5,368 the prior fiscal year, an increase of $239,741.  The increase is primarily due to increased demand for radiation detectors in Japan after the nuclear disaster in Fukushima.

Operating Expenses –Total operating expenses for the year ended December 31, 2011 were $1,161,524. Total operating expenses for the year ended December 31, 2010 were $1,289,287 representing a decrease of $127,763 (11%).  The decrease is primarily attributable to a decrease in marketing and administrative expense current year.

Other income(expense). Other income (expense) amounted to ($1,472,305) for the year ended December 31, 2011 as compared to ($907,740) for the year ended December 31, 2010  The change is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the year ended December 31, 2011 was $2,613,866, as compared to a net loss of $2,196,195 for the same period in the prior fiscal year, representing an increased loss of $417,671.  The primary reason for this is an increase in loss recognized on settlement of shares issued for debt.

PLAN OF OPERATION

In 2011 we have continued to diversify our activities. We plan to engage more in value added services to complement our bioterrorism detection technologies. We supply chemical, biological, radiological, nuclear, explosive (CBRNE), and mold detection equipment.

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

Our working capital deficit at December 31, 2011 was $4,337,067.  Our independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2011. We require approximately $1.9 million to repay indebtedness including interest in the next 12 months. The following provides the principal terms of our outstanding debt as of December 31, 2011:

♦ One loan from three unaffiliated parties, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes.  As of December 31, 2011, we have $610,721 accrued for including interest relating to this matter.

♦ One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At December 31, 2011, there was $161,000 principal amount (and $110,658 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

♦ One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between us and this third party, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At December 31, 2011, there was $71,500 principal amount (and $34,709 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

♦ One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum.  As of December 31, 2011 we owed $70,500 in interest.  We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

♦ One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due on June 27, 2007 with an interest rate of 12.5% per annum.  As of December 31, 2011 we owed $859 in interest.  We did not make our scheduled payment on June 27, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

♦  One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12% per annum.  As of December 31, 2011, we owed $3,280 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

♦  One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31,2010 with an interest rate of 12% per annum.  As of December 31, 2011, we owed $540 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

♦  One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12% per annum.  As of December 31, 2011, we owed $468 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

♦  One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12% per annum.  As of December 31, 2011, we owed $217 in interest.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

Management continues to take steps to address the Company's liquidity needs. Management continues to seek extensions with respect to debt past due. Management also may seek additional extensions with respect to these notes and the Company's debt as it becomes due. In addition, management may continue to convert some portion of the principal amount and interest on our debt into shares of common stock.   During 2011, the Company issued 3,995,995,423 shares of its common stock for an aggregate value of $1,934,644 to satisfy outstanding debt and accrued interest.

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. During the years ended December 31, 2011 and 2010, the Company received gross proceeds of approximately $0.3 million and $0.1 million, respectively, from the sale of equity and debt securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

Our financial statements and related notes are set forth at pages 26 through 44.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Detection Technology

We have audited the accompanying consolidated balance sheets of Universal Detection Technology and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Detection Technology at December 31, 2011 and 2010, and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, CA
May 10, 2012

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

ASSETS
	As of
	December 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$2,062	$987
Accounts Receivable, net	1,099	1,099
Inventory	28,560	936
Prepaid expenses	-	-

Total current assets	31,721	3,022

Deposits	21,300	21,300
Equipment, net	3,374	5,451

Total assets	$56,395	$29,773

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade	$1,165,975	$1,189,824
Accrued liabilities	632,960	635,761
Unearned Revenue	11,878	-
Accrued payroll - officers	902,481	783,410
Notes payable - related party	466,870	340,074
Notes payable	443,514	874,394
Shares to be Issued	-	-
Accrued interest expense	745,110	725,692

Total current liabilities	4,368,788	4,549,155

Long term notes payable	309,625	-

Total liabilities	4,678,413	4,549,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, no par value, 20,000,000,000 shares authorized, 7,659,024,525 and 2,253,029,102 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	38,112,311	35,601,080
Additional paid-in-capital	5,313,089	5,313,089
Accumulated deficit	(48,047,417)	(45,433,551)

Total stockholders' deficit	(4,622,017)	(4,519,382)

Total liabilities and stockholders' deficit	$56,396	$29,773

See accompanying notes to the consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the years ended December 31,
	2011	2010

REVENUE, NET	$245,109	$5,368
COST OF GOODS SOLD	225,146	4,536

GROSS PROFIT	19,963	832

OPERATING EXPENSES:
Selling, general and administrative	1,112,458	1,138,902
Marketing	45,554	139,447
Depreciation and amortization	3,512	10,938

Total expenses	1,161,524	1,289,287

LOSS FROM OPERATIONS	(1,141,561)	(1,288,455)

OTHER INCOME (EXPENSE):
Interest income (expense)	(55,485)	(154,664)
Other income	42,500	11,250
Loss on settlement of debt	(1,459,320)	(764,326)

Total other expenses	(1,472,305)	(907,740)

NET LOSS	$(2,613,866)	$(2,196,195)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:	$(0.0005)	$(0.0015)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,024,930,967	1,461,711,527

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, DECEMBER 31, 2009	-	$-	1,020,051,351	$33,907,469	$5,313,089	$(43,237,356)	$(4,016,798)

Stock issued for conversion of debt	-	-	996,977,751	1,289,370	-	-	1,289,370
Stock issued for services	-	-	236,000,000	404,241	-	-	404,241
Net loss for the year						(2,196,195)	(2,196,195)

BALANCE, DECEMBER 31, 2010	-	-	2,253,029,102	35,601,080	5,313,089	(45,433,551)	(4,519,382)

Stock issued for conversion of debt	-	-	3,995,995,423	1,934,642	-	-	1,934,642
Stock issued for services	-	-	1,410,000,000	576,589	-	-	576,589
Net loss for the year						(2,613,866)	(2,613,866)

BALANCE, DECEMBER 31, 2011	-	$-	7,659,024,525	$38,112,311	$5,313,089	$(48,047,417)	$(4,622,017)

See accompanying notes to consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,613,866)	$(2,196,195)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	576,588	404,241
Loss on settlement of debt	1,459,320	764,326
Depreciation	3,512	10,938
Changes in operating assets and liabilities:
Inventory	(27,624)	3,181
Accounts receivable	-	2,527
Prepaid expenses	-	7,678
Deposits	-	-
Stock to be issued	-
Unearned Revenue	11,878
Accounts payable and accrued liabilities	147,906	595,935

Net cash used in operating activities	(442,286)	(407,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,435)	(3,013)
Decrease (increase) in restricted cash	-	-

Net cash (used) provided by investing activities	(1,435)	(3,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party	592,256	318,828
Proceeds from notes payable	318,000	112,000
Payments on notes payable - related party	(465,460)	(20,826)

Net cash provided by financing activities	444,796	410,002

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,075	(380)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	987	1,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,062	$987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax	$3,200	$-
Interest Paid	$-	$526

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for settlement of debt and accrued interest	$1,934,642	$890,118
Shares issued for prepaid expenses	$-	$88,000

See accompanying notes to the consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

GOING CONCERN AND MANAGEMENT'S PLANS

As of December 31, 2011, the Company had a working capital deficit of $4,337,067  During the year ended December 31, 2011, the Company incurred net losses of $2,613,866 and had an accumulated deficit of $48,047,418 as of December 31, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Management has taken certain steps to provide the Company with necessary capital to continue its operations. These steps include: 1) actively seeking additional funding in the form of unsecured indebtedness and 2) seeking to increase revenues from product sales.

During 2010 and 2011, the Company entered into various agreements to sell shares of its common stock to third parties in order to convert its debts to the respective parties.  In 2010, 996,977,751 shares were issued in the aggregate amount of $1,289,370.  In 2011, 3,995,995,423 shares were issued in the aggregate amount of $1,934,642.

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

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform with the current year’s presentation, none of which had an impact on total assets, stockholders’ equity (deficit), net loss, or net loss per share.

ADVERTISING EXPENSES
The Company expenses advertising costs as incurred. During the years ended December 31, 2011 and 2010, the Company did not have significant advertising costs.

PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION
Property and equipment, consisting of office furniture and equipment, leasehold improvements and lab testing equipment, is recorded at cost less accumulated amortization and depreciation respectively. Depreciation and amortization is provided for on the straight-line method over the estimated useful lives of the assets, generally three to five years or over the term of the lease.

	2011	2010

Equipment	$4,448	$55,012
Furniture	-0-	64,669
Leasehold Improvements	-0-	25,444
	4,448	145,125
Accumulated Depreciation	(1,074)	(139,674)
Fixed Assets, Net of Depreciation	$3,374	$5,451

Total depreciation expense was $3,512 and $10,938 for the years ended December 31, 2011 and 2010, respectively.  During 2011, The Company wrote-off $142,112 in fixed asset no longer in service.  The accumulated depreciation on the assets was $142,122 and no gain or loss was recognized on the disposal.

STOCK BASED COMPENSATION TO OTHER THAN EMPLOYEES
Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

EARNINGS PER COMMON SHARE
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for -34,000 and 539,750 shares at December 31, 2011 and 2010, respectively, because the effect of each is antidilutive.

CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers all short term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

INCOME TAXES
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2011, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

SEGMENT REPORTING
ASC 280 (previously SFAS No. 131), Disclosures about segments of an enterprise and related information, which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of  selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.  In 2011 and 2010, the Company operated in one segment.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only.

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

NOTE 3 - ACCRUED LIABILITIES

The accrued liabilities consist of the following at December 31, 2011 and 2010:

	2011	2010
Loan Fees Payable	$68,600	$68,600
Deferred Rent	2,827	8,608
Accrued expenses	150,033	$68,600
Accrued Settlement (Refer to Note 9)	411,500	411,500
TOTAL ACCRUED LIABILITIES	$632,960	$635,761

The loan fees payable consists of the following: $68,600 is the value of 300,000 shares payable to third parties in connection with certain loan fees.

NOTE 4 - ACCRUED PAYROLL – OFFICERS

Accrued payroll – officers as of December 31, 2011 and 2010 is comprised of accrued payroll to the officers of the company amounting to $902,481 and $783,410, respectively.  This payable is interest free, unsecured and due on demand.

NOTE 5 - NOTES PAYABLE, RELATED PARTY

During the year ended December 31, 2011, the Company borrowed a total of $592,256 from its president and chief executive officer under various written and oral promissory note agreements executed by the Company.  The notes had interest rates of 0%.  The Company repaid notes totaling $465,460 and interest of $-0-. As of December 31, 2011, $466,869 in principal and $1,392 in interest was due under the above and prior year loans.

During the year ended December 31, 2010, the Company borrowed a total of $318,828 from its president and chief executive officer under promissory notes executed by the Company.  The notes had interest rates ranging from 0% to12%.  The Company repaid notes totaling $20,826 and interest of $526.  As of December 31, 2010, $340,075 in principal and $639 in interest was due.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2011:

Notes payable to individuals, subject to contingent settlement agreement and summary judgment, interest at 11.67% per annum, principal and interest due January 1, 2006, in default, unsecured	$95,740

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due July 2005, in default, unsecured	161,000

Note payable, subject to settlement agreement, interest at 9.17% per annum, principal and interest due July 2005, unsecured	71,500

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due December 2005, unsecured	100,000

Note payable, interest at 12.5%, due June 2007, verbally extended, unsecured	1,500

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	9,940

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	1,638

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	1,420

Note payable, interest at 12% per annum, due September 2010, verbally extended, unsecured	776

Note payable, interest at 12% per annum, due April 2014, verbally extended, unsecured	14,625

Note payable, interest at 12% per annum, due July 2014, verbally extended, unsecured	50,000

Note payable, interest at 12% per annum, due August 2014, verbally extended, unsecured	40,000

Note payable, interest at 12% per annum, due August 2014, verbally extended, unsecured	35,000

Note payable, interest at 12% per annum, due November 2014, verbally extended, unsecured	60,000

Note payable, interest at 12% per annum, due November 2014, verbally extended, unsecured	60,000

Note payable, interest at 12% per annum, due December 2014, verbally extended, unsecured	50,000

Total Notes Payable	$753,139

Less: Current Portion:	(443,514)

Long-Term Notes payable	$309,625

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Notes payable consisted of the following at December 31, 2010:

Notes payable to individuals, subject to contingent settlement agreement and summary judgment, interest at 11.67% per annum, principal and interest due January 1, 2006, in default, unsecured	$95,740

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due July 2005, in default, unsecured	161,000

Note payable, subject to settlement agreement, interest at 9.17% per annum, principal and interest due July 2005, unsecured	71,500

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due December 2005, unsecured	100,000

Note payable, interest at 12.5%, due June 2007, verbally extended, unsecured	1,500

Note payable, interest at 12% per annum, due January 2010, verbally extended, unsecured	4,000

Note payable, interest at 12% per annum, due January 2010, verbally extended, unsecured	8,000

Note payable, interest at 12% per annum, due January 2010, verbally extended, unsecured	5,000

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	9,940

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	1,638

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	1,420

Note payable, interest at 12% per annum, due May 2011, unsecured	9,000

Note payable, interest at 12% per annum, due June 2011, unsecured	18,940

Note payable, interest at 12% per annum, due September 2011, unsecured	40,000

Note payable, interest at 12% per annum, due July 2011, unsecured	25,940

Note payable, interest at 12% per annum, due September 2010, verbally extended, unsecured	776

Note payable, interest at 12% per annum, due November 2009 and verbally extended, unsecured	45,000

Note payable, interest at 12% per annum, due October 2010, verbally extended, unsecured	20,000

Note payable, interest at 12% per annum, due November 2009 and verbally extended, unsecured	50,000

Note payable, interest at 12% per annum, due December 2009 and verbally extended, unsecured	90,000

Note payable, interest at 12% per annum, due January 2010, verbally extended, unsecured	25,000

Note payable, interest at 12% per annum, due May 2010, verbally extended, unsecured	23,000

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	30,000

Note payable, late charge at 15%, due May 2010, verbally extended, unsecured	2,000

Note payable, interest at 12% per annum, due May 2011, unsecured	35,000

Total Notes Payable	$874,394

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The interest expense for the years ended December 31, 2011 and December 31, 2010 is $55,485 and $154,664, respectively.

The Company entered into a contingent settlement agreement on July 26, 2004 related to $440,765 of notes payable to individuals and related accrued interest. In July 2004, the Company paid a total of $73,333 towards the debt and agreed to pay a total of $298,667, including interest through January 2006 in full payment. The Settlement Agreement provides for an accelerated payment schedule at the Company's option, which would reduce the total payment made by the Company by approximately $12,000. The Company defaulted on the two remaining payments totaling $80,000 at which time the entire remaining balance became due, including default interest and legal fees.  The Company currently has accrued $514,881 for interest and legal fees (included in the accrued interest of $754,781 as of December 31, 2011) in addition to the $95,740 principal balance (included in the notes payable of $769,839 as of December 31, 2011).

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $200,000 plus accrued interest. The parties agreed to settle the debt for $261,000 payable as follows: Twelve consecutive payments of $12,500 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $95,000 payable on July 31, 2005; and a one-time interest payment of $16,000 on July 31, 2005. This agreement includes an additional $7,500 as inducement to the note holder to enter into the extended agreement, which was amortized as a loan fee over the term of the agreement.  Scheduled payments were not made on the note and the company is currently in default.   The Company currently has accrued $110,656 for interest (included in the accrued interest of $754,781 as of December 31, 2011) in addition to the $161,000 principal balance (included in the notes payable of $769,839 as of December 31, 2011.

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $100,000 plus accrued interest. The parties agreed to settle the debt for $130,800 payable as follows: Twelve consecutive payments of $6,000 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $50,500 payable on July 31, 2005; and a one-time interest payment of $8,300 on July 31, 2005. The Company has recognized a $38,610 gain on forgiveness of accrued interest related to this transaction.  Scheduled payments were not made on the note and the company is currently in default.  The Company currently has accrued $34,709 for interest (included in the accrued interest of $754,781 as of December 31, 2011) in addition to the $71,500 principal balance (included in the notes payable of $769,839 as of December 31, 2011.

NOTE 7 - EQUITY

PREFERRED STOCK
The Company is authorized to issue up to 20,000,000 shares of preferred stock, $.01 par value per share in series to be designated by the Board of Directors.

COMMON STOCK

CONVERSION OF DEBT
During 2011, the Company entered into various agreements to convert $439,255 of principal and $36,019 of accrued interest into 3,995,995,423 shares of common stock.  The fair market value of the stock on the dates of agreement and issuance was $1,934,644.  The Company recorded a loss on settlement of debt of $1,459,321.

During 2010, the Company entered into various agreements to convert $474,549  of principal and $50,495 of accrued interest into 996,977,751 shares of common stock.  The fair market value of the stock on the dates of agreement and issuance was $1,289,370.  The Company recorded a loss on settlement of debt of $764,326.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

STOCK ISSUED FOR SERVICES
During the year ended December 31, 2011, the Company issued an aggregate of 1,149,013,074 shares of its common stock to various employees of the Company as compensation.  The shares were valued at a total of $438,678.

During the year ended December 31, 2011, the Company entered into various agreements for strategic business planning, financial advisory, investor relations, and professional and public relations services.  As compensation for the services rendered, the Company issued 260,986,926 shares of common stock, valued at $137,912, the fair market value of the stock on the day of issuance.

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

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

On October 27, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan II (the “2011-II Plan”).  The 2011-II Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 1,200,000,000 shares of its common stock for awards to be made under the 2011-II Plan. 975,000,000 of the shares under this plan have been issued.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

WARRANTS

There were no warrants granted during 2011 and 2010.

The following table summarizes the activity of options and warrants under all agreements and plans for the two years ended December 31, 2011 and 2010:

			Weighted
			Average	Aggregate
	Number of		Exercise	Intrinsic
	Options	Warrants	Price	Value
Outstanding, December 31,
2009	539,750	-	7

Granted	-	-	-
Exercised	-	-	-
Expired/cancelled	-	-	-

Outstanding, December 31,
2010	539,750	-	7

Granted	-	-	-
Exercised	-	-	-
Expired/cancelled	(505,750)	-	-

Outstanding, December 31,
2011	34,000	-	2	-

Options:

The Company adopted ASC 718 (previously SFAS No. 123-R) effective July 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the year ended December 31, 2011 includes compensation expense for all stock-based compensation awards vested during year ended December 31, 2011 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As there were no options granted or vested since the implementation of ASC 718, no expense has been recorded during the year ended December 31, 2010.

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

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The following table summarizes information about stock options and warrants outstanding at December 31, 2011:

OPTIONS AND WARRANTS
	OUTSTANDING			EXERCISABLE

WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
RANGE OF		REMAINING	AVERAGE		AVERAGE
EXERCISE	NUMBER	CONTRACTUAL	EXERCISE	NUMBER	EXERCISE
PRICES	OUTSTANDING	LIFE-YEARS	PRICE	EXERCISABLE	PRICE

$66	34,000	1.63	66	34,000	66
	-			-
	34,000	1.63	66	34,000	66

NOTE 8 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2011 and 2010 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

	2011	2010

Computed expected income tax provision (benefit)	$851,053	$(698,838)
Increase in allowance for doubtful accounts	-	-
Net operating loss carryforward	826,141	793,726
Increased
Accrued liabilities	40,484	(98,398)
Allowance for doubtful accounts	(17,000)	-
Non-deductible meals & entertainment	1,428	815
Depreciation	-0-	2,695

Income tax provision (benefit)	$-	$-

The components of the deferred tax assets and (liabilities) as of December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Temporary differences:
Depreciation	$-0-		$(2,180)
Accrued liabilities	(46,757)		(871)
Allowance for bad debt	-0-		(21,200)
Net operating loss carryforward	15,471,495		14,499,564
Valuation allowance	(15,818,252)		(14,475,313)

Net long-term deferred tax asset	$-	$

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Accrued expenses	$47,628	$115,762
Allowance for bad debt	21,200	-
Accumulated Depreciation	2,180	3,170

Increase in net operating loss carryforward	971,830	933,795
Change in valuation allowance	(1,042,939)	(1,052,727)
	$-	$-

As of December 31, 2011, the Company has net operating losses carryforwards of approximately $ 33,600,000  expiring in 2012 through 2026.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LITIGATION

a)
On May 15, 2002, Walt Disney World Co. commenced action in the Los Angeles Superior Court against the Company and a former wholly-owned subsidiary (WALT DISNEY WORLD CO. V. POLLUTION RESEARCH AND CONTROL CORP. AND DASIBI ENVIRONMENTAL CORP. (Case No. BC 274013 Los Angeles Superior Court) for amounts due in connection with unpaid rent. A judgment was entered for $411,500. No amounts have been paid in connection with the judgment. As of December 31, 2011, $411,500 has been accrued.

b)
A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes.  On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”).  On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006.  The Company has accrued for this settlement.  The Company entered into a settlement agreement in the third quarter of 2004 with each of these three parties.  Pursuant to this agreement, at June 30, 2005, the Company was required to pay an additional $80,000 as full payment of our obligations.  The Company did not make this payment and are in default of these notes.  As of December 31, 2011 and 2010, The Company has $610,621 and  $559,303 accrued for including interest relating to this matter.

c)
On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff’s Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449.  Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid.  In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff.  As of December 31, 2011, $28,098 was due under the agreement and included in accounts payable in the accompanying balance sheet as of December 31, 2011.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

d)
On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc.  v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.’s Complaint alleged breach of contract, and requested damages in the amount of $111,014 plus interest at the legal rate and for costs of suit.  A Summary Judgment was granted in NBGI’s favor and Judgment has been entered.  No payments have been made on this judgment and no actions to enforce the judgment have been taken against the Company.

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

f)
On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties have exchanged initial disclosures, and the matter has been set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs.  The cash payments will be made in equal monthly payments over 7 months commencing on August 31, 2011.  In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms.  The Company issued stock with a fair market value of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement.  $70,331 is included in the accounts payable in the accompanying balance sheet as of December 31, 2011, for the settlement agreement.

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

On August 23, 2004, the Company entered into an amendment of the employment agreement with its President and Chief Executive Officer. The amendment provides that $100,000 of the Officer's annual salary shall be accrued as payable until such time as the Company has the financial resources to pay any or all of the accrued amount. The agreement also provides for salary increases of 5% per year commencing January 1, 2006, and an extension of the term of the agreement until December 31, 2012. In addition, automobile cost is limited to a maximum of $2,500 per month and the Company will reimburse the officer for individual life insurance premiums up to $1,000 per month and for health insurance premiums and related expenses.

The Company is obligated to make certain minimum salary payments as follows:

YEAR ENDING DECEMBER 31,

2012	$335,024
$335,024

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

OPERATING LEASES

On June 1, 2009, the Company entered into a lease agreement to lease office space commencing June 1, 2009 through May, 31, 2012.

Minimum annual lease payments under this lease are as follows:

2012	34,479

$34,479

Rent expense was $79,059 and $87,024 for 2011 and 2010, respectively.

NOTE 10 - SUBSEQUENT EVENTS

During the first quarter of 2012, the Company issued an aggregate of 2,195,000,000 of shares of common stock to its employees and consultants valued at $439,000.

During the first quarter of 2012, the Company issued an aggregate of 7,700,000,000 of share of common stock to its President and CEO valued at $770,000 in connection payment of accrued salary and outstanding debt.

During the first quarter of 2012, the Company issued an aggregate of 705,358,142 shares valued at $106,250 to convert $28,125 of principal and $2,500 of interest per various agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date as of the end of the reporting period covered by the Company's Annual Report on Form 10-K, December 31, 2011. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2011 Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of the end of the period covered by this report, such internal controls over financial reporting were not effective to control deficiencies that constituted material weaknesses.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affect our internal controls and that may be considered to be a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board included the lack of a fully functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting. In addition, our Chief Executive Officer and Acting Chief Financial Officer identified a lack of sufficient internal accounting and book keeping staff and accountability. Because of the Company's severe cash constraints, there are no employees or contractors dedicated solely to the functions of book keeping or accounting.  In addition, the Company's current personnel lack sufficient skills, training and experience in the review process in order to ensure the complete and proper application of generally accepted accounting principles. In addition, the Company can only afford to retain its outside accountants to review the books and records of the Company on a quarterly basis and in connection with the annual audit of financial statements, whereas more timely and increased periodic reviews would be beneficial to the Company's internal controls over financial reporting pending development of an internal accounting staff. These material weaknesses were identified by our Chief Executive Officer and Acting Chief Financial Officer in connection with the review of our financial statements as of December 31, 2011.

In addition, Management has identified the following internal control deficiencies:

●	We did not have formal policies governing accounting transactions and financial reporting processes;
●	We did not have a consistent process involving the entry of transactions into the Company's financial recordation system by dedicated personnel;
●
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

        Management is in the process of developing and implementing remediation plans to address its material weaknesses. Management has identified specific remedial actions to address the material weaknesses described above:

         ●     Augment existing Company resources with additional consultants or employees to improve the recording of accounting transactions. The Company plans to hire additional personnel once the Company has achieved further commercialization of its products and is generating more revenue, or has raised significant additional working capital;

         ●     Improve oversight by management by creating a system of periodic and monthly reviews of financial transactions and the recordation of transactions into the Company's financial recordation system;

         ●      Adopt an audit committee charter delineating the committee’s duties with respect to the review and oversight of the Company's financial statements, auditors and audit process; and

         ●      Retain the services of the Company's outside accountants for periodic and intermittent review of the Company's financial data outside of the quarterly and annual procedures for the preparation of quarterly and annual reports and financial statements, upon the Company obtaining capital or generating additional revenue.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business experience of our directors, executive officers, and key employees as of May 8, 2012:

Name	Age	Position
Jacques Tizabi	40	President, Chief Executive Officer, Acting Chief Financial Officer, Director, and Secretary

Matin Emouna (1)	41	Director

Tom Sepenzis	41	Director

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

Business Experience

JACQUES TIZABI has been the Chief Executive Officer, President and Chairman of the Board of Directors of our Company since October 2001, Acting Chief Financial Officer since May 2003 and Secretary since May 2008. Mr. Tizabi spends on average 40-50 hours per week providing services to us. He oversees all material aspects of the Company’s operations.

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

Involvement in Certain Legal Proceedings

Except as set forth below, none of the directors or executive officers have, during the past ten years:

●
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

●	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
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
●
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

●
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated ;

●
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

●
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
●
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

In May 2005 and in October 2005, respectively the NASD notified Mr. Tizabi that he was suspended and subsequently permanently barred from registering with a broker-dealer.

In 2004, our CEO, Mr. Jacques Tizabi, was a registered representative and principal in an NASD registered broker-dealer. In November 2004, Mr. Tizabi decided to leave the brokerage business at which time the broker-dealer filed a Form U-5, Uniform Termination Notice for Securities Industry Registration.  Contemporaneously therewith, the NASD was conducting its routine examination of the broker-dealer pursuant to which Mr. Tizabi cooperated by responding to the NASD requests for information.  Mr. Tizabi and the broker-dealer were never accused of any wrongdoing and after terminating his relationship with the broker-dealer and leaving the brokerage industry, Mr. Tizabi notified the NASD that he no longer would respond to the NASD in a representative capacity of the broker-dealer.  Mr. Tizabi was made aware that his actions could be a violation of Rule 8210 and result in a suspension or bar from further registering with a broker dealer. Mr. Tizabi was suspended and barred because he failed to continue to respond to the NASD’s investigation; not because of any substantive securities violation.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours.  Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file.  To our knowledge, based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2011, we believe our executive officers, directors and greater than ten percent shareholders of our common stock complied with all Section 16(a) filing requirements applicable to them except that Mr. Jacques Tizabi did not timely file one report on Form 4 pertaining to a transaction dated July 20, 2011. The relevant report was filed on August 1, 2011.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for the fiscal years ended December 31, 2011 and 2010.  The following table summarizes all compensation for fiscal years 2011 and 2010 received by our Chief Executive Officer.  No other executive officer earned in excess of $100,000 in fiscal year 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
Jacques Tizabi, President, CEO, Acting CFO	2011	$319,071	--	--	--	--	--	--	$319,071
Jacques Tizabi, President, CEO, Acting CFO	2010	$303,877	--	--	--	--	--	--	$303,877

The salary amounts listed in the table above were not paid, but are accrued. On August 1, 2011, we issued 500,000,000 shares of our common stock to Mr. Tizabi in exchange for the conversion and in-full satisfaction of previously accrued but unpaid salary owed to Mr. Tizabi in the amount of $200,000. On February 13, 2012, we issued 7,700,000,000 shares of our common stock to Mr. Tizabi in exchange for the conversion and in-full satisfaction of (i) previously accrued but unpaid salary owed to Mr. Tizabi in the amount of $450,000 and (ii) $320,000 in principal and interest outstanding under certain notes payable by the Company to Mr. Tizabi.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information regarding outstanding equity awards granted to our CEO.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

	Option Awards		Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised earned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units, or other rights that have not vested ($)
Jacques Tizabi	34,000	- - -	- - -	$66.00	Aug 2013
All option awards listed above are fully vested as of December 31, 2010.

DIRECTOR COMPENSATION
Director Compensation for Fiscal Year 2011

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jacques Tizabi (1)
Matin Emouna		$60,000					$60,000
Tom Sepenzis (2)

(1)	All compensation received by Mr. Tizabi in fiscal year 2011 is disclosed in the Summary Compensation Table above. Mr. Tizabi received no compensation as a director in fiscal year 2011.
(2)	Mr. Sepenzis received no compensation as a director in fiscal year 2011.

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

Mr. Tizabi has agreed that he will defer payment of all accrued but unpaid bonus or salary, or other compensation payable to him in excess of $150,000 per year, beginning in 2005 until future years. In 2009, Mr. Tizabi received the following as a reduction of the accrual of his unpaid bonus or salary since 2005:  127,386,666 shares of the Company’s common stock with a fair market value of $392,160 on the date of issuance along with cash payments or payments made by the Company on behalf of Mr. Tizabi totaling $158,257. On August 1, 2011, we issued 500,000,000 shares of our common stock to Mr. Tizabi in exchange for the conversion and in-full satisfaction of previously accrued but unpaid salary owed to Mr. Tizabi in the amount of $200,000. On February 13, 2012, we issued 7,700,000,000 shares of our common stock to Mr. Tizabi in exchange for the conversion and in-full satisfaction of (i) previously accrued but unpaid salary owed to Mr. Tizabi in the amount of $450,000 and (ii) $320,000 in principal and interest outstanding under certain notes payable by the Company to Mr. Tizabi.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth information as of May 8, 2012, relating to the ownership of our common and preferred stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of each class of our capital stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.  The address of each person listed is in care of Universal Detection Technology, 340 N. Camden Drive, Suite 302, Beverly Hills, California 90210.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)

Jacques Tizabi, President, CEO, Acting CFO, Director	8,327,420,666 (2)	45.61%
Matin Emouna	600,000,000	3.28%
Tom Sepenzis	0	0
All current directors and executive officers as a group (3 members)	8,927,420,666	48.89%

(1)
Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership with respect to the number of shares of our common stock actually outstanding at May 8, 2012.  As of May 8, 2012, we had 18,259,372,299 common shares, no par value, outstanding.

(2)	Includes 34,000 shares that may be acquired upon the exercise of fully vested options.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Described below are certain transactions or series of transactions since January 1, 2010 between us and our executive officers, directors and the beneficial owners of five percent or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

During the year ended December 31, 2011, the Company borrowed a total of $592,256 from Mr. Tizabi, its president and chief executive officer, under various written and oral promissory note agreements executed by the Company.  The notes had interest rates of 0%.  The Company repaid notes totaling $465,460 and interest of $-0-. As of December 31, 2011, $466,869 in principal and $1,392 in interest was due.

For the period from January 1, 2012 through May 8, 2011, the Company borrowed a total of $77,082 from its president and chief executive officer under promissory notes executed by the Company.  The notes had interest rates ranging from 12% to 12.5%. The Company repaid notes totaling $62,709 and interest of $363. In addition, on February 13, 2012, we issued 7,700,000,000 shares of our common stock to Mr. Tizabi in exchange for the conversion and in-full satisfaction of (i) previously accrued but unpaid salary owed to Mr. Tizabi in the amount of $450,000 and (ii) $320,000 in principal and interest outstanding under certain notes payable by the Company to Mr. Tizabi.

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

AUDIT FEES
Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Kabani & Company, our independent registered public accountants, in the fiscal years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010

Audit Fees	$40,000	40,000
Audit-Related Fees (quarterly reports)	18,000	18,000
Tax Fees	-	-
All Other Fees	-	-
	$58,000	58,000

Audit Fees

The aggregate fees billed by Kabani & Company for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010, were approximately $40,000 and $40,000, respectively.

Audit-Related Fees

The aggregate fees billed by Kabani & Company for assurance and related services rendered by Kabani & Company that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2011 and 2019 were $18,000 and $18,000, respectively.

Tax Fees

No fees were billed by Kabani & Company for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011 and 2010.

All Other Fees

No other fees were billed by Kabani & Company for the fiscal years ended December 31, 2011 and 2010.

ITEM 15. EXHIBITS

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Documents filed as a part of this report:

(1)	Financial Statements

The financial statements of Universal Detection Technology and its subsidiaries for the periods ended December 31, 2011 and 2010 and Kabani & Company’s report dated May 8, 2012.

(2)	Financial Statement Schedules

Not required.

(b) Exhibits:

3.1	Articles of Incorporation of Universal Detection Technology (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2011).

3.2	Amended and Restated Bylaws of the Registrant*.

4.1	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 31, 2005).

4.2	2006 Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File Number 333-131783) filed on February 13, 2006).

4.3	2006 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File Number 333-135507) filed on June 30, 2006).

4.4	2006-II Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File Number 333-138923) filed on November 22, 2006).

4.5	2007 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-142158) filed on April 17, 2007).

4.6	2007 Equity Incentive Plan (effective May 30, 2007) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-143530) filed on June 6, 2007).

4.7	2007 Equity Incentive Plan (effective June 21, 2007) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-144084) filed on June 27, 2007).

4.8	2007-2 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-144583) filed on July 13, 2007).

4.9	2007-3 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-146438) filed on October 2, 2007).

4.10	2007-4 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-147097) filed on November 2, 2007).

4.11	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-149169) filed on February 11, 2008).

4.12	2008 Equity Incentive Plan II (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File Number 333-150400) filed on May 27, 2008).

4.13	2008 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-152297) filed on July 11, 2008).

4.14	2008 Equity Incentive Plan IV (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-153371) filed on September 8, 2008).

4.15	2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-157461) filed on February 23, 2009).

4.16	2009 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-159289) filed on May 15, 2009).

4.17	2009 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-163963) filed on November 6, 2009).

4.18	2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-174010) filed on May 6, 2011).

4.19	2011 Equity Incentive Plan II (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement (File No. 333-177555) filed on October 27, 2011).

10.1
Employment Agreement by and between the Company and Jacques Tizabi dated September 25, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2002, filed on May 20, 2002).

10.2
Amendment to Employment Agreement of Jacques Tizabi, dated August 23, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, filed on November 22, 2004).

10.3
Letter of Engagement dated August 19, 2005, between Trilogy Capital Partners, Inc. and Universal Detection Technology (incorporated by reference to the Company's Current Report on Form 8-K filed on September 28, 2005).

10.4	Stock Purchase Warrant issued to Trilogy Capital Partners (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on February 14, 2006).

10.5	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 20, 2009)

10.6	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009)

10.7	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009)

10.8	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed on April 15, 2010)

10.9	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 24, 2010)

10.10	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 23, 2010)

10.11	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 19, 2010)

10.12	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011).

10.13	Commercial Property Lease dated June 1, 2009 (incorporated by reference to Exhibit 10.20 of the Company’s Amended Annual Report on form 10-K/A filed on November 17, 2010)

10.14
Agreement with Morphix Technologies dated March 8, 2010 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011).

10.15
Agreement with Mirion Technologies (MPGI), Inc. dated February 22, 2011 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011).

10.16
Agreement Advnt Biotechnologies, LLC Value Added Reseller (VAR) Agreement dated September 21, 2010 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011).

10.17
Agreement with Detrick Lawrence Corporation dated April 7, 2011 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011).

10.18
Agency Agreement with APP Systems Services PTE LTD dated March 15, 2011 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011).

10.19	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed on May 20, 2011).

10.20	Form of Note Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2011).

10.21	Form of Note Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 22, 2011).

10.22	Form of Note Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed on November 16, 2011).

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 31, 2004).

23.1	Consent of Independent Registered Public Accounting Firm *.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101	XBRL Exhibits*
_________________
* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2012	UNIVERSAL DETECTION TECHNOLOGY

By:	/s/ Jacques Tizabi
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

Date: May 10, 2012	/s/ Jacques Tizabi
Jacques Tizabi, President, Chief Executive
Officer, Acting Chief Financial Officer, and Chairman of the Board of Directors

Date: May 10, 2012	/s/ Tom Sepenzis
Tom Sepenzis, Director

Date: May 10, 2012	/s/ Matin Emouna
Matin Emouna, Director