Form 10-Q
period 2012-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2012-05-21
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2012

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of May 18, 2012, there were 18,159,381,667 shares of common stock outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

	As of
	March 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,873	$2,062
Accounts Receivable,net	1,099	1,099
Inventory	4,756	28,560

Total current assets	8,728	31,721

Deposits	21,300	21,300
Equipment, net	3,152	3,374

Total assets	$33,180	$56,395

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade	$1,166,582	$1,165,974
Accrued liabilities	617,049	632,960
Unearned Revenue	1,553	11,878
Accrued payroll - officers	536,237	902,481
Notes payable - related party	24,516	466,870
Notes payable	443,514	443,514
Accrued interest expense	774,658	745,110

Total current liabilities	3,564,109	4,368,787

Long term notes payable	481,500	309,625

Total liabilities	4,045,609	4,678,412

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, no par value, 20,000,000,000 shares authorized, 18,159,381,667 and 7,659,024,525 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	39,308,383	38,112,311
Additional paid-in-capital	5,313,089	5,313,089
Accumulated deficit	(48,633,901)	(48,047,417)

Total stockholders' deficit	(4,012,429)	(4,622,017)

Total liabilities and stockholders' deficit	$33,180	$56,395

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	For the three months ended March 31,
	2012	2011

REVENUE, NET	$33,639	$2,305
COST OF GOODS SOLD	27,184	1,925

GROSS PROFIT	6,455	380

OPERATING EXPENSES:
Selling, general and administrative	440,753	169,370
Marketing	9,470	682
Depreciation and amortization	222	1,922

Total expenses	450,445	171,974

LOSS FROM OPERATIONS	(443,990)	(171,594)

OTHER INCOME (EXPENSE):
Interest income (expense)	(32,048)	(27,384)
Other income	-	-
Loss on settlement of debt	(110,446)	(505,422)

Total other expenses	(142,494)	(532,806)

NET LOSS	$(586,484)	$(704,400)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:	$(0.00004)	$(0.00024)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,284,695,639	2,931,097,299

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	For the three months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(586,484)	$(704,400)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	285,001	-
Loss on settlement of debt	110,446	505,422
Depreciation	222	1,922
Changes in operating assets and liabilities:
Inventory	23,804	(32)
Accounts receivable	-	(275)
Prepaid expenses	-	-
Deposits	-	-
Stock to be issued	-	30,780
Unearned Revenue	(10,325)	-
Accounts payable and accrued liabilities	100,501	117,384

Net cash used in operating activities	(76,835)	(49,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party	50,423	51,159
Proceeds from notes payable	200,000	-
Payments on notes payable - related party	(172,777)	(2,000)

Net cash provided by financing activities	77,646	49,159

NET DECREASE IN CASH AND CASH EQUIVALENTS	811	(40)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,062	987

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,873	$947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax	$-	$3,200.00
Interest Paid	$-	$-

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$141,071	$671,475
Shares issued for settlement of debt and accrued payroll - related party	$770,000	$-

See accompanying notes to the unaudited consolidated condensed financial statements.

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

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2011 Form 10-K filed on May 10, 2012 with the U.S. Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of Universal Detection Technology and its wholly-owned subsidiaries Nutek, Inc. (“Nutek”) and Logan Medical Devices, Inc. (“Logan”). The two subsidiaries are currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior period balances to conform to the current year presentation.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $48,633,901 as of March 31, 2012, including a net loss of $586,484 during the three months period ended March 31, 2012.

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

During the first three months of 2012, the Company sold detection kits under various purchase agreements for $33,639. The Company also entered into various agreements to issue 705,357,142 shares of its common stock to third parties in order to convert outstanding debt to the respective parties.  The value of the stock issued in consideration for the debt conversion was $141,071.  The Company issued 770,000,000 shares of its common stock to its President and CEO to satisfy outstanding debt and accrued salary valued at $770,000.

NOTE 4.	NOTES PAYABLE

During the three month period ended March 31, 2012, the Company borrowed an aggregate of $200,000 from third parties under various promissory note agreements.  The promissory notes all bear interest at 12.0% per annum, and are due on or before February 21, 2014.  No principal or interest payments have been made on these notes.  As of March 31, 2012 and December 31, 2011, the Company had total notes payable amounting to $925,014 and $753,139 respectively

The interest expense on these notes payable for the three months ended March 31, 2012 and 2011 amounted to $32,048 and $27,384, respectively.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.	EQUITY TRANSACTIONS

Issuance of Common Stock

During the three month period ended March 31, 2012, the Company issued an aggregate of 5,995,000,000 shares of common stock to employees for services rendered to the Company. The Company recorded the expense at the fair market value of the shares of $675,000. A total of 4,500,000,000 of the 5,995,000,000 shares of common stock were issued to the Company’s president and CEO for accrued and unpaid salary owed to him. The fair market value of the shares issued to the Company’s president and CEO was $450,000.

The Company issued 600,000,000 shares of common stock for an aggregate amount of $60,000 during the three month period ended March 31, 2012 for payment of consulting or other professional fees. During the three month period ended March 31, 2012, the Company entered into various agreements to convert $30,625 of debt and accrued interest into 705,357,142 shares of common stock. The fair market value of the stock on the dates of agreement and issuances was $141,071. The Company recorded a related loss on settlement of debt of $110,446.

In addition to the above issuances, the Company also issued 3,200,000,000 shares common stock to its president and CEO for payment of outstanding debt.

Stock Split

A majority of shareholders approved a resolution providing the Company’s Board of Directors with the authority to effect a one-for-twenty-thousand (1:20,000) reverse stock split for stockholders of record as of March 13, 2012.   The reverse split will result in 907,969 shares outstanding.   The reserve split will take effect upon the filing of an amendment to the Company’s Articles of Incorporation with the Secretary of State of California.  The Company is in the process of filing the required documentation. However, the accompanying consolidated financial statements are not effected by reverse stock split.

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

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On October 27, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan (The “2011-II Plan”.) The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 1,200,000,000 shares of its common stock for awards to be made under the Plan. 975,000,000 of the shares under this plan have been issued.

Common stock purchase options consisted of the following as of March 31, 2012:

	# shares	Weighted Average Exercise Price	Aggregated Intrinsic Value
Options:
Outstanding and exercisable, December 31, 2011	34,000	$66	$-
Granted	-		-
Exercised	-		-
Expired			-
Outstanding and exercisable, March 31, 2012	34,000	$66	$-

NOTE 6.	INCOME TAXES

Our effective tax rates were approximately (0.0%) and (0.0%) for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to, net operating loss carry-forwards available to offset current and future taxable income.

NOTE 7.	COMMITMENTS AND CONTINGENCIES

The Company was involved in the following litigations:

a)
On May 15, 2002, Walt Disney World Co. commenced action in the Los Angeles Superior Court against the Company and a former wholly-owned subsidiary (WALT DISNEY WORLD CO. V. POLLUTION RESEARCH AND CONTROL CORP. AND DASIBI ENVIRONMENTAL CORP. (Case No. BC 274013 Los Angeles Superior Court) for amounts due in connection with unpaid rent. A judgment was entered for $411,500. No amounts have been paid in connection with the judgment. As of March 31, 2012, $411,500 has been accrued.

b)
A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes.  On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”).  On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006.  The Company has accrued for this settlement.  The Company entered into a settlement agreement in the third quarter of 2004 with each of these three parties.  Pursuant to this agreement, at June 30, 2005, the Company was required to pay an additional $80,000 as full payment of our obligations.  The Company did not make this payment and are in default of these notes.  As of March 31, 2012 and December 31, 2011 the Company has $623,448 and $610,621, respectively, accrued for including interest relating to this matter which is part of notes payable and accrued interest in the accompanying balance sheet as of March 31, 2012 and December 31, 2011.

c)
On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff’s Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449.  Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid.  In exchange, Plaintiff would release all of its claims against UDT.  As of September 30, 2011, $28,098 was due under the agreement and is included in the accounts payable in the accompanying balance sheet as of March 31, 2012.

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

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

f)
On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties have exchanged initial disclosures, and the matter has been set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs.  The cash payments will be made in equal monthly payments over 7 months commencing on August 31, 2011.  In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms.  The Company issued stock with a fair market value of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement.  $57,926 is included in the accounts payable in the accompanying balance sheet as of September 30, 2011, for the settlement agreement.

NOTE 8.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, the Company issued 4,500,000,000 shares of common stock to its president and CEO to convert $450,000 of accrued but unpaid salary to him.

During the three months ended March 31, 2012, the Company borrowed an aggregate of $50,423 in principal with no interest due and repaid $492,776 in principal payments to its president and CEO. A total of $172,776 was repaid in cash and $320,000 was repaid through the issuance of 3,200,000,00 shares of its common stock. As of March 31, 2012, $24,516 in principal and $1,580 in interest were due.

During the year ended December 31, 2011, the Company borrowed a total of $592,256 from its president and chief executive officer under various written promissory note agreements executed by the Company and under oral agreements. The agreement and notes had interest rates of 0%. The Company repaid notes totaling $465,460 and interest of $-0- to its president and chief executive officer, $320,000 of which was repaid through the issuance of common stock and $145,460 of which was repaid in cash. As of December 31, 2011, $466,869 in principal and $1,392 in interest was due to its president and chief executive officer.

NOTE 9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 16, 2012, which is the date the financial statements were available to be issued.

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

In the first quarter of 2012 we realized revenues of $33,639 from sales. We have incurred losses for the three months ended March 31, 2012 and 2011 in the approximate amounts of $586,484 and $704,400, respectively, and have an accumulated deficit of $48.6 million as of March 31, 2012. At March 31, 2012, we were in default on certain debt obligations totaling approximately $327,240 in addition to accumulated interest of approximately $775,000. We require approximately $3.5 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

General and Administrative Expenses; Selling Expenses

During the three months ended March 31, 2012 we spent an aggregate of $440,753 on selling, general and administrative expenses and marketing expenses. This amount represents a 160.2% increase over the comparable prior year period. The increase is principally attributable to an increase in stock based compensation.

Working Capital Deficit

Our working capital deficit at March 31, 2012, was $3,555,381. Our independent auditors' report dated May 8, 2012, which is included in our Annual Report on Form 10-K for the year ended December 31, 2011, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2011. We will require approximately $3.5 million to repay indebtedness in the next 12 months. We can make no assurances that such amount will be available to the Company.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

Revenue.  Total revenue for the three months ended March 31, 2012 was $33,639, as compared to revenue of $2,305 for the same period in the prior fiscal year, an increase of $31,334.  The increase is primarily due to an increased number of detection unit sales.

Operating Expenses. Total operating expenses for the three months ended March 31, 2012 were $450,445, as compared to total operating expenses of $171,974 for the three months ended March 31, 2011, representing a increase of $278,471 (161.9%)  Total selling, general and administrative expenses including marketing expenses for the three months ended March 31, 2012 were $440,753 representing an increase of $271, 383 (200%)  for the same period in the prior fiscal year. These increases are principally due to an increase in stock based compensation .

Other income (expense). Other income (expense) amounted to $142,494) for the three months ended March 31, 2012 as compared to ($532,806) for the corresponding period of the prior year, representing an decrease of $390,312 (73.2%).  The decreased expense is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the three months ended March 31, 2012 was $586,484, as compared to a net loss of $704,400 for the same period in the prior fiscal year, representing a decrease in loss of 117,916 (16.7%)  The primary reason for this change is a decrease in loss recognized on the settlement of shares issued for debt.

LIQUITY AND CAPITAL RESOURCES

We require approximately $3.5 million to repay indebtedness including interest in the next 12 months. We do not anticipate that our cash on hand or anticipated revenues from operations will be adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our available capital during the next 12 months principally will be used for:

•	administrative expenses, including salaries of officers and other employees we plan to hire;
•	repayment of debt;
•	sales and marketing;
•	product development, testing and manufacturing; and
•	expenses of professionals, including accountants and attorneys.

Our working capital deficit at March 31, 2012 was $3,555,381.  Our independent auditors’ report dated May 8, 2012, which is included in our Annual Report on Form 10-K for the year ended December 31, 2011, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2011.

The following provides principal terms of our outstanding debt as of March 31, 2012:

o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes.  As of March 31, 2012, we have $623,448 accrued for including interest relating to this matter.

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2012, there was $161,000 principal amount (and $114,283 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2012, there was $71,500 principal amount (and $34,709 in interest). We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum.  As of March 31, 2012, we owed $71,500 in interest.  We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due June 27, 2007 with an interest rate of 12.5% per annum.  As of March 31, 2012, we owed $906 in interest.  We did not make our scheduled payment on June 27, 2007.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $9,940 in principal and $3,309 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $1,638 in principal and $590 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $1,420 in principal and $511 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $776 in principal balance and $240 in interest.  We did not make our scheduled payment on September 3, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 25, 2014 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $36,500 in principal and $1,095 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on August 8, 2014 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $40,000 in principal and $3,200 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on August 16, 2014 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $35,000 in principal and $2,625 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 11, 2014 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $60,000 in principal and $3,000 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 21, 2014 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $60,000 in principal and $2,400 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on December 20, 2014 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $50,000 in principal and $1,500 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 26, 2015 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $50,000 in principal and $1,000 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 31, 2015 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $50,000 in principal and $1,500 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on February 16, 2015 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $60,000 in principal and $900 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on February 21, 2015 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $40,000 in principal and $600 in interest.

o One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $275 due on September 14, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $275 in principal and $98 in interest.  We did not make our scheduled payment on September 14, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $506 due on October 6, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $506 in principal and $138 in interest.  We did not make our scheduled payment on October 6, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $174 due on October 8, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $174 in principal and $68 in interest.  We did not make our scheduled payment on October 8, 2010, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $5,318 due on March 30, 2010 with an interest rate of 12.0% per annum.  As of March 31, 2012, we owed $5,318 in principal and $1,276 in interest.  We did not make our scheduled payment on March 30, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. During the three months ended March 31, 2012, we have entered into agreements to convert $30,625 of debt into 705,357,142 shares of common stock valued at $141,071.

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

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs. The Company was responsible to pay 50% of the cash payments, the other 50% of which was the responsibility of a second defendant. The cash payments were scheduled to be made in equal monthly payments over 7 months commencing on August 31, 2011. In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. The Company issued stock with a fair market value of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement. As of May 18, 2012, out of the $42,500 cash payments that the Company was responsible for under the settlement agreement, it has paid $25,979.18 and owes $16,520.82. This balance due is for the February 28, 2012 and part of the January 31, 2012 payments. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2012, we issued the following securities that were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

•
During the three months ended March 31, 2012, we entered into agreements to issue 705,357,142 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $110,446 as follows:

•
On February 1, 2012, we issued 348,214,285 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $69,643. The price per share of the conversion was $0.0002.

•
On February 1, 2012, we issued 357,142,857 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $71,429. The price per share of the conversion was $0.0002.

•	During the three months ended March 31, 2012, we entered into agreements to issue 8,300,000,000 shares of common stock to our CEO and one of our directors valued at approximately $830,000 as follows:
•	On February 14, 2012, we issued 4,500,000,000 shares of common stock to the president & CEO to convert outstanding unpaid salary valued at $450,000. The price per share of the conversion was $0.0001.
•	On February 14, 2012, we issued 3,200,000,000 shares of common stock to the president & CEO to convert outstanding debt valued at $320,000. The price per share of the conversion was $0.0001.
•	On February 14, 2012, we issued 600,000,000 shares of common stock to a director of the Company to compensate for prior services valued at $60,000. The price per share was $0.0001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have defaulted upon the following senior securities:

•
One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make scheduled payments and are in default of these notes. As of March 31, 2012, we have $623,448 accrued for including interest relating to this matter.

•
One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2012, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of March 31, 2012, we owed $114,283 in interest on this note.

•
One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2012, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of March 31, 2012, we owed $34,709 in interest on this note.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

During the three months ended March 31, 2012, we entered into agreements to issue 705,357,142 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $141,071.  See Items 2 with respect to the individual conversion terms and issuances. Such issuances constituted in excess of 5% of our issued and outstanding common stock.

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  EXHIBITS

Exhibit List

Exhibit Number	Description
3.1	Articles of Incorporation of Universal Detection Technology, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2011).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 15, 2002).
4.1	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 31, 2005).
4.2	2006 Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-131783) filed on February 13, 2006).
4.3	2006 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-135507) filed on June 30, 2006).
4.4	2006-II Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-138923) filed on November 22, 2006).
4.5	2007 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-142158) filed on April 17, 2007).
4.6	2007 Equity Incentive Plan (effective May 30, 2007) (incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 6, 2007).
4.7	2007 Equity Incentive Plan (effective June 21, 2007) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-144084) filed on June 27, 2007).
4.8	2007-2 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-144583) filed on July 13, 2007).
4.9	2007-3 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-146438) filed on October 2, 2007).
4.10	2007-4 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-147097) filed on November 2, 2007).
4.11	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-149169) filed on February 11, 2008).
4.12	2008 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-150400) filed on May 27, 2008).
4.13	2008 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-152297) filed on July 11, 2008).
4.14	2008 Equity Incentive Plan IV (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-153371) filed on September 8, 2008).
4.15	2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-157461) filed on February 23, 2009).
4.16	2009 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-159289) filed on May 15, 2009).
4.17	2009 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-162963) filed on November 6, 2009).
4.18	2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-174010) filed on May 6, 2011).
4.19	2011 Equity Incentive Plan II (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement (File No. 333-177555) filed on October 27, 2011).
10.1	Form of Note Conversion Agreement*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DETECTION TECHNOLOGY

Dated: May 21, 2012	By:	/s/ Jacques Tizabi
Jacques Tizabi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)