Form 10-Q
period 2012-06-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2012-08-20
CIK 763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of August 20, 2012, there were 920,997 shares of common stock outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(UNAUDITED)

ASSETS
	As of
	June 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents	$2,388	$2,062
Accounts Receivable,net	1,099	1,099
Inventory	497	28,560
Prepaid expenses	–	–

Total current assets	3,984	31,721

Deposits	21,300	21,300
Equipment, net	2,929	3,374

Total assets	$28,213	$56,395

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable, trade	$1,182,667	$1,165,974
Accrued liabilities	629,856	632,960
Unearned Revenue	5,075	11,878
Accrued payroll - officers	619,993	902,481
Notes payable - related party	18,620	466,870
Notes payable	473,514	443,514
Accrued interest expense	809,299	745,110

Total current liabilities	3,739,024	4,368,787

Long term notes payable	481,500	309,625

Total liabilities	4,220,524	4,678,412

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	–	–
Common stock, no par value, 20,000,000,000 shares authorized, 907,969 and 382,951 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	39,308,383	38,112,311
Additional paid-in-capital	5,313,089	5,313,089
Accumulated deficit	(48,813,783)	(48,047,417)

Total stockholders' deficit	(4,192,311)	(4,622,017)

Total liabilities and stockholders' deficit	$28,213	$56,395

See accompanying notes to the unaudited consolidated  condensed financial statements.

 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

 FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	For the six months ended June 30,
	2012	2011
REVENUE, NET	$56,184	$32,813
COST OF GOODS SOLD	45,345	36,483

GROSS PROFIT	10,839	(3,670)

OPERATING EXPENSES:
Selling, general and administrative	590,155	517,252
Marketing	9,470	18,325
Depreciation and amortization	445	2,719

Total expenses	600,070	538,296

LOSS FROM OPERATIONS	(589,231)	(541,966)

OTHER INCOME (EXPENSE):
Interest income (expense)	(66,689)	(50,301)
Other income	–	–
Loss on settlement of debt	(110,446)	(1,085,826)
Total other expenses	(177,135)	(1,136,127)

NET LOSS	$(766,366)	$(1,678,093)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:	$(0.97489)	$(9.5043)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	786,102	176,561

 Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated  condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	For the three months ended June 30,
	2012	2011
REVENUE, NET	$22,545	$30,508
COST OF GOODS SOLD	18,161	34,558

GROSS PROFIT	4,384	(4,050)

OPERATING EXPENSES:
Selling, general and administrative	149,402	347,882
Marketing	–	17,643
Depreciation and amortization	223	797

Total expenses	149,625	366,322

LOSS FROM OPERATIONS	(145,241)	(370,372)

OTHER INCOME (EXPENSE):
Interest (expense) / income	(34,641)	(22,917)
Other income	–	–
Loss on settlement of debt	–	(580,404)

Total other expenses	(34,641)	(603,321)

NET LOSS	$(179,882)	$(973,693)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:	$(0.19811)	$(4.72121)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	907,969	206,238

 Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated  condensed financial statements.

 UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	For the six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(766,366)	$(1,678,093)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	285,001	50,312
Loss on settlement of debt	110,446	1,085,826
Depreciation	445	2,719
Changes in operating assets and liabilities:
Inventory	28,063	(4,620)
Accounts receivable	–
Prepaid expenses	–	(52,447)
Deposits	–	–
Stock to be issued	–	154,048
Unearned Revenue	(6,803)	60,888
Accounts payable and accrued liabilities	247,790	183,487

Net cash used in operating activities	(101,424)	(197,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	–
Decrease (increase) in restricted cash	–	–

Net cash (used) provided by investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party	81,727	256,475
(Payments on)/proceeds from notes payable	230,000	23,000
Payments on notes payable - related party	(209,977)	(67,550)

Net cash provided by financing activities	101,750	211,925

NET DECREASE IN CASH AND CASH EQUIVALENTS	326	14,045

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,062	987

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,388	$15,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income tax	$–	$3,200
Interest Paid	$–	$–

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$141,071	$1,309,756
Shares issued for settlement of debt and accrued payroll - related party	$770,000	$

 See accompanying notes to the unaudited consolidated financial statements.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for us beginning in the fourth quarter of 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012. We do not expect the adoption will have a significant impact on our consolidated condensed financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only. We do not expect the adoption will have a significant impact on our consolidated condensed financial statements.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $48,813,783 as of June 30, 2012, including a net loss of $766,366 during the six months period ended June 30, 2012.

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

During the first six months of 2012, the Company sold detection kits under various purchase agreements for $56,184. The Company also entered into various agreements to issue 35,267 shares of its common stock to third parties in order to convert outstanding debt to the respective parties. The value of the stock issued in consideration for the debt conversion was $141,071. The Company issued 38,500 shares of its common stock to its President and CEO to satisfy outstanding debt and accrued salary valued at $770,000.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4.	NOTES PAYABLE

During the six month period ended June 30, 2012, the Company borrowed an aggregate of $230,000 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.0% per annum, and are due on or before February 21, 2014. No principal or interest payments have been made on these notes. As of June 30, 2012 and December 31, 2011, the Company had total notes payable amounting to $955,014 and $753,139 respectively

The interest expense on these notes payable for the six months ended June 30, 2012 and 2011 amounted to $66,689 and $50,301, respectively.

NOTE 5.	EQUITY TRANSACTIONS

Issuance of Common Stock

During the six month period ended June 30, 2012, the Company issued an aggregate of 299,750 shares of common stock to employees for services rendered to the Company. The Company recorded the expense at the fair market value of the shares of $675,000. A total of 225,000 of the 299,750 shares of common stock were issued to the Company’s president and CEO. The fair market value of the shares issued to the Company’s president and CEO was $450,000.

The Company issued 30,000 shares of common stock for an aggregate amount of $60,000 during the six month period ended June 30, 2012 for payment of consulting or other professional fees.

During the six month period ended June 30, 2012, the Company entered into various agreements to convert $30,625 of debt and accrued interest into 35,267 shares of common stock. The fair market value of the stock on the dates of agreement and issuances was $141,071. The Company recorded a related loss on settlement of debt of $110,446.

In addition to the above issuances, the Company also issued 160,000 shares of common stock to its president and CEO for payment of outstanding debt.

Stock Split

A majority of shareholders approved a resolution providing the Company’s Board of Directors with the authority to effect a one-for-twenty-thousand (1:20,000) reverse stock split of the Company’s common stock for stockholders of record as of March 13, 2012. The reverse stock split took effect July 5, 2012 which resulted in 919,218 shares outstanding.

Stock Options

On February 11, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan (“the Plan”). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 15,000 shares of common stock for awards to be made under the Plan. 15,000 shares reserved under this plan have been issued.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On April 29, 2008, the Board of Directors adopted the 2008-2 Equity Incentive Plan (“the Plan”). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 16,500 shares of common stock for awards to be made under the Plan. 16,342 of the shares reserved under this plan have been issued.

On July 1, 2008, the Board of Directors adopted the 2008-3 Equity Incentive Plan (“the Plan”). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 125 shares of common stock for awards to be made under the Plan. 125 of the shares reserved under this plan have been issued.

On September 2, 2008, the Board of Directors adopted the 2008-4 Equity Incentive Plan (“the Plan”). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 190 shares of common stock for awards to be made under the Plan. 190 of the shares reserved under this plan have been issued.

On February 15, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan (the “Plan.”) The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are no it connection with the offer and sale of securities in a capital raising transactions. The company initially reserved 500 shares of its common stock for awards to be made under the Plan. 500 of the shares reserved under this plan have been issued.

On May 15, 2009, the Board of Directors adopted the 2009-2 Equity Incentive Plan (The “Plan”.) The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 3,000 shares of its common stock for awards to be made under the Plan. 2,980 of the shares under this plan have been issued.

On November 6, 2009, the Board of Directors adopted the 2009-3 Equity Incentive Plan (The “Plan”.) The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 10,000 shares of its common stock for awards to be made under the Plan. 10,000 of the shares under this plan have been issued.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On May 6, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan (The “Plan”.) The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 30,000 shares of its common stock for awards to be made under the Plan. 30,000 of the shares under this plan have been issued.

On October 27, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan (The “2011-II Plan”.) The Plan provides for the granting of the nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to their employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 60,000 shares of its common stock for awards to be made under the Plan. 60,000 of the shares under this plan have been issued.

Common stock purchase options consisted of the following as of June 30, 2012:

		Weighted Average	Aggregated
		Exercise	Intrinsic
	# shares	Price	Value
Options:
Outstanding and exercisable, December 31, 2011	2	$1,320,000	$-
Granted	-		-
Exercised	-		-
Expired			-
Outstanding and exercisable, June 30, 2012	2	$1,320,000	$-

NOTE 6.	INCOME TAXES

Our effective tax rates were approximately (0.0%) and (0.0%) for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to net operating loss carry-forwards available to offset current and future taxable income.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7.	COMMITMENTS AND CONTINGENCIES

The Company was involved in the following litigations:

a)	On May 15, 2002, Walt Disney World Co. commenced action in the Los Angeles Superior Court against the Company and a former wholly-owned subsidiary (WALT DISNEY WORLD CO. V. POLLUTION RESEARCH AND CONTROL CORP. AND DASIBI ENVIRONMENTAL CORP. (Case No. BC 274013 Los Angeles Superior Court) for amounts due in connection with unpaid rent. A judgment was entered for $411,500. No amounts have been paid in connection with the judgment. As of June 30, 2012, $411,500 has been accrued.

b)	A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. The Company has accrued for this settlement. The Company entered into a settlement agreement in the third quarter of 2004 with each of these three parties. Pursuant to this agreement, at June 30, 2005, the Company was required to pay an additional $80,000 as full payment of our obligations. The Company did not make this payment and are in default of these notes. As of June 30, 2012 and December 31, 2011 the Company has $636,275 and $610,621, respectively, accrued for including interest relating to this matter which is part of notes payable and accrued interest in the accompanying balance sheet as of June 30, 2012 and December 31, 2011.

c)	On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff’s Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. As of September 30, 2011, $28,098 was due under the agreement and is included in the accounts payable in the accompanying balance sheet as of June 30, 2012.

d)	On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.’s Complaint alleged breach of contract, and requested damages in the amount of $111,014 plus interest at the legal rate and for costs of suit. No payments have been made on this judgment and no actions to enforce the judgment have been taken against UDT.

e)	On June 24, 2010, Plaintiff Meyers Associates, L.P. commenced an action in the Supreme Court of the State of New York, New York County, entitled Meyers Associates, L.P. v. Universal Detection Technology ("UDT"), case No. 108321/10. The complaint alleges breach of contract and damages related to performance by Meyers Associates, L.P. ("Meyers") of an investment banking services agreement dated December 22, 2005 and UDT's alleged failure to compensate Meyers for such services under the terms of the agreement. Plaintiff seeks damages in the amount of approximately $116,000 plus an award of court costs and attorneys fees. In October 2010, Plaintiff filed a Notice of Motion for Default Judgment against UDT and filed a Request for Judicial Intervention in connection therewith. The Company has not received any further communication regarding this action and does not know if a default judgment was granted.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

f)	On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties have exchanged initial disclosures, and the matter has been set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs. The cash payments will be made in equal monthly payments over 7 months commencing on August 31, 2011. In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. The Company issued stock with a fair market value of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement.

As of August 16, 2012, out of the cash payments that the Company was responsible for under the settlement agreement, $8,520.82 is still owed and unpaid. This balance due is for part of the February 28, 2012 payment. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

NOTE 8.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, the Company issued 225,000 shares of common stock to its president and CEO to convert $450,000 of accrued but unpaid salary to him.

During the six months ended June 30, 2012, the Company borrowed an aggregate of $81,726 in principal with no interest due and repaid $529,976 in principal payments to its president and CEO. A total of $209,976 was repaid in cash and $320,000 was repaid through the issuance of 160,000 shares of its common stock. As of June 30, 2012, $18,620 in principal and $1,768 in interest were due.

During the year ended December 31, 2011, the Company borrowed a total of $592,256 from its president and chief executive officer under various written promissory note agreements executed by the Company and under oral agreements. The agreement and notes had interest rates of 0%. The Company repaid notes totaling $465,460 and interest of $-0- to its president and chief executive officer. As of December 31, 2011, $466,869 in principal and $1,392 in interest was due to its president and chief executive officer.

NOTE 9.	SUBSEQUENT EVENTS

In July 2012, the Company issued 11,250 shares to a consultant valued at $3,000.

In July 2012, the Company effected a one-to-twenty-thousand (1:20,000) reverse stock split that resulted in 919,218 shares outstanding.

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

In the second quarter of 2012 we realized revenues of $22,545 from sales. We have incurred losses for the three months ended June 30, 2012 and 2011 in the approximate amounts of $179,882 and $973,693, respectively, and have an accumulated deficit of $48.8 million as of June 30, 2012. At June 30, 2012, we were in default on certain debt obligations totaling approximately $328,240 in addition to accumulated interest of approximately $809,000. We require approximately $3.7 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

General and Administrative Expenses; Selling Expenses

During the three months ended June 30, 2012 we spent an aggregate of $149,402 on selling, general and administrative expenses and marketing expenses. This amount represents a 59% decrease over the comparable prior year period. The decrease is principally attributable to a decrease in stock based compensation.

During the six months ended June 30, 2012 we spent an aggregate of $590,155 on selling, general and administrative expenses and marketing expenses. This amount represents a 16% increase over the comparable prior year period. The increase is principally attributable to an increase in stock based compensation.

Working Capital Deficit

Our working capital deficit at June 30, 2012, was $3,735,040. Our independent auditors' report dated May 8, 2012, which is included in our Annual Report on Form 10-K for the year ended December 31, 2011, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2011. We will require approximately $3.7 million to repay indebtedness in the next 12 months. We can make no assurances that such amount will be available to the Company.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011.

Revenue. Total revenue for the three months ended June 30, 2012 was $22,545, as compared to revenue of $30,508 for the same period in the prior fiscal year, a decrease of $7,963 (26%). The decrease is primarily due to a decreased number of detection unit sales.

Operating Expenses. Total operating expenses for the three months ended June 30, 2012 were $149,625, as compared to total operating expenses of $366,322 for the three months ended June 30, 2011, representing a decrease of $216,967 (59.1%) Total selling, general and administrative expenses including marketing expenses for the three months ended June 30, 2012 were $149,402 representing a decrease of $216,123 (59.1%) for the same period in the prior fiscal year. These decreases are principally due to a decrease in stock based compensation.

Other income (expense). Other income (expense) amounted to ($34,641) for the three months ended June 30, 2012 as compared to ($603,321) for the corresponding period of the prior year, representing a decrease of $568,680 (94.2%) The decreased expense is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss. Net loss for the three months ended June 30, 2012 was $179,882, as compared to a net loss of $973,693 for the same period in the prior fiscal year, representing a decrease in loss of $791,811 (81.5%) The primary reason for this change is a decrease in loss recognized on the settlement of shares issued for debt.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011.

Revenue. Total revenue for the six months ended June 30, 2012 was $56,184, as compared to revenue of $32,813 for the same period in the prior fiscal year, an increase of $23,371 (71.2%). The increase is primarily due to an increased number of detection unit sales.

Operating Expenses. Total operating expenses for the six months ended June 30, 2012 were $600,070, as compared to total operating expenses of $538,296 for the six months ended June 30, 2011, representing an increase of $61,774 (11.4%). Total selling, general and administrative expenses including marketing expenses for the six months ended June 30, 2012 were $599,625 representing an increase of $64,048 (12.0%) for the same period in the prior fiscal year. These increases are principally due to an increase in stock based compensation.

Other income (expense). Other income (expense) amounted to ($117,135) for the six months ended June 30, 2012 as compared to ($1,136,127) for the corresponding period of the prior year, representing a decrease of $958,992 (84.4%) The decreased expense is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss. Net loss for the six months ended June 30, 2012 was $766,366, as compared to a net loss of $1,678,093 for the same period in the prior fiscal year, representing a decrease in loss of $911,727 (54.3%) The primary reason for this change is a decrease in loss recognized on the settlement of shares issued for debt.

LIQUITY AND CAPITAL RESOURCES

We require approximately $3.7 million to repay indebtedness including interest in the next 12 months. We do not anticipate that our cash on hand or anticipated revenues from operations will be adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our available capital during the next 12 months principally will be used for:

• administrative expenses, including salaries of officers and other employees we plan to hire;

• repayment of debt;

• sales and marketing;

• product development, testing and manufacturing; and

• expenses of professionals, including accountants and attorneys.

Our working capital deficit at June 30, 2012 was $3,735,040. Our independent auditors’ report dated May 8, 2012, which is included in our Annual Report on Form 10-K for the year ended December 31, 2011, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2011.

The following provides principal terms of our outstanding debt as of June 30, 2012:

o One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of June 30, 2012, we have $636,275 accrued for including interest relating to this matter.

o One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30,2012, there was $161,000 principal amount (and $117,911 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30,2012, there was $71,500 principal amount (and $34,709 in interest). We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31,2006 with an interest rate of 12% per annum. As of June 30,2012, we owed $76,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due June 27, 2007 with an interest rate of 12.5% per annum. As of June 30, 2012, we owed $953 in interest. We did not make our scheduled payment on June 27, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $9,940 in principal and $3,607in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31, 2010 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $1,638 in principal and $640 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $1,420 in principal and $554 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $776 in principal balance and $264 in interest. We did not make our scheduled payment on September 3, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 25, 2014 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $36,500 in principal and $2,190 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on August 8, 2014 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $40,000 in principal and $4,400 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on August 16, 2014 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $35,000 in principal and $3,675 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 11, 2014 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $60,000 in principal and $4,800 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 21, 2014 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $60,000 in principal and $4,200 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on December 20, 2014 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $50,000 in principal and $3,000 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 26, 2015 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $50,000 in principal and $ 2,500in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 31, 2015 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $50,000 in principal and $2,500 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on February 16, 2015 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $60,000 in principal and $2,700 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on February 21, 2015 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $40,000 in principal and $1,800 in interest.

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 15, 2012 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $40,000 in principal and $94 in interest.

o One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $275 due on September 14, 2010 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $275 in principal and $106 in interest. We did not make our scheduled payment on September 14, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $506 due on October 6, 2010 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $506 in principal and $153 in interest. We did not make our scheduled payment on October 6, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $174 due on October 8, 2010 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $174 in principal and $73 in interest. We did not make our scheduled payment on October 8, 2010, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o One loan from the President & CEO evidenced by a promissory note in the aggregate principal amount of $5,318 due on March 30, 2010 with an interest rate of 12.0% per annum. As of June 30, 2012, we owed $5,318 in principal and $1,436 in interest. We did not make our scheduled payment on March 30, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. During the six months ended June 30, 2012, we have entered into agreements to convert $30,625 of debt into 35,267 shares of common stock valued at $141,071.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is also our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date as of the end of the period covered by this Quarterly Report.

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

Additional Disclosure Concerning Controls and Procedures.

We currently believe that the Company has material weaknesses in its disclosure controls and procedures. We will continue to work in the coming weeks and months to address such weaknesses. We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to make changes in our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) could be significant and still we may not achieve significant improvements in our disclosure controls and procedures. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the accuracy and timeliness of the filing of our annual and periodic reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, on November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs. The Company was responsible to pay 50% of the cash payments, the other 50% of which was the responsibility of a second defendant. The cash payments were scheduled to be made in equal monthly payments over 7 months commencing on August 31, 2011. In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. The Company issued stock with a fair market value of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement. As of August 16, 2012, out of the cash payments that the Company was responsible for under the settlement agreement, $8,520.82 is still owed and unpaid. This balance due is for part of the February 28, 2012 payment. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were not issuances to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted upon the following senior securities:

•	One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make scheduled payments and are in default of these notes. As of August 20, 2012, we have $636,725 accrued for including interest relating to this matter.

•	One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At August 20, 2012, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of August 20, 2012, we owed $117,912 in interest on this note.

•	One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At August 20, 2012, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of August 20, 2012, we owed $34,709 in interest on this note.

ITEM 4. MINE SAFETY DISCLOSURES

We have no disclosure applicable to this item.

ITEM 5. OTHER INFORMATION

(a)	We have no disclosure applicable to this item.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

Exhibit List

Exhibit Number	Description
3.1	Articles of Incorporation of Universal Detection Technology, as amended *
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 15, 2002).
4.1	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 31, 2005).
4.2	2006 Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-131783) filed on February 13, 2006).
4.3	2006 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-135507) filed on June 30, 2006).
4.4	2006-II Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-138923) filed on November 22, 2006).
4.5	2007 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-142158) filed on April 17, 2007).
4.6	2007 Equity Incentive Plan (effective May 30, 2007) (incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 6, 2007).

4.7	2007 Equity Incentive Plan (effective June 21, 2007) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-144084) filed on June 27, 2007).
4.8	2007-2 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-144583) filed on July 13, 2007).
4.9	2007-3 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-146438) filed on October 2, 2007).
4.10	2007-4 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-147097) filed on November 2, 2007).
4.11	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-149169) filed on February 11, 2008).
4.12	2008 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-150400) filed on May 27, 2008).
4.13	2008 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-152297) filed on July 11, 2008).
4.14	2008 Equity Incentive Plan IV (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-153371) filed on September 8, 2008).
4.15	2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-157461) filed on February 23, 2009).
4.16	2009 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-159289) filed on May 15, 2009).
4.17	2009 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-162963) filed on November 6, 2009).
4.18	2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-174010) filed on May 6, 2011).
4.19	2011 Equity Incentive Plan II (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement (File No. 333-177555) filed on October 27, 2011).
10.1	Form of Note Conversion Agreement*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data Files
101.INS	XBRL Instance document**
101.SCH	XBRL Schema**
101.CAL	XBRL Calculation Linkbase**
101.DEF	XBRL Definition Linkbase**
101.LAB	XBRL Label Linkbase**
101.PRE	XBRL Presentation Linkbase**

* Filed herewith.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2012

UNIVERSAL DETECTION TECHNOLOGY

/s/ Jacques Tizabi

Jacques Tizabi,

President, Chief Executive Officer (Principal
Executive Officer), and Acting Chief Financial
Officer (Acting Principal Financial Officer)

