Form 10-Q/A
period 2012-06-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2012-09-06
CIK 763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment No. 1”) to Universal Detection Technology’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to amend Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to correct an error in the second paragraph under “General and Administrative Expenses; Selling Expenses” and an error in the fifth paragraph under “Results of Operations.”

No other changes have been made to the Form 10-Q. This Amendment No. 1 is presented as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after that date, and, except as state above, does not modify or update in any way the disclosures made in the Form 10-Q.

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

During the six months ended June 30, 2012 we spent an aggregate of $590,155 on selling, general and administrative expenses and marketing expenses. This amount represents a 12% increase over the comparable prior year period. The increase is principally attributable to an increase in stock based compensation.

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

Net loss. Net loss for the three months ended June 30, 2012 was $179,882, as compared to a net loss of $973,693 for the same period in the prior fiscal year, representing a decrease in loss of $793,811 (81.5%) The primary reason for this change is a decrease in loss recognized on the settlement of shares issued for debt.

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

LIQUIDITY AND CAPITAL RESOURCES

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

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 6, 2012

UNIVERSAL DETECTION TECHNOLOGY

/s/ Jacques Tizabi

Jacques Tizabi,

President, Chief Executive Officer (Principal
Executive Officer), and Acting Chief Financial
Officer (Acting Principal Financial Officer)

