Form 10-Q
period 2012-09-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2012-11-19
CIK 763950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2012

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of November 16, 2012, there were 1,224,732 shares of common stock outstanding.

 FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

	As of
	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,637	$2,062
Accounts Receivable,net	1,099	1,099
Other Receivable	150,000	-
Inventory	1,069	28,560
Total current assets	154,805	31,721

Deposits	21,300	21,300
Equipment, net	2,707	3,374
Total assets	$178,812	$56,395

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, trade	$1,203,561	$1,165,974
Accrued liabilities	660,730	632,960
Unearned revenue	5,075	11,878
Accrued payroll - officers	702,614	902,481
Notes payable - related party	-	466,870
Notes payable	490,382	443,514
Accrued interest expense	843,786	745,110
Total current liabilities	3,906,148	4,368,787

Long term notes payable	481,500	309,625
Total liabilities	4,387,648	4,678,412

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, no par value, 20,000,000,000 shares authorized, 1,023,954 and 382,951 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	39,439,839	38,112,311
Additional paid-in-capital	5,563,089	5,313,089
Accumulated deficit	(49,211,764)	(48,047,417)
Total stockholders' deficit	(4,208,836)	(4,622,017)
Total liabilities and stockholders' deficit	$178,812	$56,395

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	For the nine months ended September 30,
	2012	2011

REVENUE, NET	$70,716	$146,332
COST OF GOODS SOLD	56,499	144,960
GROSS PROFIT	14,217	1,372

OPERATING EXPENSES:
Selling, general and administrative	939,083	783,014
Marketing	9,470	39,394
Depreciation and amortization	3,059	3,110
Total operating expenses	951,612	825,518

LOSS FROM OPERATIONS	(937,395)	(824,146)

OTHER INCOME (EXPENSE):
Interest expense	(116,506)	(73,980)
Other income	-	42,500
Loss on settlement of debt	(110,446)	(1,329,461)
Total other expenses	(226,952)	(1,360,941)

NET LOSS	$(1,164,347)	$(2,185,087)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(1.38085)	$(10.0659)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	843,208	217,079

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	For the three months ended September 30,
	2012	2011

REVENUE, NET	$14,532	$113,519
COST OF GOODS SOLD	11,154	108,477
GROSS PROFIT	3,378	5,042

OPERATING EXPENSES:
Selling, general and administrative	348,928	265,763
Marketing	-	21,069
Depreciation and amortization	2,614	391
Total operating expenses	351,542	287,223

LOSS FROM OPERATIONS	(348,164)	(282,181)

OTHER INCOME (EXPENSE):
Interest expense	(49,818)	(23,679)
Other income	-	42,500
Loss on settlement of debt	-	(243,635)
Total other expenses	(49,818)	(224,814)

NET LOSS	$(397,982)	$(506,995)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.41872)	$(2.12464)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	950,471	238,626

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	For the nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,164,347)	$(2,185,087)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	397,321	199,131
Loss on settlement of debt	110,446	1,329,461
Depreciation	667	3,110
Amortization of note discount and loan fees	15,954	-
Changes in operating assets and liabilities:
Inventory	27,491	(16,152)
Unearned Revenue	(6,803)	49,661
Accounts payable and accrued liabilities	376,716	355,318
Net cash used in operating activities	(242,555)	(264,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,435)
Net cash used in investing activities	-	(1,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Prcoeeds from notes with beneficial coversion and warrants	100,000	-
Proceeds from notes payable-related party	212,934	436,458
(Payments on)/proceeds from notes payable	290,000	148,000
Payments on notes payable - related party	(359,804)	(256,160)
Net cash provided by financing activities	243,130	328,298

NET INCREASE IN CASH AND CASH EQUIVALENTS	575	62,305

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,062	987

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,637	$63,292

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax	$-	$3,200
Interest Paid	$1,769	$-

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$141,071	$1,740,755
Shares issued for settlement of debt and accrued payroll - related party	$770,000	$-
Shares issued for loan fees	$19,136	$-

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

NOTE 3.       GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $49,211,764 as of September 30, 2012, including a net loss of $1,164,347 during the nine months period ended September 30, 2012.

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

During the first nine months of 2012, the Company sold detection kits under various purchase agreements for $70,716. The Company also entered into various agreements to issue 35,268 shares of its common stock to third parties in order to convert outstanding debt to the respective parties.  The value of the stock issued in consideration for the debt conversion was $141,071.  The Company issued 38,500 shares of its common stock to its President and CEO to satisfy outstanding debt and accrued salary valued at $770,000.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.       NOTES PAYABLE

During the nine month periods ended September 30, 2012, the Company borrowed an aggregate of $540,000 from third parties under various promissory note agreements.  The promissory notes all bear interest at 12.0% per annum, and are due on or before February 21, 2015.  No principal or interest payments have been made on these notes.  As of September 30, 2012 and December 31, 2011, the Company had total notes payable amounting to $971,882 and $753,139 respectively, net of loan fees of $56,693 and $0 respectively.

During the three months ended September 30,2012, the Company entered in various convertible  note agreements (included in the total above) totaling $250,000 due by September 2013 at an interest rate of 8% per annum.  The outstanding principal balances of the notes are convertible into common shares at the conversion price of $0.50 per share.   The Company also issued warrants to purchase up to 70,000 shares of common stock for $1.00 as part of the convertible note issuance.   The value attributed to the warrants was $46,094, treated as additional paid-in capital.  The warrants were using the Black Scholes model for warrants, with volatility of 308% to 493% and risk free interest rates of 0.17%.to 0.20%.   The market prices of the common stock on the dates of the grants were $0.85 to $1.10.   An additional $203,906 was recorded as additional paid-in capital for the value of the conversion feature of the notes.   The Company issued an additional 65,400 share of common stock valued at $59,086 as payment of financing fees in connection with these loans.   $150,000 was received in October 2012 and is included in Other Receivables at September 30, 2012.

During the three months ended September 30, 2012 the Company entered in various note agreements (included in the total above) totaling $60,000 due by May 2013 at an interest rate of 8% per annum.  After a holding period of six months, the outstanding principal balance of the notes are convertible into common shares at the conversion price equal to 55% of the average of the lowest three trading prices during the ten day trading period before the conversion.

The interest expense on these notes payable for the nine months ended September 30, 2012 and 2011 amounted to $116,506 and $73,980, respectively.

NOTE 5.      EQUITY TRANSACTIONS
Issuance of Common Stock

During the nine month period ended September 30, 2012, the Company issued an aggregate of 391,110 shares of common stock to employees for services rendered to the Company.  The Company recorded the expense at the fair market value of the shares of $780,814.  A total of 225,000 of the 391,110 shares of common stock were issued to the Company’s president and CEO.  The fair market value of the shares issued to the Company’s president and CEO was $450,000.

The Company issued 36,225 shares of common stock for an aggregate amount of $66,505 during the nine month period ended September 30, 2012 for payment of consulting or other professional fees.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine month ended, September 30, 2012, the Company issued 18,400 shares as payment of loan fees on certain notes issued to unrelated parties.  The shares were valued at $19,136, the fair market value on the date of the loan.

During the nine month period ended September 30, 2012, the Company entered into various agreements to convert $30,625 of debt and accrued interest into 35,268 shares of common stock.  The fair market value of the stock on the dates of agreement and issuances was $141,071.  The Company recorded a related loss on settlement of debt of $110,446.

In addition to the above issuances, the Company also issued 160,000 shares of common stock to its president and CEO for payment of outstanding debt.

Stock Split

A majority of shareholders approved a resolution providing the Company’s Board of Directors with the authority to effect a one-for-twenty-thousand (1:20,000) reverse stock split for stockholders of record as of March 13, 2012.   The reverse took effect July 5, 2012 which resulted in 919,173 shares outstanding.

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

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Common stock purchase options and warrants consisted of the following as of September 30, 2012:

		Weighted Average	Aggregated
		Exercise	Intrinsic
	# Shares	Price	Value
Options:
Outstanding and exercisable, December 31, 2011	2	$1,320,000	$-
Granted	-		-
Exercised	-		-
Expired			-
Outstanding and exercisable, September 30, 2012	2	$1,320,000	$-

Warrants:
Outstanding and exercisable, December 31, 2011	-		$-
Granted	70,000	$1	-
Exercised	-		-
Expired			-
Outstanding and exercisable, September 30, 2012	70,000	$1	$-

NOTE 6.     INCOME TAXES

Our effective tax rates were approximately (0.0)% and (0.0)% for the nine months ended September 30, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to, net operating loss carry-forwards available to offset current and future taxable income.

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

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

As of November 16, 2012, out of the cash payments that the Company was responsible for under the settlement agreement, $8,520.82 is still owed and unpaid. This balance due is for part of the February 28, 2012 payment. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

NOTE 8.     RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, the Company issued 225,000 shares of common stock to its president and CEO to convert $450,000 of accrued but unpaid salary to him.

During the nine months ended September 30, 2012, the Company borrowed an aggregate of $212,934 in principal with no interest due and repaid $679,804 in principal and $1,768 in interest payments to its president and CEO.  A total of $359,804 was repaid in cash and $320,000 was repaid through the issuance of 160,000 shares of its common stock.  As of September 30, 2012, no principal and  in interest were due.

During the year ended December 31, 2011, the Company borrowed a total of $592,256 from its president and chief executive officer under various written promissory note agreements executed by the Company and under oral agreements.  The agreement and notes had interest rates of 0%.  The Company repaid notes totaling $465,460 and interest of $0 to its president and chief executive officer. As of December 31, 2011, $466,869 in principal and $1,392 in interest was due to its president and chief executive officer.

NOTE 9.      SUBSEQUENT EVENTS

In October 2012, the Company issued 47,000 shares of common stock at an aggregate value of $24,440 in connection with certain loan fees.

In November 2012, the Company issued 152,000 shares of common stock at an aggregate value of $106,400 to various consultants for services.

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

In the third quarter of 2012 we realized revenues of $14,532 from sales. We have incurred losses for the three months ended September 30, 2012 and 2011 in the approximate amounts of $397,982 and $506,995, respectively, and have an accumulated deficit of $49.2 million as of September 30, 2012. At September 30, 2012, we were in default on certain debt obligations totaling approximately $328,240 in addition to accumulated interest of approximately $844,000. We require approximately $3.7 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

General and Administrative Expenses; Selling Expenses

During the three months ended September 30, 2012 we spent an aggregate of $348,928 on selling, general and administrative expenses and marketing expenses. This amount represents a 22% increase over the comparable prior year period. The increase is principally attributable to an increase in office expenses and professional fees.

During the nine months ended September 30, 2012 we spent an aggregate of $948,553 on selling, general and administrative expenses and marketing expenses. This amount represents a 15% increase over the comparable prior year period. The increase is principally attributable to an increase in office expenses and professional fees.

Working Capital Deficit

Our working capital deficit at September 30, 2012, was $3,751,343. Our independent auditors' report dated May 10, 2012, which is included in our Annual Report on Form 10-K for the year ended December 31, 2011, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2011. We will require approximately $3.7 million to repay indebtedness in the next 12 months. We can make no assurances that such amount will be available to the Company.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011.

Revenue.  Total revenue for the three months ended September 30, 2012 was $14,532, as compared to revenue of $113,519 for the same period in the prior fiscal year, a decrease of $98,987 (87%).  The decrease is primarily due to a decreased number of detection unit sales.

Operating Expenses. Total operating expenses for the three months ended September 30, 2012 were $351,542, as compared to total operating expenses of $287,223 for the three months ended September 30, 2011, representing an increase of $64,319 (22.4%)  Total selling, general and administrative expenses including marketing expenses for the three months ended September 30, 2012 were $348,928 representing an increase of $62,096 (21.6%) for the same period in the prior fiscal year. These increases are principally due to an increase in office administrative expenses and professional fees.

Other income (expense). Total other expense amounted to $49,818 for the three months ended September 30, 2012 as compared to $224,814 for the corresponding period of the prior year, representing a decrease of $174,996 (77.8%)  The decreased expense is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the three months ended September 30, 2012 was $397,982, as compared to a net loss of $506,995 for the same period in the prior fiscal year, representing a decrease in loss of $109,013 (21.5%)  The primary reason for this change is a decrease in loss recognized on the settlement of shares issued for debt.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011.

Revenue.  Total revenue for the nine months ended September 30, 2012 was $70,716, as compared to revenue of $146,332 for the same period in the prior fiscal year, a decrease of $75,616 (51.7%).  The decrease is primarily due to a decreased number of detection unit sales.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2012 were $951,612, as compared to total operating expenses of $825,518 for the nine months ended September 30, 2011, representing an increase of $126,094 (15.3%).  Total selling, general and administrative expenses including marketing expenses for the nine months ended September 30, 2012 were $948,553 representing an increase of $126,145 (15.3%) for the same period in the prior fiscal year. These increases are principally due to an increase in office expenses and professional fees.

Other income (expense). Total other expense amounted to $226,952 for the nine months ended September 30, 2012 as compared to $1,360,941 for the corresponding period of the prior year, representing a decrease of $1,133,989 (83.3%)  The decreased expense is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss.  Net loss for the nine months ended September 30, 2012 was $1,164,347, as compared to a net loss of $2,185,087 for the same period in the prior fiscal year, representing a decrease in loss of $1,020,740 (46.7%)  The primary reason for this change is a decrease in loss recognized on the settlement of shares issued for debt.

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

Our working capital deficit at September 30, 2012 was $33,751,343.  Our independent auditors’ report dated May 10, 2012, which is included in our Annual Report on Form 10-K for the year ended December 31, 2011, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2011.

The following provides principal terms of our outstanding debt as of September 30, 2012:

o      One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due September 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes.  As of September 30, 2012, we have $649,102 accrued for including interest relating to this matter.

o      One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30,2012, there was $161,000 principal amount (and $121,538 in interest) remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o      One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30,2012, there was $71,500 principal amount (and $34,709 in interest). We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum.  As of September 30, 2012, we owed $79,500 in interest.  We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due September 27, 2007 with an interest rate of 12.5% per annum.  As of September 30, 2012, we owed $1,000 in interest.  We did not make our scheduled payment on June 27, 2007.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $9,940 in principal and $3,906 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $1,638 in principal and $688 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $1,420 in principal and $596 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $776 in principal balance and $287 in interest.  We did not make our scheduled payment on September 3, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 25, 2014 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $36,500 in principal and $3,285 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on August 8, 2014 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $40,000 in principal and $5,600 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on August 16, 2014 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $35,000 in principal and $4,725 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 11, 2014 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $60,000 in principal and $6,600 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 21, 2014 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $60,000 in principal and $6,000 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on December 20, 2014 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $50,000 in principal and $4,500 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 26, 2015 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $50,000 in principal and $ 4,000 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 31, 2015 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $50,000 in principal and $4,000 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on February 16, 2015 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $60,000 in principal and $4,500 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on February 21, 2015 with an interest rate of 12.0% per annum.  As of September 30, 2012, we owed $40,000 in principal and $3,000 in interest.

o     One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 15, 2012 with an interest rate of 5.0% per annum.  As of September 30, 2012, we owed $30,000 in principal and $469 in interest.

o  One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $27,500 due on April 24, 2013 with an interest rate of 8.0% per annum.  As of September 30, 2012, we owed $27,500 in principal and $440 in interest.

o  One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,623 due on August 14, 2013 with an interest rate of 8.0% per annum.  As of September 30, 2012, we owed $41,623 in principal and $424 in interest.

o  One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,848 due on August 21, 2013 with an interest rate of 8.0% per annum.  As of September 30, 2012, we owed $41,848 in principal and $385 in interest.

o  One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $32,500 due on May 27, 2013 with an interest rate of 8.0% per annum.  As of September 30, 2012, we owed $32,500 in principal and $273 in interest.

o  One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $120,435 due on September 24, 2013 with an interest rate of 8.0% per annum.  As of September 30, 2012, we owed $120,435 in principal and $0 in interest.

Management continues to take steps to address the Company's liquidity needs. In the past, management has entered into agreements with some of our note holders to amend the terms of our notes to provide for extended scheduled payment arrangements. Management is engaged in discussions with each holder of debt that is in default and continues to seek extensions with respect to our debt that is past due. In addition, management may endeavor to convert some portion of the principal amount and interest on our debt into shares of common stock. During the nine months ended September 30, 2012, we have entered into agreements to convert $30,625 of debt into 35,268 shares of common stock valued at $141,071.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide a response to this item.

ITEM 4.      CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is also our Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report.

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

PART II
OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As previously reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, on November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs. The Company was responsible to pay 50% of the cash payments, the other 50% of which was the responsibility of a second defendant. The cash payments were scheduled to be made in equal monthly payments over 7 months commencing on August 31, 2011. In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. The Company issued stock with a fair market value of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement. As of November 11, 2012, the Company and the second corporate defendant have fulfilled all the obligations with respect to this liability and all of the $85,000 has been paid to the plaintiffs.

ITEM 1A.       RISK FACTORS

As a smaller reporting company, we are not required to provide a response to this item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2012, we issued the following securities that were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

•
During the nine months ended September 30, 2012, we entered into agreements to issue 35,268 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $110,446 as follows:

o
On February 1, 2012, we issued 17,411 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $69,643.  The price per share of the conversion was $3.99.

o
On February 1, 2012, we issued 17,857 shares of common stock to noteholders or to parties designated by the noteholders to convert outstanding obligations valued at $71,429.  The price per share of the conversion was $4.00.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted upon the following senior securities:

•
One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make scheduled payments and are in default of these notes. As of September 30, 2012, we have $649,102 accrued for including interest relating to this matter.

•
One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2012, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of September 30, 2012, we owed $121,538 in interest on this note.

•
One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2012, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of September 30, 2012, we owed $34,709 in interest on this note.

ITEM 4.      MINE SAFETY DISCLOSURES

We have no disclosure applicable to this item.

ITEM 5.      OTHER INFORMATION

During the nine months ended September 30, 2012, we entered into agreements to issue 35,268 shares of common stock to various notes holders to convert outstanding debt obligations valued at approximately $141,071.  See Items 2 with respect to the individual conversion terms and issuances. Such issuances constituted in excess of 5% of our issued and outstanding common stock.

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.      EXHIBITS

Exhibit List

Exhibit Number	Description
3.1	Articles of Incorporation of Universal Detection Technology, as amended (incorporated by reference to Exhibit 3.1 to the Company’s quarterly Report on Form 10-Q filed on August 20, 2012).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed on April 15, 2002).
4.1	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 31, 2005).
4.2	2006 Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-131783) filed on February 13, 2006).
4.3	2006 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-135507) filed on June 30, 2006).
4.4	2006-II Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement (File No. 333-138923) filed on November 22, 2006).
4.5	2007 Consultant Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-142158) filed on April 17, 2007).
4.6	2007 Equity Incentive Plan (effective May 30, 2007) (incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 6, 2007).
4.7	2007 Equity Incentive Plan (effective June 21, 2007) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-144084) filed on June 27, 2007).
4.8	2007-2 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-144583) filed on July 13, 2007).
4.9	2007-3 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-146438) filed on October 2, 2007).
4.10	2007-4 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-147097) filed on November 2, 2007).
4.11	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-149169) filed on February 11, 2008).
4.12	2008 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement (File No. 333-150400) filed on May 27, 2008).
4.13	2008 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-152297) filed on July 11, 2008).
4.14	2008 Equity Incentive Plan IV (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-153371) filed on September 8, 2008).
4.15	2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-157461) filed on February 23, 2009).
4.16	2009 Equity Incentive Plan II (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-159289) filed on May 15, 2009).
4.17	2009 Equity Incentive Plan III (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-162963) filed on November 6, 2009).
4.18	2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-174010) filed on May 6, 2011).
4.19	2011 Equity Incentive Plan II (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement (File No. 333-177555) filed on October 27, 2011).
10.1	Form of Note Conversion Agreement*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
[101]	Interactive Data Files (to be filed by amendment)
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DETECTION TECHNOLOGY

Dated: November 19, 2012	By:	/s/ Jacques Tizabi
Jacques Tizabi,
President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)