Form 10-K
period 2012-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2014-02-04
CIK 763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One):

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number 001-09327

UNIVERSAL DETECTION TECHNOLOGY
(Exact name of registrant as specified in its charter)

California	95-2746949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 North Camden Drive, Suite 302, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates as of June 30, 2012 was $504,866.

As of June 7 2013, there were 1,502,284 shares of the registrant’s common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Universal Detection Technology (the "Company," “UDT” or "We") is engaged in the marketing and resale of detection devices for chemical, biological, radiological, and nuclear (CBRN) threats. Through agreements with various third parties we supply bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, mold detection kits, chemical detection equipment, radiation detection systems, and counter-terrorism training references.

We have entered into supply and distribution agreements with various parties enabling us to supply a host of products and services for detection of hazardous materials and training references. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, and training courses to our services. We sell and market security and counter-terrorism products including bioterrorism detection kits, chemical detectors, radiation detection systems, and training references. Some of the products and services we offer have not been sold to date and there is no guarantee that any of them will generate any interest or be sold in the market in the future. We plan to continue expanding our product base and intend to sell products to more users inside and outside the U.S. Our strategy is to generate sales by enhancing our web presence and marketing the Company as a supplier of complete CBRN detection equipment. We plan to attend various industry trade shows and to offer products in certain training scenarios so that first responders can become more familiar with our products. Our target customer markets primarily consist of first responders with some emphasis on the bioterror and military defense market. Our geographical customer focus is on the U.S., Europe, and Asia. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful.

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

We named this product RadSmart and while we expected to bring it to the market in 2012, technical and funding problems have postponed the release. We now anticipate the market release of RadSmart to be in 2013. In March 2012, we applied for a Federal Trademark for RadSmart with the US Patent and Trademark Office (USPTO). On October 16, 2012 our trademark was registered under registration number 4,225,651 with the USPTO. The mark consists of standard characters without claim to any particular font, style, or color and it is for radiation detectors, in class 9 (U.S. CLS. 21, 23, 26, 36 AND 38).

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

In 2012 we realized revenues of $75,470 from sales. We have incurred losses for the fiscal years ended December 31, 2012 and 2011 in the approximate amounts of $1.6 million and $3.4 million, respectively, and have an accumulated deficit of $50.4 million as of December 31, 2012. At December 31, 2012, we were in default on certain debt obligations totaling approximately $443,500 in addition to accumulated interest of approximately $815,500. We require approximately $1.3 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

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

Along with the grave predictions in the December 2008 report, World at Risk, the Commission on the Prevention of Weapons of Mass Destruction Proliferation and Terrorism, led by an independent U.S. congressional committee, listed recommendations on how the government can reduce the risk of a biological attack. In January 2010, the commission issued a report card following up on those recommendations. For its efforts to “enhance the nation’s capabilities for rapid response to prevent biological attacks from inflicting mass casualties,” the government received an “F” letter grade.

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

OUR SOLUTIONS

Universal Detection Technology is a supplier of equipment and services used for detection of:

•	Chemical threats
•	Biological threats
•	Radiological and Nuclear threats
•	Mold

The chemical detection kits we offer serve to equip first responders and military personnel with tools that rapidly identify the presence of a chemical agent threat, such as extreme levels of acidity or basicity, chlorine/fluoride, hydrogen sulfide and sulfur dioxide. Designed for use in the field for first responders or military personnel, the "Chameleon" detection system offers hands-free detection for harmful chemical agents and eliminates the need for a liquid sample. Users wear a portable chemical detection kit on their forearm. Each armband has a cassette holder containing up to ten (10) small cassettes, each of which can detect a unique chemical agent and identify its presence through a clear color-changing indicator. The Chameleon armband is fully functioning in extreme temperatures (-30 C to 50 C or -22 F to 122 F), and can operate while fully immersed in water. The Chameleon armband is a handheld chemical detection device which we market and sell to first responders. We purchase and distribute the Chameleon device from Morphix Technologies under an open-ended supply and distribution agreement. To date, we have sold a nominal number of such units resulting in insignificant revenue amounts. We have no exclusive rights under the distribution agreement and the agreement may be terminated upon 30 days prior notice by either party, or immediately upon a breach of the agreement. Under the terms of the Agreement, we are permitted to sell these products within the United States only.

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

In February 2011, the Company entered into a reseller agreement with Mirion Technologies Inc. (“Mirion Technologies”). Through the agreement, the Company offered nuclear detection and monitoring devices created and made by Mirion Technologies that include electronic dosimetry and teledosimetry devices. We had no exclusive rights under the distribution agreement. Under the terms of the original agreement, we were permitted to sell these products in the United States only. However, we amended the agreement via various items of correspondence with Mirion such that we can also sell these products in Japan. In April 2011, Mirion Technologies informed us that we could no longer purchase products directly from them to fill our orders and sales to Japan and the US. Through their referral and our own efforts, we have found several alternative suppliers of Mirion Technologies’ products, from whom we have been able to procure inventory and meet the demand of our customers thus far. As of April 2011, we no longer consider Mirion Technologies a supplier and do not rely on direct purchase of products from them.

In 2011 we initiated research and development efforts to design and produce a unique scintillator based radiation detection survey meter that would communicate its readings with a smartphone wirelessly via a Bluetooth module. We believe that using the computing power of the smart phone and new detection technologies will allow us to produce a much smaller and more accurate unit that will be more capable in terms of mapping, saving, and sharing the results over communication networks. We expected to unveil the first prototype of this device in 2012. However, due to lack of funding and a few technical difficulties with testing the technology that has been pushed back. We anticipate to unveil a prototype of RadSmart in 2013.

UDT’s Mold detection kit utilizes a highly accurate testing technology called immunochromatographic assay, also known as a rapid test or Hand-Held Assay (HHA). These devices have been used for over 30 years in the medical field for detecting disease, fertility, drugs of abuse and respiratory disorders. Designed to rapidly detect the presence of specific substances in field-collected samples, HHA’s have proven to be an indispensable tool for saving countless lives while reducing the time it takes to acquire results. Unlike the ATP test which detects any and all living cells, regardless of what those cells are, UDT’s kits detect only specific species of Aspergillus, Penicillium and Stachybotrys such as Stachybotrys chlorohalonata, Stachybotrys microspora, Stachybotrys echinata and Stachybotrys chartarum, in addition to certain Aspergillus and Penicillium sub-species. Each kit is individually packaged and includes everything necessary to run the test. No additional collection kits, readers or electronics are required. The Mold detection kit is sold as the MDK-2. We purchase and distribute MDK-2 from Advnt Biotechnologies LLC under the agreement described above. During 2012, we sold a nominal number of MDK-2 units.

Universal Detection Technology has also situated itself to provide various counter-terrorism services. Such services include training courses for first responders, event security, threat evaluation & consulting, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations. Through a reseller agreement with Detrick Lawrence Corporation and its division, the Emergency Film Group, we market and sell a series of DVD’s related to combating terrorism and handling emergency situations and first response. To date, we have sold only a nominal amount of these services and products and the resulting revenue for 2012 was insignificant.

MARKETING AND SALES

Our sales and marketing plan includes strategic partnership agreements and retention of our in-house staff and outside consultants. The Company has retained the services of consultants to market its products in the United States and internationally. In the United States, we plan to continue presenting our technologies at industry events and trade shows. We also retain domestic distributors and consultants to arrange meetings with and presentations to building owners and operators, government officials in charge of decisions for safety and security of government and private venues and buildings, homeland security officials, and security companies. In 2012 we continued to use the internet to market and promote Universal Detection Technology and its products and services to the public. This strategy includes creation of an interactive and informational presence through our website and use of various third parties to bring traffic to our website. We intend to do more internet marketing and search engine optimization activities in 2013.

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

EMPLOYEES

As of December 31, 2012, we had a total of four employees. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

Several companies provide or are in the process of developing instruments for detection of bioterrorism agents. The biodetection kits we sell are small handheld assays that work based on sandwich immunoassay technology. We expect to encounter intense competition from a number of new development-stage companies that continue to enter the bioterrorism detection device market. Our competitors may succeed in developing or marketing technologies and products that are more effective or commercially attractive than our potential products or that render our technologies and potential products obsolete. As these companies develop their technologies, they may develop proprietary positions that prevent us from successfully commercializing our products.

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

In December 2011 we announced entering into an agreement with Honeywell India (a unit of Honeywell International) to develop a radiation detector which would display radiation data collected via Bluetooth to a smartphone. We named this product RadSmart and we expect to bring it to the market in 2013. In March 2012, we applied for a Federal Trademark for RadSmart with the US Patent and Trademark Office (USPTO). On October 16, 2012 our trademark was registered under registration number 4,225,651 with the USPTO. The mark consists of standard characters without claim to any particular font, style, or color and it is for radiation detectors, in class 9 (U.S. CLS. 21, 23, 26, 36 AND 38).

GENERAL

The Company was formed on December 24, 1971 in the State of California under the name Pollution Research and Control Corporation. It has operated continuously since that date. In August, 2003 the Company changed its name to Universal Detection Technology.

On July 5, 2012 the Company completed a one-for-twenty-thousand (1:20,000) reverse stock split for stockholders of record as of March 13, 2012 (the “Reverse Stock Split”) which resulted in 919,219 shares outstanding as of that date. All share and per share amounts discussed in this Annual Report give effect to the Reverse Stock Split.

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

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors' report, dated June 3, 2013 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2012. We have experienced operating losses since the date of the auditors' report. Our auditor's opinion may impede our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT OF A SUBSTANTIAL PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at December 31, 2012 we are in default on a portion of our debt totaling approximately $443,500 excluding accumulated interest of approximately $815,500 In the aggregate, as of December 31, 2012, we have approximately $2.2 million in debt obligations, including interest, owing within the next 12 months. We cannot assure you that any of these note-holders will agree to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

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

THE COMPANY DOES NOT OWN ANY PROPRIETARY OR INTELLECTUAL PROPERTY RIGHTS IN THE PRODUCTS IT MARKETS AND SELLS

Other than the U.S. trademark the Company received on RadSmart branded product in October 2012, the Company does not own any intellectual property rights with respect to the products it markets and sells. The Company is a "reseller" of products available to it under supply and distribution agreements. As such, the Company may be at a competitive disadvantage with respect to protecting its ability to continue to market and sell any particular device, even if such device is in high demand. The Company cannot assure the availability of the products it sells or any improvements on such products. In addition, should such products become the subject of infringement claims by third parties, the Company may be unable to continue selling such products while such claims are unresolved. The Company would be forced to rely on the efforts of the owners of the products and underlying technologies to defend such suits should they arise. Such legal challenges, should they arise, would be detrimental to our operations. The Company believes it could source other suppliers of products should any of its suppliers become unable to sell product for any reason, however there can be no assurance that such replacement suppliers can be found timely or upon terms acceptable to the Company, if at all.

WE HAVE NO ABILITY TO FINANCE SIGNIFICANT ORDERS OF OUR PRODUCTS OR TO PREPAY FOR ORDERS THAT MAY REQUIRE SUCH PAYMENT; WE MAY BE UNABLE TO TIMELY FULFILL ORDERS, IF AT ALL

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2012.

We do not anticipate generating significant sales. We have not been profitable in the past years and had an accumulated deficit of approximately $50.4 million at December 31, 2012. We have had little revenues from sales of our products since the beginning of fiscal 2002, the commencement of our entry in the counter terrorism market. During the fiscal years ended December 31, 2012 and 2011, we had losses of $1.6 million and $3.4 million, respectively. During fiscal 2012, we had gross revenues of $75,470. Achieving profitability depends upon numerous factors, including our ability to develop, market, and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in fiscal 2013.

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

If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of December 31, 2012, we had outstanding options and warrants to purchase a total of 120,002 shares of common stock. Of these options and warrants, all have exercise prices at or above the recent market price of $0.24 per share (as of April 15, 2013) and none have exercise prices at or below this price. In addition, because of our financial condition and substantial indebtedness and our need to raise capital, from time to time we have converted outstanding debt obligations into common stock. During 2012, we converted debt at conversion prices at $4 per share. Our conversion of outstanding debt obligations to common stock, as well as the exercise of outstanding options and warrants to purchase common stock, which the Board of Directors may authorize and undertake from time to time, may dilute the stockholdings of current shareholders.

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

CURRENCY RISK

Some of our sales come from sales in Japan and that leaves us open to the risk associated with the valuation of the Japanese Yen. If the Japanese Yen becomes less valuable our products will be relatively more expensive and can therefore lose their competitive advantage. Our margins as a reseller are very thin and a currency devaluation in Japan can diminish our ability to compete or sell in that market.

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

A DTC “CHILL” ON ELECTRONIC CLEARING OF TRADES IN OUR COMMON STOCK MAY AFFECT THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO RAISE CAPITAL.

In September 2011, The Depositary Trust Company (DTCC) placed a "chill" on the electronic clearing of trades in our shares which led to some firms being unwilling to accept certificates of our stock and also some will not accept trades in our shares altogether. The Company has sought advice from third parties on removal of the DTC chill. On February 1, 2013 the DTCC lifted the deposit chill and resumed accepting deposits of our stock and book-entry transfer services. A DTC chill affects the liquidity in our shares which, if reinstated, may make it difficult to purchase or sell shares.

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

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS. AS A RESULT, CURRENT AND POTENTIAL SHAREHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR STOCK.

Our management has determined that as of December 31, 2012, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting as described later in this Report in Part II – Item 9A – Controls and Procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the result of our remediation of the identified material weaknesses described in this Report are not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

OUR ISSUANCE OF ADDITIONAL COMMON STOCK, OR OPTIONS TO PURCHASE OUR STOCK, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS.

We are entitled under our articles of incorporation to issue up to 20,020,000,000 shares of capital stock which includes 20,000,000,000 shares of common stock and 20,000,000 shares of Preferred Stock. Our Preferred Stock may be designated in a senior position to our common stock. After giving effect to our July 2012 Reverse Stock Split, we are authorized to issue up to 20,000,000,000 shares of common stock and 20,000,000 shares of Preferred Stock as of May 1, 2013. Our board of directors may generally issue stock, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development or convert outstanding indebtedness to equity. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock plans. We cannot give you any assurance that we will not issue additional common stock, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable for Smaller Reporting Companies.

ITEM 2. DESCRIPTION OF PROPERTY

We currently do not own any real property. Our corporate headquarters are located at 340 N. Camden Drive, Suite 302, Beverly Hills, CA 90210, USA. We lease this office on a month-to-month term. The base monthly rent is $6,896. We believe this operating space is adequate for the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On May 15, 2002, Walt Disney World Co. commenced action in the Los Angeles Superior Court against the Company and a former wholly-owned subsidiary (WALT DISNEY WORLD CO. V. POLLUTION RESEARCH AND CONTROL CORP. AND DASIBI ENVIRONMENTAL CORP.  (Case No. BC 274013 Los Angeles Superior Court) for amounts due in connection with unpaid rent. A judgment was entered for $411,500. No amounts have been paid in connection with the judgment. As of December 31, 2012, $411,500 has been accrued.

On or about April 16, 2004, Plaintiffs A. Sean Rose, Claire F. Rose, and Mark Rose commenced an action in the Los Angeles Superior Court against the Company (A. SEAN ROSE, CLAIRE F. ROSE AND MARK ROSE V. UNIVERSAL DETECTION TECHNOLOGY, FKA POLLUTION RESEARCH AND CONTROL CORPORATION) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”). On December 30, 2005, Plaintiffs commenced an action against the Company, alleging the Company breached the Agreement and sought approximately $205,000 in damages. A judgment was entered on April 11, 2006 for $209,277.58. The Company has previously accrued for this settlement. As of December 31, 2012, we have accrued $661,929 for this settlement including principal and interest.

On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (TRILOGY CAPITAL PARTNERS V. UNIVERSAL DETECTION TECHNOLOGY, ET. AL., Case No. SC089929) against the Company. Plaintiff's Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,448.54. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has not been current on all of its agreed payments to Plaintiff. As of December 31 2012, $28,098 was due under the agreement.

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

Year	Period
		High Bid	Low Bid
2011	First Quarter	52.00	6.00
	Second Quarter	32.00	8.00
	Third Quarter	12.00	4.00
	Fourth Quarter	6.00	2.00

2012	First Quarter	4.000	2.00
	Second Quarter	2.00	2.00
	Third Quarter	2.00	.0013
	Fourth Quarter	1.02	0.35

HOLDERS OF RECORD

As of May 1, 2013, we had 2,623 shareholders of record of our common stock. Our Transfer Agent is Worldwide Stock Transfer, LLC located at 433 Hackensack Avenue, Level L, Hackensack, NJ 07601. Worldwide Stock Transfer’s phone number is (201) 820-2010.

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

None

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

OVERVIEW

We are engaged in the marketing and resale of detection devices for chemical, biological, radiological, and nuclear (CBRN) threats. Through agreements with various third parties we seek to supply bioterrorism detection kits capable of detecting anthrax, ricin, botulinum, plague, and SEBs, mold detection kits, chemical detection equipment, radiation detection systems, and counter-terrorism training references.

We have entered into supply and distribution agreements with various parties enabling us to supply a host of products and services for detection of hazardous materials and training references. By combining our in-house experience and knowledge and outside expertise offered by various consultants and third parties, we have added threat evaluation and consulting services, and training courses to our services. We sell and market security and counter-terrorism products including bioterrorism detection kits, chemical detectors, radiation detection systems, and training references. Some of the products and services we offer have not been sold to date and there is no guarantee that any of them will be demanded and sold in the market in the future. We plan to continue expanding our product base and intend to sell products to more users inside and outside the U.S. Our strategy is to generate sales by enhancing our web presence and marketing the Company as a supplier of complete CBRN detection equipment. We plan to attend various industry trade shows and to offer products in certain training scenarios so that first responders can become more familiar with our products. Our target customer markets primarily consist of first responders with some emphasis on the bioterror and military defense market. Our geographical customer focus is on the U.S., Europe, and Asia. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful.

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

We named this product RadSmart and while we expected to bring it to the market in 2012, technical and funding problems have postponed the release. We now anticipate the market release of RadSmart to be in 2013. In March 2012, we applied for a Federal Trademark for RadSmart with the US Patent and Trademark Office (USPTO). On October 16, 2012 our trademark was registered under registration number 4,225,651 with the USPTO. The mark consists of standard characters without claim to any particular font, style, or color and it is for radiation detectors, in class 9 (U.S. CLS. 21, 23, 26, 36 AND 38).

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

Universal Detection Technology has also situated itself to provide various counter-terrorism services. Such services include training courses for first responders, event security, threat evaluation & consulting, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations. To date, we have sold only a nominal amount of these services and products and the resulting revenue for 2012 was insignificant.

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

Revenue – Total revenue for the year ended December 31, 2012 was $75,470 as compared to $245,109 the prior fiscal year, a decrease of $169,639. The decrease is primarily due to decreased demand for radiation detectors in Japan after the nuclear disaster in Fukushima.

Operating Expenses –Total operating expenses for the year ended December 31, 2012 were $1,378,352. Total operating expenses for the year ended December 31, 2011 was $1,161,524 representing an increase of $216,828 (19%). The increase is primarily attributable to an increase in marketing and administrative expense in the current year.

Other expenses. Other expenses amounted to $219,339 for the year ended December 31, 2012 as compared to $2,243,842 for the year ended December 31, 2011.  The change is principally related to three factors. (1) The Company recognized a reduction in loss of settlement of shares issued for debt for $1,348,874. (2) The Company recognized gain on the change of the fair value of derivative liabilities of $1,475,481 for the year ended December 2012 as compared to a loss recognized of $284,378 for the year ended December 31, 2011.  (3) Expense related to debt issuance cost and value of derivative liability increased $655,418 to $1,119,680 for the year ended December 31, 2012 from $464,262 for the year ended December 31, 2011.

Net loss. Net loss for the year ended December 31, 2012 was $1,582,288, as compared to a net loss of $3,385,403 for the same period in the prior fiscal year, representing a decreased loss of $1,803,115. The primary reason for this is a decrease is a reduction in other income (expense) and revenues partially offset by an increase in operating expenses all as discussed above.

PLAN OF OPERATION

We supply chemical, biological, radiological, nuclear (CBRN), and mold detection equipment. We plan to continue expanding our product base and to sell our products to more users inside and outside the U.S. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at December 31, 2012 of $26,672 which included cash of $2,074 and accounts receivable, other receivable and inventory of $24,598. Our working capital deficit at December 31, 2012 was $5,053,874.

Cash Requirements

We expect to incur losses in the development of our business and will require:

•	administrative expenses, including salaries of officers and other employees we plan to hire;
•	repayment of debt;
•	sales and marketing;
•	product testing or manufacturing; and
•	expenses of professionals, including accountants and attorneys.

These requirements cast substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from business operations when they come due.

Management continues to take steps to address the Company's liquidity needs. Management continues to seek extensions with respect to debt past due. Management also may seek additional extensions with respect to these notes and the Company's debt as it becomes due. In addition, management may continue to convert some portion of the principal amount and interest on our debt into shares of common stock. During 2012, the Company issued 35,268 shares of its common stock for an aggregate value of $141,071 to satisfy outstanding debt and accrued interest.

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. During the years ended December 31, 2012 and 2011, the Company received gross proceeds of approximately $0.8 million and $0.9 million, respectively, from the sale of equity and debt securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

USE OF ESTIMATES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

GOING CONCERN

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of the Company’s derivative instruments is determined using option pricing models.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date as of the end of the reporting period covered by the Company's Annual Report on Form 10-K, December 31, 2012. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2012 Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of the end of the period covered by this report, such internal controls over financial reporting were not effective to control deficiencies that constituted material weaknesses.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affect our internal controls and that may be considered to be a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board included the lack of a fully functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting. In addition, our Chief Executive Officer and Acting Chief Financial Officer identified a lack of sufficient internal accounting and book keeping staff and accountability. Because of the Company's severe cash constraints, there are no employees or contractors dedicated solely to the functions of book keeping or accounting.  In addition, the Company's current personnel lack sufficient skills, training and experience in the review process in order to ensure the complete and proper application of generally accepted accounting principles. In addition, the Company can only afford to retain its outside accountants to review the books and records of the Company on a quarterly basis and in connection with the annual audit of financial statements, whereas more timely and increased periodic reviews would be beneficial to the Company's internal controls over financial reporting pending development of an internal accounting staff. These material weaknesses were identified by our Chief Executive Officer and Acting Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2012.

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

Management is in the process of developing and implementing remediation plans to address its material weaknesses. Management has identified specific remedial actions to address the material weaknesses described above which include:

•	Augment existing Company resources with additional consultants or employees to improve the recording of accounting transactions. The Company plans to hire additional personnel once the Company has achieved further commercialization of its products and is generating more revenue, or has raised significant additional working capital;

•	Improve oversight by management by creating a system of periodic and monthly reviews of financial transactions and the recordation of transactions into the Company's financial recordation system;

•	Adopt an audit committee charter delineating the committee’s duties with respect to the review and oversight of the Company's financial statements, auditors and audit process; and

•	Retain the services of the Company's outside accountants for periodic and intermittent review of the Company's financial data outside of the quarterly and annual procedures for the preparation of quarterly and annual reports and financial statements, upon the Company obtaining capital or generating additional revenue.

Until such time as we have implemented these remediation plans, there are no assurances that the material weaknesses will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business experience of our directors, executive officers, and key employees as of April 15, 2013:

Name	Age	Position
Jacques Tizabi	41	President, Chief Executive Officer, Acting Chief Financial Officer, Director, and Secretary

Matin Emouna (1)	42	Director

Tom Sepenzis	42	Director

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

In 2004, our CEO, Mr. Jacques Tizabi, was a registered representative and principal in an NASD registered broker dealer. In November 2004, Mr. Tizabi decided to leave the brokerage business at which time the broker-dealer filed a Form U-5, Uniform Termination Notice for Securities Industry Registration.  Contemporaneously therewith, the NASD was conducting its routine examination of the broker-dealer pursuant to which Mr. Tizabi cooperated by responding to the NASD requests for information.  Mr. Tizabi and the broker-dealer were never accused of any wrongdoing and after terminating his relationship with the broker-dealer and leaving the brokerage industry, Mr. Tizabi notified the NASD that he no longer would respond to the NASD in a representative capacity of the broker-dealer.  Mr. Tizabi was made aware that his actions could be a violation of Rule 8210 and result in a suspension or bar from further registering with a broker dealer. Mr. Tizabi was suspended and barred because he failed to continue to respond to the NASD’s investigation; not because of any substantive securities violation.

COMMITTEES

Our Audit Committee currently consists of Mr. Matin Emouna. Mr. Emouna is independent within the meaning of the applicable NASDAQ listing standards and applicable rules and regulations promulgated by the Securities and Exchange Commission. Our Audit Committee currently does not have a financial expert within the meaning of the applicable SEC rules as management does not believe one is necessary in light of the Company's current stage of product development and sales volume.

Our Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. Our Compensation Committee currently consists of Mr. Matin Emouna.CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics which is designed to set the standards of business conduct and ethics and help directors and employees resolve ethical issues. The Code applies to all directors and employees, including the Chief Executive Officer and Chief Financial Officer and other persons performing similar functions. The Code covers topics including, but not limited to, conflicts of interest, confidentiality of information, fair dealing with customers, supplies and competitors, and compliance with applicable laws, rules and regulations. The purpose of the Code is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Upon written request to the Company, we will provide a copy of the Code free of charge. Any such request should be directed to the Company at the address set forth on the cover page of this annual report.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2012, we believe our executive officers, directors and greater than ten percent shareholders of our common stock complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for the fiscal years ended December 31, 2012 and 2011. The following table summarizes all compensation for fiscal years 2012 and 2011 received by our Chief Executive Officer. No other executive officer earned in excess of $100,000 in fiscal year 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Jacques Tizabi, President, CEO, Acting CFO	2012	$335,024	–	–	–	–	–	–	$335,024
Jacques Tizabi, President, CEO, Acting CFO	2011	$319,071	–	–	–	–	–	–	$319,071

The salary amounts listed in the table above were not paid, but are accrued. On August 1, 2011, we issued 25,000 shares of our common stock to Mr. Tizabi in exchange for the conversion and in-full satisfaction of previously accrued but unpaid salary owed to Mr. Tizabi in the amount of $200,000. On February 13, 2012, we issued 385,000 shares of our common stock to Mr. Tizabi in exchange for the conversion and in-full satisfaction of (i) previously accrued but unpaid salary owed to Mr. Tizabi in the amount of $450,000 and (ii) $320,000 in principal and interest outstanding under certain notes payable by the Company to Mr. Tizabi.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised earned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units, or other rights that have not vested ($)
Jacques Tizabi	34,000	-	-	$1,320,000	Aug 2013

All option awards listed above were fully vested as of December 31, 2010.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to our directors during fiscal 2012.

Director Compensation Table for Fiscal Year 2012

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jacques Tizabi (1)
Matin Emouna		$60,000					$60,000
Tom Sepenzis (2)

(1)	All compensation received by Mr. Tizabi in fiscal year 2012 is disclosed in the Summary Compensation Table above. Mr. Tizabi received no compensation as a director in fiscal year 2012.
(2)	Mr. Sepenzis received no compensation as a director in fiscal year 2012.

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

Mr. Tizabi has agreed that he will defer payment of all accrued but unpaid bonus or salary, or other compensation payable to him in excess of $150,000 per year, beginning in 2005 until future years. In 2009, Mr. Tizabi received the following as a reduction of the accrual of his unpaid bonus or salary since 2005: 6,369 shares of the Company’s common stock with a fair market value of $392,160 on the date of issuance along with cash payments or payments made by the Company on behalf of Mr. Tizabi totaling $158,257. On August 1, 2011, we issued 25,000 shares of our common stock to Mr. Tizabi in exchange for the conversion and in-full satisfaction of previously accrued but unpaid salary owed to Mr. Tizabi in the amount of $200,000. On February 13, 2012, we issued 385,000 shares of our common stock to Mr. Tizabi in exchange for the conversion and in-full satisfaction of (i) previously accrued but unpaid salary owed to Mr. Tizabi in the amount of $450,000 and (ii) $320,000 in principal and interest outstanding under certain notes payable by the Company to Mr. Tizabi.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth information as of April 15, 2013, relating to the ownership of our common and preferred stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of each class of our capital stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of Universal Detection Technology, 340 N. Camden Drive, Suite 302, Beverly Hills, California 90210.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)

Jacques Tizabi, President, CEO, Acting CFO, Director	802,372 (2)	53.4%
Matin Emouna, Director	30,030	2.0%
Tom Sepenzis, Director	0	0
All directors and executive officers as a group (3 members)	832,402	55.4%
(1)	Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership with respect to the number of shares of our common stock actually outstanding at April 15, 2013. As of May 1, 2013, we had 1,502,284 common shares, no par value, outstanding.

(2)	Includes 2 shares that may be acquired upon the exercise of fully vested options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth in the table below is information regarding awards made through equity compensation plans through December 31, 2012.

Plan Category	Number of securities to be issued upon exercises of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders (1)
2006 Stock Compensation Plan	2 (2)	N/A	0
2006 Consultant Stock Plan	6 (2)	N/A	0
2006-II Consultant Stock Plan	9(2)	N/A	0
2007 Consultant Stock Plan	19	N/A	0
2007 Equity Incentive Plan II&III	15 (2)(3)	N/A	0
2007 Equity Incentive Plan IV	22	N/A	0
2007 Equity Incentive Plan V & VI	67(4)	N/A	0
2008 Equity Incentive Plan	75	N/A	0
2008 Equity Incentive Plan II	33	N/A	0
2008 Equity Incentive Plan III	125	N/A	0
2008 Equity Incentive Plan IV	190	N/A	0
2009 Equity Incentive Plan	500	N/A	0
2009 Equity Incentive Plan II	3,000	N/A	20
2009 Equity Incentive Plan III	10,000	N/A	0

2011 Equity Incentive Plan	30.000	N/A	0
2011 Equity Incentive Plan II	60	N/A	0

(1)	The Company has individual compensation arrangements with Messrs. Amir Ettehadieh and Nima Montazeri. Under these arrangements Messrs. Ettehadieh and Montazeri help the company with matters related to research, business development, and administration. For their services, Messrs. Ettehadieh and Montazeri receive the equivalent of $10,000 worth of common shares of the Company per month, which shares are issued under the then-current equity incentive plan, including those plans listed above.
(2)	Represents total number of shares of common stock originally authorized for stock grants. Stock option grants were not authorized.
(3)	Consists of the second and third plans.
(4)	Consists of the fifth and sixth plans.

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

During the year ended December 31, 2012, the Company borrowed a total of $402,344 from Mr. Tizabi, its president and chief executive officer, under various written and oral promissory note agreements executed by the Company. The notes had interest rates of 0%. The Company repaid notes totaling $857,347 and interest of $1,768. On February 13, 2012, we issued 385,000 shares of our common stock to Mr. Tizabi in exchange for the conversion and in-full satisfaction of (i) previously accrued but unpaid salary owed to Mr. Tizabi in the amount of $450,000 and (ii) $320,000 in principal and interest outstanding under certain notes payable by the Company to Mr. Tizabi. As of December 31, 2012, $11,867 in principal and $-0- in interest was due.

For the period from January 1, 2013 through April 15, 2013, the Company borrowed a total of $94,309 from its president and chief executive officer under promissory notes executed by the Company. The notes had interest rates of 0%. The Company repaid notes totaling $21,397 and interest of $-0-..

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services rendered by Kabani & Company, our independent registered public accountants, in the fiscal years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011

Audit Fees	$40,000	40,000
Audit-Related Fees (quarterly reports)	18,000	18,000
Tax Fees	–	–
All Other Fees	–	–
	$58,000	58,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2012 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Documents filed as a part of this report:
(1)	Financial Statements

The financial statements of Universal Detection Technology and its subsidiaries for the periods ended December 31, 2012 and 2011 and Kabani & Company’s report dated June 3, 2013 are listed in the “Index to Financial Statements and Schedules” on page F - 1 and included on pages F - 2 through F – 24 of this report..

(2)	Financial Statement Schedules

Not required.

(b) Exhibits:

Exhibit No.	Description

3.1(a)	Articles of Incorporation of Universal Detection Technology (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2011).

3.1(b)	June 29, 2012 Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company's Current Report on Form 8-K filed on July 11, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Company's Annual Report on Form 10-K filed on May 10, 2012).

4.1+	Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 31, 2005).

4.2+	2006 Stock Compensation Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on February 13, 2006).

4.3+ 2006 Consultant Stock Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on June 30, 2006).

4.4+	2006-II Consultant Stock Plan (incorporated by reference to the Company's Form S-8 Registration Statement filed on November 22, 2006).

4.5+	2007 Consultant Stock Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on April 17, 2007).

4.6+	2007 Equity Incentive Plan (effective May 30, 2007) (incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 6, 2007).

4.7+	2007 Equity Incentive Plan (effective June 21, 2007) (incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 27, 2007).

4.8+	2007-2 Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on July 13, 2007).

4.9+	2007-3 Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on October 2, 2007).

4.10+	2007-4 Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on November 2, 2007).

4.11+	2008 Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on February 11, 2008).

4.12+	2008 Equity Incentive Plan II (incorporated by reference to the Company’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed on May 27, 2008).

4.13+	2008 Equity Incentive Plan III (incorporated by reference to the Company’s Form S-8 Registration Statement filed on July 11, 2008).

4.14+	2008 Equity Incentive Plan IV (incorporated by reference to the Company’s Form S-8 Registration Statement filed on September 8, 2008).

4.15+	2009 Equity Incentive Plan (incorporated by reference to the Company’s Form S-8 Registration Statement filed on February 23, 2009).

4.16+	2009 Equity Incentive Plan II (incorporated by reference to the Company’s Form S-8 Registration Statement filed on May 15, 2009).

4.17+	2009 Equity Incentive Plan III (incorporated by reference to the Company’s Form S-8 Registration Statement filed on November 6, 2009).

4.18+	2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File No. 333-174010) filed on May 6, 2011).

4.19+	2011 Equity Incentive Plan II (incorporated by reference to Exhibit 4 to the Company’s Form S-8 Registration Statement (File No. 333-177555) filed on October 27, 2011

10.1+	Employment Agreement by and between the Company and Jacques Tizabi dated September 25, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2002, filed on May 20, 2002).

10.2+	Amendment to Employment Agreement of Jacques Tizabi, dated August 23, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2004, filed on November 22, 2004).

10.3	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 20, 2009)

10.4	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009)

10.5	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2009)

10.6	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed on April 15, 2010)

10.7	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 24, 2010)

10.8	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 23, 2010)

10.9	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 19, 2010)

10.10	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011).

10.11	Commercial Property Lease dated June 1, 2009 (incorporated by reference to Exhibit 10.20 of the Company’s Amended Annual Report on form 10-K/A filed on November 17, 2010)

10.12	Agreement with Morphix Technologies dated March 8, 2010 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011).

10.13	Agreement with Mirion Technologies (MPGI), Inc. dated February 22, 2011 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011).

10.14	Agreement Advnt Biotechnologies, LLC Value Added Reseller (VAR) Agreement dated September 21, 2010 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011).

10.15	Agreement with Detrick Lawrence Corporation dated April 7, 2011 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011).

10.16	Agency Agreement with APP Systems Services PTE LTD dated March 15, 2011 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011).

10.17	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed on May 20, 2011).

10.18	Form of Note Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2011).

10.19	Form of Note Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 22, 2011).

10.20	Form of Note Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed on November 16, 2011).

14.1 Code of Business Conduct and Ethics*.

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 31, 2004).

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS	**	XBRL INSTANCE DOCUMENT
101.SCH	**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

----------------------------

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2013	UNIVERSAL DETECTION TECHNOLOGY

By:	/s/ Jacques Tizab
Jacques Tizabi, President, Chief Executive Officer

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

Date: February 10, 2013	/s/ Jacques Tizab
Jacques Tizabi, President, Chief Executive
Officer, Acting Chief Financial Officer, and Chairman of the Board of Directors (principal executive officer and principal financial and accounting officer)

Date: February 10, 2013	/s/ Tom Sepenzis
Tom Sepenzis, Director

Date: February 10, 2013	/s/ Matin Emouna
Matin Emouna, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Universal Detection Technology

We have audited the accompanying consolidated balance sheets of Universal Detection Technology as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for the two years period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Detection Technology as of December 31, 2012 and 2011, and the consolidated results of its operations and cash flows for the two years period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

As discussed in note 12, the Company restated its financial statements for the year ended December 31, 2011.

 /s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

October 9, 2013

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011

	As of
	December 31, 2012	December 31, 2011
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,074	$2,062
Accounts Receivable,net	1,099	1,099
Other Receivable	22,500	–
Inventory	999	28,560
Total current assets	26,672	31,721

Deposits	21,300	21,300
Equipment, net	2,485	3,374
Total assets	$50,457	$56,395

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, trade	$1,219,614	$1,165,976
Accrued liabilities	619,981	632,960
Unearned revenue	5,075	11,878
Accrued payroll - officers	775,481	902,481
Notes payable - related party	11,867	466,869
Notes payable, net of discount of $104,298 and $0 respectively	550,375	443,514
Derivative liabilities (restated)	1,016,341	1,043,639
Accrued interest expense	881,812	745,110
Total current liabilities (restated)	5,080,546	5,412,427

Long term notes payable, net of discount of $314,325 and $272,103 respectively (restated)	167,175	37,522
Total liabilities (restated)	5,247,721	5,449,949

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	–	–
Common stock, no par value, 20,000,000,000 shares authorized, 1,222,954 and 382,951 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	39,590,889	38,112,311
Additional paid-in-capital	5,613,089	5,313,089
Accumulated deficit (restated)	(50,401,242)	(48,818,954)
Total stockholders' deficit (restated)	(5,197,264)	(5,393,554)
Total liabilities and stockholders' deficit	$50,457	$56,395

See accompanying notes to the consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the years ended December 31,
	2012	2011
		(Restated)

REVENUE, NET	$75,470	$245,109
COST OF GOODS SOLD	60,067	225,146
GROSS PROFIT	15,403	19,963

OPERATING EXPENSES:
Selling, general and administrative	1,261,592	1,112,458
Marketing	115,870	45,554
Depreciation and amortization	890	3,512
Total operating expenses	1,378,352	1,161,524

LOSS FROM OPERATIONS	(1,362,949)	(1,141,561)

OTHER INCOME (EXPENSES):
Interest expense (restated)	(464,694)	(78,382)
Debt issuance cost (restated)	(1,119,680)	(464,262)
Other income	–	42,500
Loss on settlement of debt	(110,446)	(1,459,320)
Gain/(loss) in change of FV of derivative (restated)	1,475,481	(284,378)
Total other expenses (restated)	(219,339)	(2,243,842)

NET LOSS (restated)	$(1,582,288)	$(3,385,403)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(1.73369)	$(13.4744)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING*	912,671	251,247

- Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, DECEMBER 31, 2010	–	–	112,651	35,601,080	5,313,089	(45,433,551)	(4,519,382)

Stock issued for conversion of debt	–	–	199,800	1,934,642	–	–	1,934,642
Stock issued for services	–	–	70,500	576,589	–	–	576,589
Net loss for the year (restated)						(3,385,403)	(3,385,403)

BALANCE, DECEMBER 31, 2011	–	$–	382,951	$38,112,311	$5,313,089	$(48,818,954)	$(5,393,554)

Stock issued for conversion of debt	–	–	35,268	141,071	–	–	141,071
Stock issued for services	–	–	354,335	503,720	–	–	503,720
Stock issued for services - related party			225,000	450,000			450,000
Stock issued for debt - related party			160,000	320,000			320,000
Stock issued for loan fees			65,400	63,786	–		63,786
Value of beneficial conversion feature & warrants issued with notes					300,000		300,000
Net loss for the year						(1,582,288)	(1,582,288)

BALANCE, DECEMBER 31, 2012	–	$–	1,222,954	$39,590,889	$5,613,089	$(50,401,242)	$(5,197,264)

See accompanying notes to the consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the years ended December 31,
	2012	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (restated)	$(1,582,288)	$(3,385,403)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	503,720	576,588
Stocks issued for loan fees	63,786	–
(Gain)/Loss on change in FV of debt (restated)	(1,475,481)	284,378
Loss on settlement of debt	110,446	1,459,320
Debt issuance cost (restated)	1,119,680	464,262
Depreciation	889	3,512
Amortization of note discount and loan fees (restated)	240,436	22,897
Changes in operating assets and liabilities:
Inventory	27,561	(27,624)
Unearned Revenue	(6,803)	11,878
Accounts payable and accrued liabilities	504,568	147,906

Net cash used in operating activities	(493,486)	(442,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	(1,435)
Net cash used in investing activities	–	(1,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes with beneficial conversion and warrants	300,000	–
Proceeds from notes payable-related party	224,801	592,256
Proceeds from notes payable	328,500	318,000
Payments on notes payable - related party	(359,803)	(465,460)

Net cash provided by financing activities	493,498	444,796

NET INCREASE IN CASH AND CASH EQUIVALENTS	12	1,075

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,062	987

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,074	$2,062

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax	$–	$3,200
Interest Paid	$1,769	$–

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$141,071	$1,934,642
Shares issued for settlement of debt - related party	$320,000	$–

See accompanying notes to the consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

GOING CONCERN AND MANAGEMENT'S PLANS

As of December 31, 2012, the Company had a working capital deficit of $5,053,873. During the year ended December 31, 2012, the Company incurred net losses of $1,582,288 and had an accumulated deficit of $50,401,242 as of December 31, 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Management has taken certain steps to provide the Company with necessary capital to continue its operations. These steps include: 1) actively seeking additional funding in the form of unsecured indebtedness and 2) seeking to increase revenues from product sales.

During 2011 and 2012, the Company entered into various agreements to sell shares of its common stock to third parties in order to convert its debts to the respective parties. In 2011, 199,800 shares were issued in the aggregate amount of $1,934,642. In 2012, 35,268 shares were issued in the aggregate amount of $141,071.

During 2012, the Company issued 160,000 shares in the aggregate amount of $320,000 as payment of debt to its President and CEO.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year’s presentation, none of which had an impact on total assets, stockholders’ deficit, net loss, or net loss per share.

ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. During the years ended December 31, 2012 and 2011, the Company did not have significant advertising costs.

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

	2012	2011

Equipment	$4,448	$4,448
Accumulated Depreciation	(1,963)	(1,074)
Fixed Assets, Net of Depreciation	$2,485	$3,374

Total depreciation expense was $890 and $3,512 for the years ended December 31, 2012 and 2011, respectively. During 2011, the Company wrote off $142,112 in fixed assets no longer in service. The accumulated depreciation on the assets was $142,112 and no gain or loss was recognized on the disposal.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

EARNINGS PER COMMON SHARE

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options or convertible debt outstanding for 122,000 and 2 shares at December 31, 2012 and 2011, respectively, because the effect of each is antidilutive.

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

INCOME TAXES

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2012, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

CONCENTRATION OF CREDIT RISK

Generally, the Company required no collateral when it extends credit to its customers. The Company's credit losses in the aggregate have not exceeded managements' expectations. The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

SEGMENT REPORTING

ASC 280 (previously SFAS No. 131), Disclosures about segments of an enterprise and related information, which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. In 2012 and 2011, the Company operated as one segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This ASU is effective for the Company in the first quarter of fiscal 2014. We do not expect the adoption will have a significant impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which amends how companies test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. The ASU is effective for the Company in the first quarter of fiscal 2014. We do not expect the adoption will have a significant impact on our consolidated financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 3 – ACCRUED LIABILITIES

The accrued liabilities consist of the following at December 31, 2012 and 2011:

	2012	2011
Loan Fees Payable	$68,600	$68,600
Deferred Rent	–	2,827
Accrued expenses	139,881	150,033
Accrued Settlement (Refer to Note 10)	411,500	411,500
TOTAL ACCRUED LIABILITIES	$619,981	$632,960

Loan fees payable consists of the following: $68,600 was the value of 15 shares payable to third parties in connection with certain loan fees at the original note date.

NOTE 4 – ACCRUED PAYROLL – OFFICERS

Accrued payroll – officers as of December 31, 2012 and 2011 is comprised of accrued payroll to the officers of the company amounting to $775,481 and $902,481, respectively. This payable is interest-free, unsecured and due on demand.

During 2012, the Company issued 225,000 shares of common stock to its president and CEO to convert $450,000 of accrued but unpaid salary.

NOTE 5 - NOTES PAYABLE, RELATED PARTY

During the year ended December 31, 2012, the Company borrowed a total of $224,801 from its president and chief executive officer under various written and oral promissory note agreements executed by the Company. The notes had interest rates of 0%. The Company repaid notes totaling $679,803 and interest of $1,769. A total of $359,803 was repaid in cash and $320,000 was repaid through the issuance of 160,000 shares of its common stock. As of December 31, 2012, $11,867 in principal and $0 in interest was due under the above loans.

During the year ended December 31, 2011, the Company borrowed a total of $592,256 from its president and chief executive officer under promissory notes executed by the Company. The notes had interest rates of 0%. The Company repaid notes totaling $465,460 and interest of $0. As of December 31, 2011, $466,869 in principal and $1,392 in interest was due.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 6 – NOTES PAYABLE

Notes payable consisted of the following at December 31, 2012:

	Gross	Unamortized Discount	Net
Notes payable to individuals, subject to contingent settlement agreement and summary judgment, interest at 11.67% per annum, principal and interest due January 1, 2006, in default, unsecured	$95,740	–	95,740

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due July 2005, in default, unsecured	161,000	–	161,000

Note payable, subject to settlement agreement, interest at 9.17% per annum, principal and interest due July 2005, unsecured	71,500	–	71,500

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due December 2005, unsecured	100,000	–	100,000

Note payable, interest at 12.5%, due June 2007, verbally extended, unsecured	1,500	–	1,500

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	9,940	–	9,940

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	1,638	–	1,638

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	1,420	–	1,420

Note payable, interest at 12% per annum, due September 2010, verbally extended, unsecured	776	–	776

Note payable, interest at 12% per annum, due July 2014	36,500	26,095	10,405

Note payable, interest at 12% per annum, due August 2014	40,000	21,387	18,613

Note payable, interest at 12% per annum, due August 2014	35,000	18,969	16,031

Note payable, interest at 12% per annum, due November 2014	60,000	36,734	23,266

Note payable, interest at 12% per annum, due November 2014	60,000	37,828	22,172

Note payable, interest at 12% per annum, due December 2014	50,000	32,847	17,153

Note payable, interest at 12% per annum, due January 2015	50,000	34,535	15,465

Note payable, interest at 12% per annum, due January 2015	50,000	34,763	15,237

Note payable, interest at 12% per annum, due February 2015	60,000	42,591	17,409

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Gross	Unamortized Discount	Net
Note payable, interest at 12% per annum, due February 2015	40,000	28,577	11,423

Note payable, interest at 5% per annum, due July 2012, verbally extended, unsecured	30,000	–	30,000

Note payable, interest at 8% per annum, due April 2013, verbally extended, unsecured	27,500	10,672	16,828

Note payable, interest at 8% per annum, due August 2013, verbally extended, unsecured (net of discount of $26,503)	18,311	6,423	11,888

Note payable, interest at 8% per annum, due May 2013, verbally extended, unsecured (net of discount of $27,075)	17,721	6,423	11,298

Note payable, interest at 8% per annum, due May 2013, verbally extended, unsecured	32,500	17,247	15,253

Note payable, interest at 8% per annum, due September 2013, verbally extended, unsecured (net of discount of $87,536)	38,318	29,077	9,242

Note payable, interest at 8% per annum, due August 2013, verbally extended, unsecured	16,000	13,149	2,851

Note payable, interest at 8% per annum, due November 2013, verbally extended, unsecured (net of discount of $37,243)	8,939	–	8,939

Note payable, interest at 8% per annum, due September 2013, verbally extended, unsecured	22,500	21,938	562

Total Notes Payable	1,136,803	419,253	717,550

Less: Current Portion	655,303	104,928	550,375

Long-Term Notes Payable	$481,500	$314,325	$167,175

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Notes payable consisted of the following at December 31, 2011:

	Gross	Unamortized Discount	Net
Notes payable to individuals, subject to contingent settlement agreement and summary judgment, interest at 11.67% per annum, principal and interest due January 1, 2006, in default, unsecured	$95,740	–	95,740

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due July 2005, in default, unsecured	161,000	–	161,000

Note payable, subject to settlement agreement, interest at 9.17% per annum, principal and interest due July 2005, unsecured	71,500	–	71,500

Note payable, subject to settlement agreement, interest at 12% per annum, principal and interest due December 2005, unsecured	100,000	–	100,000

Note payable, interest at 12.5%, due June 2007, verbally extended, unsecured	1,500	–	1,500

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	9,940	–	9,940

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	1,638	–	1,638

Note payable, interest at 12% per annum, due March 2010, verbally extended, unsecured	1,420	–	1,420

Note payable, interest at 12% per annum, due September 2010, verbally extended, unsecured	776	–	776

Note payable, interest at 12% per annum, due April 2014	14,625	–	14,625

Note payable, interest at 12% per annum, due July 2014	50,000	42,746	7,254

Note payable, interest at 12% per annum, due August 2014	40,000	34,708	5,292

Note payable, interest at 12% per annum, due August 2014	35,000	30,625	4,375

Note payable, interest at 12% per annum, due November 2014	60,000	56,715	3,285

Note payable, interest at 12% per annum, due November 2014	60,000	57,810	2,190

Note payable, interest at 12% per annum, due December 2014	50,000	49,498	502

Total Notes Payable	753,139	272,103	481,036

Less: Current Portion	443,514	–	443,514

Long-Term Notes Payable	$309,625	$272,103	$37,522

The interest expense for the years ended December 31, 2012 and December 31, 2011 is $464,694 and $78,382, respectively.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The Company entered into a contingent settlement agreement on July 26, 2004 related to $440,765 of notes payable to individuals and related accrued interest. In July 2004, the Company paid a total of $73,333 towards the debt and agreed to pay a total of $298,667, including interest through January 2006 in full payment. The Settlement Agreement provides for an accelerated payment schedule at the Company's option, which would reduce the total payment made by the Company by approximately $12,000. The Company defaulted on the two remaining payments totaling $80,000 at which time the entire remaining balance became due, including default interest and legal fees. The Company currently has accrued $566,189 for interest and legal fees (included in the accrued interest of $881,812 as of December 31, 2012) in addition to the $95,740 principal balance (included in the notes payable of $717,550 as of December 31, 2012).

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $200,000 plus accrued interest. The parties agreed to settle the debt for $261,000 payable as follows: Twelve consecutive payments of $12,500 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $95,000 payable on July 31, 2005; and a one-time interest payment of $16,000 on July 31, 2005. This agreement includes an additional $7,500 as inducement to the note holder to enter into the extended agreement, which was amortized as a loan fee over the term of the agreement. Scheduled payments were not made on the note and the company is currently in default. The Company currently has accrued $125,165 for interest (included in the accrued interest of $881,812 as of December 31, 2012) in addition to the $161,000 principal balance (included in the notes payable of $717,550 as of December 31, 2012.

During August 2004, the Company entered into an agreement to settle a note payable in the amount of $100,000 plus accrued interest. The parties agreed to settle the debt for $130,800 payable as follows: Twelve consecutive payments of $6,000 payable monthly commencing August 31, 2004 and ending July 31, 2005; a lump-sum payment of $50,500 payable on July 31, 2005; and a one-time interest payment of $8,300 on July 31, 2005. The Company has recognized a $38,610 gain on forgiveness of accrued interest related to this transaction. Scheduled payments were not made on the note and the company is currently in default. The Company currently has accrued $34,709 for interest (included in the accrued interest of $881,812 as of December 31, 2012) in addition to the $71,500 principal balance (included in the notes payable of $717,550 as of December 31, 2012.

During the year ended December 31, 2012, the Company entered into various note agreements to issue convertible notes and detachable warrants. The notes call for outstanding principal and interest to be converted into the Company’s common stock at $0.50 per share. During 2012, the Company issued the following convertible notes:

Issue Date	Principal	Warrants to be Granted	Notes Payable – Beneficial Conversion Feature as of Issue Date

8/14/2012	50,000	10,000	41,623
8/21/2012	50,000	10,000	41,848
9/26/2012	150,000	50,000	120,435
11/12/2012	50,000	10,000	42,867
	$300,000	80,000	246,773

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is determined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one — Quoted market prices in active markets for identical assets or liabilities;

Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	12/31/2012

Liabilities:
Derivative instruments	$–	$1,016,341	$–	$1,016,341
Total	$–	$1,016,341	$–	$1,016,341

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	12/31/2011

Liabilities:
Derivative instruments	$–	$1,043,639	$–	$1,043,639
Total	$–	$1,043,639	$–	$1,043,639

During the year ended December 31, 2012, the Company entered into various note agreements. At the option of the holder, these notes are convertible into the Company’s shares of common stock at various conversion prices.

Issue Date	Conversion Price Clause
01/26/12	Lower of (i) $2.00 or (ii) 50% of lowest closing bid price 30 trading days preceding conversion date
1/31/12	Lower of (i) $2.00 or (ii) 50% of lowest closing bid price 30 trading days preceding conversion date
2/16/12	Lower of (i) $2.00 or (ii) 50% of lowest closing bid price 30 trading days preceding conversion date
2/21/12	Lower of (i) $2.00 or (ii) 50% of lowest closing bid price 30 trading days preceding conversion date
6/6/12	Lower of (i) $0.50 or (ii) 50% of average closing bid price 3 trading days preceding conversion date
7/20/12	55% of Market Price / average of the lowest 3 trading prices, 10 trading days preceding conversion date
8/23/12	55% of Market Price / average of the lowest 3 trading prices, 10 trading days preceding conversion date
11/12/12	31% of Market Price / lowest trading price, 120 days preceding conversion date
12/24/12	55% of Market Price / lowest trading price, 120 days preceding conversion date

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

As per ASC 815 Derivatives & Hedging, these convertible notes payable do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares. The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.

The fair value of the conversion liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the derivative liability at the inception of these convertible notes payable were shown as a debt discount with any discount greater than the face amount of the debt being as financing costs in the year ended December 31, 2012.

Funding Date	Amount of Debt	Fair Value of Derivative Liability	Amount Applied to Debt Discount	Recorded as Debt Issuance Cost
01/26/12	50,000	199,842	50,000	149,842
1/31/12	50,000	99,901	50,000	49,901
2/16/12	60,000	239,871	60,000	179,871
2/21/12	40,000	79,937	40,000	39,937
6/6/12	30,000	93,875	30,000	63,875
7/20/12	27,500	212,706	27,500	185,206
8/23/12	32,500	53,870	32,500	21,370
11/12/12	16,000	195,202	16,000	179,202
12/24/12	22,500	272,976	22,500	250,476
	328,500	1,448,180	328,500	1,119,680

At December 31, 2012, the fair value of the conversion liabilities was $1,016,341. During the year ended December 31, 2012, the gain due to the change in the fair value of these derivative liabilities was recorded as $1,475,481.

At December 31, 2011, the fair value of the conversion liabilities was $1,043,639. During the year ended December 31, 2011, the loss due to the change in the fair value of these derivative liabilities was recorded as $284,378.

NOTE 8 – STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.01 par value per share in series to be designated by the Board of Directors. There were no shares issued and outstanding as of December 31, 2012 and 2011.

Stock Split

A majority of shareholders approved a resolution providing the Company’s Board of Directors with the authority to effect a one-for-twenty-thousand (1:20,000) reverse stock split for stockholders of record as of March 13, 2012. The reverse split took effect July 5, 2012, resulting in 919,219 shares outstanding. All figures have been presented on the basis of reverse split where ever applicable for all the periods presented in these financial statements.

COMMON STOCK

CONVERSION OF DEBT

During 2012, the Company entered into various agreements to convert $28,125 of principal and $2,500 of accrued interest into 35,268 shares of common stock. The fair market value of the stock on the dates of agreement and issuance was $141,071. The Company recorded a loss on settlement of debt of $110,446.

During 2011, the Company entered into various agreements to convert $439,255 of principal and $36,019 of accrued interest into 199,800 shares of common stock. The fair market value of the stock on the dates of agreement and issuance was $1,934,642. The Company recorded a loss on settlement of debt of $1,459,321.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

STOCK ISSUED FOR SERVICES

During the year ended December 31, 2012, the Company issued an aggregate of 196,110 shares of its common stock to various employees of the Company as compensation. The shares were valued at a total of $390,815. A total of 225,000 shares of its common stock were issued to the Company’s president and CEO. The fair market value of the shares issued to the Company’s president and CEO was $450,000.

During the year ended December 31, 2012, the Company entered into various agreements for strategic business planning, financial advisory, investor relations, and professional and public relations services. As compensation for the services rendered, the Company issued 158,225 shares of common stock, valued at $112,905, the fair market value of the stock on the day of issuance.

In addition to the above issuances, the Company also issued 160,000 shares of common stock to its president and CEO for payment of outstanding debt, during 2012, valued at $320,000.

During the year ended December 31, 2011, the Company issued an aggregate of 57,451 shares of its common stock to various employees of the Company as compensation. The shares were valued at a total of $438,678.

During the year ended December 31, 2011, the Company entered into various agreements for strategic business planning, financial advisory, investor relations, and professional and public relations services. As compensation for the services rendered, the Company issued 13,049 shares of common stock, valued at $137,912, the fair market value of the stock on the day of issuance.

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

On April 29, 2008, the Board of Directors adopted the 2008-2 Equity Incentive Plan (“the Plan”). The Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital-raising transaction. The Company reserved 16,500 shares of common stock for awards to be made under the Plan. 16,343 of the shares reserved under this plan have been issued.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The Company granted 5,040 restricted shares during the year ended December 31, 2009. Of the shares granted, 5,000 shares vested immediately and 40 shares vest over a six-month period. The Company recognized marketing expense on a straight-line basis over the vesting periods based on the market price of their stock on the grant date.

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

On October 27, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan II (the “2011-II Plan”). The 2011-II Plan provides for the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights (or SARs), Restricted Stock, Performance Units, and Performance Shares, to our employees, officers, directors, consultants, independent contractors, advisors, or other service providers, provided that such services are not in connection with the offer and sale of securities in a capital raising transaction. The Company initially reserved 60,000 shares of its common stock for awards to be made under the 2011-II Plan. 48,750 of the shares under this plan have been issued.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

WARRANTS

There were 80,000 warrants granted during 2012 and 0 in 2011.

The following table summarizes the activity of options and warrants under all agreements and plans for the two years ended December 31, 2012 and 2011:

			Weighted
			Average	Aggregate
	Number of		Exercise	Intrinsic
	Options	Warrants	Price	Value
Outstanding, December 31, 2010	27	–	140,000	–

Granted	–	–	–	–
Exercised	–	–	–	–
Expired/cancelled	(25)	–	–	–
Outstanding, December 31, 2011	2	0	2,244,000	–

Granted	–	–	–	–
Exercised	–	80,000	1	–
Expired/cancelled	–	–	–	–
Outstanding, December 31, 2012	2	80,000	19.7	–

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

Methods of estimating fair value:

Under ASC 718 (previously SFAS No. 123-R), the fair value of stock options is determined using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average assumptions used in the model were as follows:

	2012	2011

Risk-free interest rate	0.19%	N/A
Volatility	320%	N/A
Expected life	One Year	N/A
Dividend yield	0%	0%

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The following table summarizes information about stock options and warrants outstanding at December 31, 2012:

OPTIONS
OUTSTANDING			EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE-YEARS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE
$1,320,000	2	0.63	1,320,000	2
	–			–
	2	0.63	1,320,000	2

WARRANTS
OUTSTANDING			EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE-YEARS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE
$1	80,000	8.73	1.00	80,000
	–			–
	80,000	8.73	1.00	80,000

NOTE 9 - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2012 and 2011 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

	2012	2011

Computed expected income tax provision (benefit)	$(537,978)	$(851,053)
Increase in allowance for doubtful accounts	–	–
Net operating loss carryforward	576,606	826,141
Increased
Accrued liabilities	(39,478)	40,484
Allowance for doubtful accounts	–	(17,000)
Non-deductible meals & entertainment	850	1,428
Depreciation	–	–

Income tax provision (benefit)	$–	$–

The components of the deferred tax assets and (liabilities) as of December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred tax assets:
Temporary differences:
Accrued liabilities	$3,652	$(46,757)
Allowance for bad debt	–	–
Net operating loss carryforward	16,149,854	15,471,495
Valuation allowance	(16,153,507)	(15,424,738)
Net long-term deferred tax asset	$–	$–

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The components of the deferred tax (expense) benefit were as follows for the years ended December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Accrued expenses	$50,410	$47,628
Allowance for bad debt	–	21,200
Accumulated Depreciation	–	2,180

Increase in net operating loss carryforward	678,360	971,830
Change in valuation allowance	(627,950)	(1,042,939)
	$–	$–

As of December 31, 2012, the Company had net operating loss carryforwards of approximately $32,600,000 expiring from 2012 through 2026.

NOTE 10- COMMITMENTS AND CONTINGENCIES

LITIGATION

a)	On May 15, 2002, Walt Disney World Co. commenced action in the Los Angeles Superior Court against the Company and a former wholly-owned subsidiary (WALT DISNEY WORLD CO. V. POLLUTION RESEARCH AND CONTROL CORP. AND DASIBI ENVIRONMENTAL CORP. (Case No. BC 274013 Los Angeles Superior Court) for amounts due in connection with unpaid rent. A judgment was entered for $411,500. No amounts have been paid in connection with the judgment. As of December 31, 2012, $411,500 has been accrued.

b)	Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, fka Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. The Company has accrued for this settlement. The Company entered into a settlement agreement in the third quarter of 2004 with each of these three parties. Pursuant to this agreement, at June 30, 2005, the Company was required to pay an additional $80,000 as full payment of our obligations. The Company did not make this payment and are in default of these notes. As of December 31, 2012 and 2011, the Company has $661,929 and $610,621, including interest, accrued for this matter.

c)	On June 2, 2006, Plaintiff Trilogy Capital Partners instituted an action in the Los Angeles Superior Court (Trilogy Capital Partners v. Universal Detection Technology, et. al., Case No. SC089929) against the Company. Plaintiff’s Complaint alleged damages against UDT for breach of an engagement letter in the amount of $93,449. Also, Plaintiff alleged that UDT had failed to issue warrants to it pursuant to a written agreement. After completing the initial stages of litigation and conducting extensive mediation, Plaintiff and UDT reached a settlement wherein commencing December 15, 2006, UDT would make monthly payments to Plaintiff of $2,000 until a debt of $90,000 plus accrued interest at six percent per annum was fully paid. In exchange, Plaintiff would release all of its claims against UDT. UDT has been current on all of its agreed payments to Plaintiff. As of December 31, 2011, $28,098 was due under the agreement and included in accounts payable in the accompanying balance sheet as of December 31, 2012.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

d)	On November 15, 2006, Plaintiff NBGI, Inc. instituted an action in the Los Angeles Superior Court (NBGI, Inc. v. Universal Detection Technology, et. al., Case No. BC361979) against the Company. NBGI, Inc.’s Complaint alleged breach of contract, and requested damages in the amount of $111,014 plus interest at the legal rate and for costs of suit. A Summary Judgment was granted in NBGI’s favor and Judgment has been entered. No payments have been made on this judgment and no actions to enforce the judgment have been taken against the Company.

e)	On November 1, 2010 the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs. The Company was responsible to pay 50% of the cash payments, the other 50% of which was the responsibility of a second defendant. The cash payments were scheduled to be made in equal monthly payments over 7 months commencing on August 31, 2011. In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. The Company issued stock with a fair market value of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement. As of November 11, 2012, the Company and the second corporate defendant have fulfilled all the obligations with respect to this liability and all of the $85,000 has been paid to the plaintiffs.

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

On January 1, 2011, the Company entered into an amendment of the employment agreement with its President and Chief Executive Officer. Under the amendment, base salary is $320,000. The agreement also provides for salary increases of 5% per year commencing January 1, 2012, and an extension of the term of the agreement until December 31, 2016. In addition, automobile cost is limited to a maximum of $2,500 per month and the Company will reimburse the officer for individual life insurance premiums and for health insurance premiums and related expenses.

The Company is obligated to make certain minimum salary payments as follows:

YEAR ENDING DECEMBER 31,

2013	$352,800
2014	370,440
2015	388,962
2016	408,410
$1,520,612

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

OPERATING LEASES

On June 1, 2009, the Company entered into a lease agreement to lease office space commencing June 1, 2009 through May, 31, 2012. The Company further extended the lease to November 30, 2012, and is currently on a “month-to-month” term.

Rent expense was $84,399 and $79,059 for 2012 and 2011, respectively.

NOTE 11 – SUBSEQUENT EVENTS

During the first quarter of 2013, the company issued 277,552 shares of common stock valued at $156,339 in order to convert debt of $44,600.

On January 9, 2013 the Board of Directors adopted a resolution to enter into a securities purchase agreement in connection with the issuance of an 8% Convertible Note of the Company in the aggregate principal amount of $12,500, convertible into share of common stock, no par value per share, of the Company. The Company also executed an irrevocable letter agreement with Worldwide Stock Transfer, LLC, the Company’s transfer agent, with respect to the reserve of shares of common stock of the Company to be issued upon any conversion of the above Note.

On June 11, 2013 the Board of Directors adopted a resolution to enter into a securities purchase agreement in connection with the issuance of an 8% Convertible Note of the Company in the aggregate principal amount of $53,000, convertible into share of common stock, no par value per share, of the Company. The Company also executed an irrevocable letter agreement with Worldwide Stock Transfer, LLC, the Company’s transfer agent, with respect to the reserve of shares of common stock of the Company to be issued upon any conversion of the above Note.

On August 7, 2013 the Board of Directors adopted a resolution to enter into a securities purchase agreement in connection with the issuance of an 8% Convertible Note of the Company in the aggregate principal amount of $6,000, convertible into share of common stock, no par value per share, of the Company. The Company also executed an irrevocable letter agreement with Worldwide Stock Transfer, LLC, the Company’s transfer agent, with respect to the reserve of shares of common stock of the Company to be issued upon any conversion of the above Note.

NOTE 12 – RESTATEMENT OF FINANCIAL STATEMENTS

The management of Universal Detection Technology has determined that the previously issued financial statements contained in the Company’s annual Report on Form 10-K for the year ended December 31, 2011 required restatement to properly account for certain derivative transactions.

The Company issued 2 secured convertible promissory notes to Beauvoir Capital, LTD on July 25, 2011 and August 8, 2011 for total proceeds to the Company of $90,000 (“Beauvoir Notes”). Beauvoir Notes could be converted into shares of the Company’s common stock at a conversion price of the lower of (i) $0.0003 or (ii) eight percent (80%) of the lowest closing bid price of the Common Stock during the 30 trading days preceding the date the Conversion Notice is delivered to the Company.

The Company issued 4 secured convertible promissory notes to Sendero Capital on August 16, 2011, November 1, 2011, November 21, 2011, and December 20, 2011 for total proceeds of $205,000 (“Sendero Notes”). Sendero Notes could be converted into shares of the Company’s common stock at a conversion price of the lower of (i) $0.0001 or (ii) fifty percent (50%) of the lowest closing bid price of the Common Stock during the 30 trading days preceding the date the Conversion Notice is delivered to the Company.

Because the conversion prices of the notes were variable, the Company should have recorded derivative liabilities against these notes as of their issuance dates. The Company calculated the derivative liabilities and determined that the amount is material.

Below is a comparative presentation of the balance sheet and income statement as of and for the year ended December 31, 2011 as restated in this report and as reported in the Company’s Report on Form 10K previously filed with the Securities and Exchange Commission.

	As Reported	As Restated
	12/31/2011	12/31/2011
BALANCE SHEET:
Derivative liabilities	–	1,043,639
Total current liabilities	4,368,787	5,412,427
Long term notes payable, net	309,625	37,522
Total liabilities	4,678,412	5,449,949
Accumulated deficit	(48,047,417)	(48,818,954)
Total stockholders' deficit	(4,622,017)	(5,393,554)

STATEMENT OF OPERATIONS:
Interest expense	(55,485)	(78,382)
Debt issuance cost	–	(464,262)
Gain/(loss) in change of FV of derivative	–	(284,378)
Total other expenses	(1,472,305)	(2,243,842)
NET LOSS	(2,613,866)	(3,385,403)

