Form 10-Q
period 2013-03-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2015-02-20
CIK 763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-09327

UNIVERSAL DETECTION TECHNOLOGY
(Exact name of registrant as specified in its charter)

California	95-2746949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.).

340 North Camden Drive, Suite 302
Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (310) 248-3655

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of March 31, 2013, there were 1,500,506 shares of common stock outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

	As of
	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,974	$2,074
Accounts Receivable, net	1,099	1,099
Other Receivable	20,836	22,500
Inventory	1,098	999
Total current assets	26,007	26,672

Deposits	21,300	21,300
Equipment, net	2,262	2,485
Total assets	$49,569	$50,457

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, trade	$1,100,212	$1,219,614
Accrued liabilities	657,293	619,981
Unearned revenue	7,530	5,075
Accrued payroll - officers	738,068	775,481
Notes payable - related party	84,779	11,867
Notes payable	308,615	550,375
Accrued interest expense	1,923,175	1,898,153
Total current liabilities	4,819,672	5,080,546

Long term notes payable	481,500	167,175
Total liabilities	5,301,172	5,247,721

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	−	−-
Common stock, no par value, 20,000,000,000 shares authorized,1,500,506 and 1,222,954 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	39,742,528	39,590,889
Additional paid-in-capital	5,613,089	5,613,089
Accumulated deficit	(50,607,220	(50,401,242
Total stockholders' deficit	(5,251,603	(5,197,264
Total liabilities and stockholders' deficit	$49,569	$50,457

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	For the three months ended March 31,
	2013	2012

REVENUE, NET	$6,407	$33,639
COST OF GOODS SOLD	4,040	27,184
GROSS PROFIT	2,367	6,455

OPERATING EXPENSES:
Selling, general and administrative	71,382	440,753
Marketing	−	9,470
Depreciation and amortization	222	222
Total operating expenses	71,604	450,445

LOSS FROM OPERATIONS	(69,237)	(443,990)

OTHER INCOME (EXPENSE):
Interest expense	(25,002)	(32,048)
Other income	-	-
Loss on settlement of debt	(111,739)	(110,446)
Total other expenses	(136,741)	(142,494)

NET LOSS	$(205,978)	$(586,484)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.2167)	$(0.63750)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	950,471	919,973

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	For the three months ended March 31,
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(205,978)		$(586,484)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services		−		285,001
Loss on settlement of debt		−		110,446
Depreciation		222		222
Amortization of note discount and loan fees		−		−
Changes in operating assets and liabilities:
Inventory		(100)		23,804
Unearned Revenue		2,455		(10,325)
Accounts payable and accrued liabilities		136,252		100,501
Net cash used in operating activities		(67,149)		(76,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		−		−
Net cash used in investing activities		−		−

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock subscriptions		−		−
Proceeds from notes payable-related party		72,911		50,423
(Payments on)/proceeds from notes payable		(4,862)		200,000
Payments on notes payable - related party		-		(172,777)
Net cash provided by financing activities		68,049,		77,646

NET INCREASE IN CASH AND CASH EQUIVALENTS		900		811

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		2,074		2,062

CASH AND CASH EQUIVALENTS, END OF PERIOD		$2,974		$2,873

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax	$	−	$	−
Interest Paid	$	−	$	−

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$	−		$141,071
Shares issued for settlement of debt and accrued payroll - related party	$	−		$777,000
Shares issued for loan fees	$	−	$	−

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

NOTE 2. ACCOUNTING POLICIES

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2012 Form 10-K filed on February 3, 2014 with the U.S. Securities and Exchange Commission.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $50,607,220 as of March 31, 2013, including a net loss of $205,978 during the three months period ended March 31, 2013.

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

NOTE 4. NOTES PAYABLE

During the three month period ended March 31, 2013, the Company borrowed an aggregate of $178,839 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.0% per annum, and are due on or before February 21, 2015. No principal or interest payments have been made on these notes. As of March 31, 2013 and December 31, 2012, the Company had total notes payable amounting to $971,882 and $753,139 respectively, net of loan fees of $56,693 and $0 respectively.

During the year ended December 31, 2012, the Company entered in various convertible note agreements (included in the total above) totaling $250,000 due by September 2013 at an interest rate of 8% per annum. The outstanding principal balances of the notes are convertible into common shares at the conversion price of $0.50 per share.

During the year ended December 31, 2012, the Company also issued warrants to purchase up to 70,000 shares of common stock for $1.00 as part of the convertible note issuance. The value attributed to the warrants was $46,094, treated as additional paid-in capital. The warrants were using the Black Scholes model for warrants, with volatility of 308% to 493% and risk free interest rates of 0.17%.to 0.20%. The market prices of the common stock on the dates of the grants were $0.85 to $1.10. An additional $203,906 was recorded as additional paid-in capital for the value of the conversion feature of the notes. The Company issued an additional 65,400 share of common stock valued at $59,086 as payment of financing fees in connection with these loans.

The interest expense on these notes payable for the three months ended March 31, 2013 and December 31, 2012 amounted to $25,002 and $32,084, respectively.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. EQUITY TRANSACTIONS

Issuance of Common Stock

During the three month period ended March 31, 2013, the Company issued an aggregate of 277,552 shares of common stock to Asher Enterprises under terms of convertible notes held by Asher Enterprises, Inc.

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

NOTE 6. INCOME TAXES

Our effective tax rates were approximately (0.0)% and (0.0)% for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to, net operating loss carry-forwards available to offset current and future taxable income.

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

b)

A. Sean Rose, Claire F. Rose and Mark Rose v. Universal Detection Technology, Pollution Research and Control Corporation (Superior Court of the State of California for the County of Los Angeles, North Central District, Case No. EC042040)

On or about April 16, 2004, Plaintiffs commenced an action against the Company (Case No. EC 038824) for amounts allegedly due pursuant to four unpaid promissory notes. On August 2, 2004, the parties executed a Confidential Settlement Agreement and Mutual Releases (the “Agreement”). On December 30, 2005, Plaintiffs commenced the above-referenced action against the Company, alleging the Company breached the Agreement and seeking approximately $205,000 in damages. A judgment was entered on April 11, 2006. The Company has accrued for this settlement. The Company entered into a settlement agreement in the third quarter of 2004 with each of these three parties. Pursuant to this agreement, at June 30, 2005, the Company was required to pay an additional $80,000 as full payment of our obligations. The Company did not make this payment and are in default of these notes. As of March 31, 2013 and December 31, 2012 the Company has $668,183 and $661,929, respectively, accrued for including interest relating to this matter which is part of notes payable and accrued interest in the accompanying balance sheet as of June 30, 2012 and December 31, 2011.

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

As of December 31, 2012, out of the cash payments that the Company was responsible for under the settlement agreement, $8,520.82 is still owed and unpaid. This balance due is for part of the February 28, 2012 payment. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

NOTE 8. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company issued 225,000 shares of common stock to its president and CEO to convert $450,000 of accrued but unpaid salary to him.

During the year ended December 31, 2012, the Company borrowed an aggregate of $212,934 in principal with no interest due and repaid $679,804 in principal and $1,768 in interest payments to its president and CEO. A total of $359,804 was repaid in cash and $320,000 was repaid through the issuance of 160,000 shares of its common stock. As of September 30, 2012, no principal and in interest were due.

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

For the three month period ended March 31, 2013 we realized revenues of $6,407 from sales. We have incurred losses for the three months ended March 31, 2013 and 2012 in the approximate amounts of $205,978 and $586,484, respectively, and have an accumulated deficit of $50.6 million as of March 31, 2013. At March 31, 2013, we were in default on certain debt obligations totaling approximately $328,240 in addition to accumulated interest of approximately $844,000. We require approximately $5.0 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

General and Administrative Expenses; Selling Expenses

During the three months ended March 31, 2013 we spent an aggregate of $71,604 on selling, general and administrative expenses and marketing expenses. This amount represents a significant increase over the comparable prior year period. The decrease is principally attributable to a decrease in staff costs, office expenses and professional fees.

Working Capital Deficit

Our accumulated deficit at March 31, 2013, was $50,607,220. This deficit and questions as to our ability to obtain capital raises substantial doubt as to our ability to continue as a going concern. We will require approximately $5.0 million to repay indebtedness in the next 12 months. We can make no assurances that such amount will be available to the Company.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012.

Revenue. Total revenue for the three months ended March 31, 2013 was $6,407, as compared to revenue of $33,639 for the same period in the prior fiscal year, a decrease of $27,232. The decrease is primarily due to a decreased number of detection unit sales for the comparative periods.

Operating Expenses. Total operating expenses for the three months ended March 31, 2013 were $71,604, as compared to total operating expenses of $450,445 for the three months ended March 31, 2012, representing an decrease of $378,841. These decreases are principally due to a decrease in staff, office administrative expenses and professional fees.

Other income (expense). Total other expense amounted to $136,741 for the three months ended March 31, 2012 as compared to $142,494 for the corresponding period of the prior year, representing a decrease of $5,753. The decreased expense is principally related to the loss recognized on the settlement of shares issued for debt.

Net loss. Net loss for the three months ended March 31, 2013 was $205,978, as compared to a net loss of $586,484 for the same period in the prior fiscal year, representing a decrease in loss of $380,506. The primary reason for this change is a decrease in loss recognized on the settlement of shares issued for debt.

LIQUIDITY AND CAPITAL RESOURCES

We require approximately $5.0 million to repay indebtedness including interest in the next 12 months. We do not anticipate that our cash on hand or anticipated revenues from operations will be adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our available capital during the next 12 months principally will be used for:

•

administrative expenses, including salaries of officers and other employees we plan to hire;

•

repayment of debt;

•

sales and marketing;

•

product development, testing and manufacturing; and

•

expenses of professionals, including accountants and attorneys.

Our accumulated deficit at March 31, 2013 was $50,607,220. There is substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at March 31, 2013.

The following provides principal terms of our outstanding debt as of March 31, 2013:

•

One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due September 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of March 31, 2013, we have $639,102 accrued for including interest relating to this matter.

•

One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At March 31, 2013, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note and we owed $117,218 in interest on this note.

•

One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At March 31, 2013, there was $71,500 and accrued interest of $34,709. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of March 31, 2013, we owed $82,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due September 27, 2007 with an interest rate of 12.5% per annum. As of March 31, 2013, we owed $1,022 in interest. We did not make our scheduled payment on June 27, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $9,940 in principal and approximately $3,900 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31, 2010 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $1,638 in principal and approximately $713 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $1,420 in principal and $636 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $776 in principal balance and approximately $297 in interest. We did not make our scheduled payment on September 3, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 25, 2014 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $36,500 in principal and approximately $1,533 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on August 8, 2014 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $40,000 in principal and $8,000 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on August 16, 2014 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $35,000 in principal and $7,875 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 11, 2014 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $60,000 in principal and $10,375 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 21, 2014 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $60,000 in principal and $9,400 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on December 20, 2014 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $50,000 in principal and $7,800 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 26, 2015 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $50,000 in principal and $ 2,000 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 31, 2015 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $50,000 in principal and $7,000 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on February 16, 2015 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $60,000 in principal and $6,600 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on February 21, 2015 with an interest rate of 12.0% per annum. As of March 31, 2013, we owed $40,000 in principal and $5,400 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 15, 2012 with an interest rate of 5.0% per annum. As of March 31, 2013, we owed $30,000 in principal and $975 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $27,500 due on April 24, 2013 with an interest rate of 8.0% per annum. As of March 31, 2013, we owed $27,500 in principal and $2,210 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,623 due on August 14, 2013 with an interest rate of 8.0% per annum. As of March 31, 2013, we owed $41,623 in principal and $3,046 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,848 due on August 21, 2013 with an interest rate of 8.0% per annum. As of March 31, 2013, we owed $41,848 in principal and $3,220 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $32,500 due on May 27, 2013 with an interest rate of 8.0% per annum. As of March 31, 2013, we owed $32,500 in principal and $1,950 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $120,435 due on September 24, 2013 with an interest rate of 8.0% per annum. As of March 31, 2013, we owed $120,435 in principal and $5,420 in interest.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, the accounting firm of A.J. Robbins, P.C. filed a lawsuit in the District Court, City and County of Denver, Colorado, seeking recovery of fees allegedly owed for accounting services performed during 2004 to 2008. The claims have been asserted against the Company, a second corporate defendant, and our CEO, as a result of a personal guarantee. On December 15, 2010, Defendants filed an Answer which asserted several defenses. The parties exchanged initial disclosures, and the matter was set for trial commencing on December 5, 2011. On August 3, 2011 the parties entered into a settlement agreement whereby the Defendants in the case will jointly pay $85,000 to the plaintiffs and the Company will issue $45,000 of the Company’s stock to the plaintiffs. The Company was responsible to pay 50% of the cash payments, the other 50% of which was the responsibility of a second defendant. The cash payments were scheduled to be made in equal monthly payments over 7 months commencing on August 31, 2011. In consideration of the settlement, the parties have executed a mutual release and have agreed to withdraw the lawsuit. The releases and withdrawal are contingent upon the Company's full performance of the settlement agreement terms. The Company issued stock with a fair market value of $36,000 on the date of the agreement in full payment of the stock portion of the settlement agreement. As of November 11, 2012, the Company and the second corporate defendant have fulfilled all the obligations with respect to this liability and all of the $85,000 has been paid to the plaintiffs.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide a response to this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2013, we issued the following securities that were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

•

During the three months ended March 31, 2013, we entered into agreements to issue an aggregate of 277,552 shares of common stock to Asher Enterprises, Inc., under terms of convertible notes held by Asher Enterprises, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted upon the following senior securities:

•

One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make scheduled payments and are in default of these notes. As of March 31, 2013, we have $1,935,415 accrued for including interest relating to this matter.

•

One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2012, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of March 31, 2013, we owed $121,538 in interest on this note.

•

One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2012, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of March 31, 2013, we owed in excess of $34,709 in interest on this note.

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

Dated: February 19, 2015

By:

/s/ Jacques Tizabi

Jacques Tizabi,

President, Chief Executive Officer (Principal Executive Officer), and Acting Chief Financial Officer (Acting Principal Financial Officer)