Form 10-Q
period 2013-09-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2015-02-20
CIK 763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 31, 2013

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of September 30, 2013, there were 1,500,536 shares of common stock outstanding.

FORM 10-Q

INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

	As of
	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,165	$2,074
Accounts Receivable, net	1,099	1,099
Other Receivable	20,836	22,500
Inventory	51,879	999
Total current assets	75,979	26,672

Deposits	21,300	21,300
Equipment, net	2,262	2,485
Total assets	$99,541	$50,457

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, trade	$1,155,843	$1,219,614
Accrued liabilities	660,730	619,981
Unearned revenue	7,530	5,075
Accrued payroll - officers	829,037	775,481
Notes payable - related party	117,389	11,867
Notes payable	308,615	550,375
Accrued interest expense	1,887,407	1,898,153
Total current liabilities	4,966,551	5,080,546

Long term notes payable	481,500	167,175
Total liabilities	5,448,051	5,247,721

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	−	−
Common stock, no par value, 20,000,000,000 shares authorized,1,500,326 and 1,222,954 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	39,742,528	39,590,889
Additional paid-in-capital	5,631,089	5,613,089
Accumulated deficit	(50,722,127)	(50,401,242)
Total stockholders' deficit	(5,348,510)	(5,197,264)
Total liabilities and stockholders' deficit	$99,541	$50,457

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	For the nine months ended September 30,
	2013	2012

REVENUE, NET	$87,927	$70,716
COST OF GOODS SOLD	7,352	56,299
GROSS PROFIT	80,575	14,417

OPERATING EXPENSES:
Selling, general and administrative	214,047	939,083
Marketing	−	9,470
Depreciation and amortization	668	3,059
Total operating expenses	214,047	951,612

LOSS FROM OPERATIONS	(134,140)	(973,195)

OTHER INCOME (EXPENSE):
Interest expense	(75,006)	(116,506)
Other income	−	−
Loss on settlement of debt	(111,739)	(110,446)
Total other expenses	(186,745)	(226,952)

NET LOSS	$(320,885)	$(1,164,147)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.2138)	$(1.381)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,536	217,079

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	For the three months ended September 30,
	2013	2012

REVENUE, NET	$51,053	$14,532
COST OF GOODS SOLD	3,312	11,154
GROSS PROFIT	47,741	3,378

OPERATING EXPENSES:
Selling, general and administrative	71,382	348,928
Marketing	−	−
Depreciation and amortization	223	2,641
Total operating expenses	71,605	351,569

LOSS FROM OPERATIONS	(23,864)	(348,191)

OTHER INCOME (EXPENSE):
Interest expense	(25,002)	(49,818)
Other income	−	−
Loss on settlement of debt	−	−
Total other expenses	(25,002)	(49,818)

NET LOSS	$(48,866)	$(398,009)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.0326)	$(0.4187)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,536	950,471

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	For the nine months ended September 30,
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(320,885)		$(1,164,347)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services		−		397,321
Loss on settlement of debt		−		110,446
Depreciation		667		667
Amortization of note discount and loan fees		−		15,954
Changes in operating assets and liabilities:
Inventory		(100)		27,491
Unearned Revenue		2,455		(6,803)
Accounts payable and accrued liabilities		176,196		376,716
Net cash used in operating activities		(141,667)		(242,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		−		−
Net cash used in investing activities		−		−

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes with beneficial conversion and warrants				100,000
Proceeds from notes payable-related party		146,453		212,934
(Payments on)/proceeds from notes payable		(4,683)		290,000
Payments on notes payable - related party		−		(359,804)
Net cash provided by financing activities		141,770		243,130

NET INCREASE IN CASH AND CASH EQUIVALENTS		103		575

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		2,062		2,062

CASH AND CASH EQUIVALENTS, END OF PERIOD		$2,165		$2,637

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax	$	−	$	−
Interest Paid	$	−		$1,769

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$	−		$141,071
Shares issued for settlement of debt and accrued payroll - related party	$	−		$770,000
Shares issued for loan fees	$	−		$19,136

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $50,722,127 as of September 30, 2013, including a net loss of $320,885 during the nine months period ended September 30, 2013.

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

NOTE 4. NOTES PAYABLE

During the nine month period ended September 30, 2013, the Company borrowed an aggregate of $178,883 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.0% per annum, and are due on or before February 21, 2015. No principal or interest payments have been made on these notes. As of September 30, 2013 and December 31, 2012, the Company had total notes payable amounting to $971,882 and $753,139 respectively, net of loan fees of $56,693 and $0 respectively.

The interest expense on these notes payable for the nine months ended September 30, 2012 and the year ended December 31, 2012 amounted to $75,006 and $116,506, respectively.

NOTE 5. EQUITY TRANSACTIONS

Issuance of Common Stock

During the nine month period ended September 30, 2013, the Company issued an aggregate of 277,552 shares of common stock to Asher Enterprises under terms of convertible notes held by Asher Enterprises, Inc.

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

NOTE 8. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company issued 225,000 shares of common stock to its president and CEO to convert $450,000 of accrued but unpaid salary to him.

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

Working Capital Deficit

Our working capital deficit at September 30, 2013, was $4,890,572. This deficit and questions as to our ability to obtain capital raises substantial doubt as to our ability to continue as a going concern. We will require approximately $5.5 million to repay indebtedness in the next 12 months. We can make no assurances that such amount will be available to the Company.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012.

Revenue. Total revenue for the three months ended September 30, 2013 was $51,053, as compared to revenue of $14,532 for the same period in the prior fiscal year, an increase of $36,521. The increase is primarily due to efforts made to improve sales conditions.

Operating Expenses. Total operating expenses for the three months ended September 30, 2013 were $71,605, as compared to total operating expenses of $351,569 for the three months ended September 30, 2012, representing a decrease of $279,964. These decreases are principally due to a reduction in staff costs, office administrative expenses and professional fees.

Other income (expense). Total other expense amounted to $25,002 for the three months ended September 30, 2013 as compared to $49,818 for the corresponding period of the prior year, representing a decrease of $24,816. The decreased expense is principally related to the loss recognized on the settlement of shares issued for debt for the period ended September 30, 2012 that did not reoccur in the current period.

Net loss. Net loss for the three months ended September 30, 2013 was $48,866, as compared to a net loss of $398,009 for the same period in the prior fiscal year, representing a decrease in loss of $349,143. The primary reason for this change is a reduction in overall expenses for the Company and a slight increase in sales.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012.

Revenue. Total revenue for the nine months ended September 30, 2013 was $87,927, as compared to revenue of $70,716 for the same period in the prior fiscal year, an increase of $17,211. The increase is primarily due to efforts made to improve sales conditions.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2013 were $214,047, as compared to total operating expenses of $951,612 for the nine months ended September 30, 2012, representing a decrease of $737,565. These decreases are principally due to staff, office administration expense and professional fee reductions.

Other income (expense). Total other expense amounted to $186.745 for the nine months ended September 30, 2013 as compared to $226,952 for the corresponding period of the prior year, representing a decrease of $40,207. The decreased expense is principally related to the loss recognized on the settlement of shares issued for debt during the nine month period ended September 30, 2012.

Net loss. Net loss for the nine months ended September 30, 2013 was $320,885, as compared to a net loss of $1,164,147 for the same period in the prior fiscal year, representing a decrease in loss of $843,2621. The primary reason for this change is a decrease in staff costs, office administrative expenses, professional fees and elimination of loss recognized on the settlement of shares issued for debt .

LIQUIDITY AND CAPITAL RESOURCES

We require approximately $5.5 million to repay indebtedness including interest in the next 12 months. We do not anticipate that our cash on hand or anticipated revenues from operations will be adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our available capital during the next 12 months principally will be used for:

•

administrative expenses, including salaries of officers and other employees we plan to hire;

•

repayment of debt;

•

sales and marketing;

•

product development, testing and manufacturing; and

•

expenses of professionals, including accountants and attorneys.

Our accumulated deficit at September 30, 2013 was $50,722,127. There is substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at September 30, 2013.

The following provides principal terms of our outstanding debt as of September 30, 2013:

•

One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due September 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of September 30, 2013, we have $699,102 accrued for including interest relating to this matter.

•

One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2013, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note and we owed $136,538 in interest on this note.

•

One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2013, there was $71,500 and accrued interest of $41,144. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of September 30, 2013, we owed $91,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due September 27, 2007 with an interest rate of 12.5% per annum. As of September 30, 2013, we owed $1,250 in interest. We did not make our scheduled payment on June 27, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $9,940 in principal and approximately $4,900 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31, 2010 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $1,638 in principal and approximately $888 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $1,420 in principal and $786 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $776 in principal balance and approximately $357 in interest. We did not make our scheduled payment on September 3, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 25, 2014 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $36,500 in principal and approximately $3,723 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on August 8, 2014 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $40,000 in principal and $10,400 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on August 16, 2014 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $35,000 in principal and $8,925 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 11, 2014 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $60,000 in principal and $13,200 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 21, 2014 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $60,000 in principal and $13,000 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on December 20, 2014 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $50,000 in principal and $10,500 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 26, 2015 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $50,000 in principal and $ 4,000 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 31, 2015 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $50,000 in principal and $10,000 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on February 16, 2015 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $60,000 in principal and $11,700 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on February 21, 2015 with an interest rate of 12.0% per annum. As of September 30, 2013, we owed $40,000 in principal and $7,800 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 15, 2012 with an interest rate of 5.0% per annum. As of September 30, 2013, we owed $30,000 in principal and $2,250 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $27,500 due on April 24, 2013 with an interest rate of 8.0% per annum. As of September 30, 2013, we owed $27,500 in principal and $3,300 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,623 due on August 14, 2013 with an interest rate of 8.0% per annum. As of September 30, 2013, we owed $41,623 in principal and $4,578 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,848 due on August 21, 2013 with an interest rate of 8.0% per annum. As of September 30, 2013, we owed $41,848 in principal and $4,750 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $32,500 due on May 27, 2013 with an interest rate of 8.0% per annum. As of September 30, 2013, we owed $32,500 in principal and $3,250 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $120,435 due on September 24, 2013 with an interest rate of 8.0% per annum. As of September 30, 2013, we owed $120,435 in principal and $9,635 in interest.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted upon the following senior securities:

•

One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make scheduled payments and are in default of these notes. As of September 30, 2012, we have $699,102 accrued for including interest relating to this matter.

•

One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At September 30, 2012, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of September 30, 2013, we owed $136,538 in interest on this note.

•

One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At September 30, 2012, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of September 30, 2013, we owed $41,144 in interest on this note.

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