Form 10-K
period 2013-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2015-02-20
CIK 763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

(Mark One):

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of October 15, 2014, there were 1,500,476 shares of the registrant’s common stock outstanding.

Table of Contents

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

In 2013 we realized revenues of $87,927 from sales. We have incurred losses for the fiscal years ended December 31, 2013 and 2012 in the approximate amounts of $416 thousand and 1.6 million, respectively, and have an accumulated deficit of $50.8 million as of December 31, 2013. At December 31, 2013, we were in default on certain debt obligations totaling approximately $443,500 in addition to accumulated interest of approximately $919,000. We require approximately $1.2 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

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

MARKETING AND SALES

Our sales and marketing plan includes strategic partnership agreements and retention of our in-house staff and outside consultants. The Company has retained the services of consultants to market its products in the United States and internationally. In the United States, we plan to continue presenting our technologies at industry events and trade shows. We also retain domestic distributors and consultants to arrange meetings with and presentations to building owners and operators, government officials in charge of decisions for safety and security of government and private venues and buildings, homeland security officials, and security companies. In 2013 we continued to use the internet to market and promote Universal Detection Technology and its products and services to the public. This strategy includes creation of an interactive and informational presence through our website and use of various third parties to bring traffic to our website. We intend to do more internet marketing and search engine optimization activities in future periods.

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

EMPLOYEES

As of December 31, 2013, we had one employee. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statement for the year ended December 31, 2013 and December 31, 2012 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2013. We have experienced operating losses since the year end. We may be impeded our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT OF A SUBSTANTIAL PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at December 31, 2013 we are in default on a portion of our debt totaling approximately $443,500 excluding accumulated interest of approximately $815,500 In the aggregate, as of December 31, 2013, we have approximately $4.5. million in debt obligations, including interest, owing within the next 12 months. We cannot assure you that any of these note-holders will agree to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2012.

We do not anticipate generating significant sales. We have not been profitable in the past years and had an accumulated deficit of approximately $50.8 million at December 31, 2013. We have had little revenues from sales of our products since the beginning of fiscal 2002, the commencement of our entry in the counter terrorism market. During the fiscal years ended December 31, 2013 and 2012, we had losses of $416,701 and $1,582,288, respectively. During fiscal 2013, we had gross revenues of $87,927. Achieving profitability depends upon numerous factors, including our ability to develop, market, and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in the immediate or near future.

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

If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of December 31, 2013, we had outstanding options and warrants to purchase a total of 120,002 shares of common stock. Of these options and warrants, all have exercise prices at or above the recent market price of $0.24 per share (as of April 15, 2013) and none have exercise prices at or below this price. In addition, because of our financial condition and substantial indebtedness and our need to raise capital, from time to time we have converted outstanding debt obligations into common stock. During 2012, we converted debt at conversion prices at $4 per share. Our conversion of outstanding debt obligations to common stock, as well as the exercise of outstanding options and warrants to purchase common stock, which the Board of Directors may authorize and undertake from time to time, may dilute the stockholdings of current shareholders.

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

Our management has determined that as of December 31, 2013, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting as described later in this Report in Part II – Item 9A – Controls and Procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the result of our remediation of the identified material weaknesses described in this Report are not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Year	Period	High Bid	Low Bid

2012	First Quarter	4.00	2.00
	Second Quarter	2.00	2.00
	Third Quarter	2.00	0.0013
	Fourth Quarter	1.02	0.35

2013	First Quarter	1.00	0.17
	Second Quarter	0.30	0.12
	Third Quarter	0.18	0.05
	Fourth Quarter	0.14	0.05

HOLDERS OF RECORD

As of December 31, 2013, we had approximately 2,600 shareholders of record of our common stock. Our Transfer Agent is Worldwide Stock Transfer, LLC located at 433 Hackensack Avenue, Level L, Hackensack, NJ 07601. Worldwide Stock Transfer’s phone number is (201) 820-2010.

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

Revenue – Total revenue for the year ended December 31, 2013 was 87,927 as compared to $75,470 for the prior fiscal year, an increase of $12,457. The increase derived from an increased demand for radiation detectors in Japan after the nuclear disaster in Fukushima.

Operating Expenses –Total operating expenses for the year ended December 31, 2013 were $285,529. Total operating expenses for the year ended December 31, 2012 was $1,378,352 representing a substantial decrease of $1,092,823. The decrease is primarily attributable to an extensive reduction if our overall operation.

Other expenses. Other expenses amounted to $211,747 for the year ended December 31, 2013 as compared to $219,339 for the year ended December 31, 2012. The change is principally related to the reduction in loss recognized on the settlement of shares issued for debt and the increase in interest expense for accrued interest on judgments and other outstanding debt.

Net loss. Net loss for the year ended December 31, 2013 was $416,701, as compared to a net loss of $1,582,288 for the same period in the prior fiscal year, representing a decreased loss of $1,165,587. The primary reason for this is a decrease is a reduction in other income (expense) and revenues partially offset by an increase in operating expenses all as discussed above.

PLAN OF OPERATION

We supply chemical, biological, radiological, nuclear (CBRN), and mold detection equipment. We plan to continue expanding our product base and to sell our products to more users inside and outside the U.S. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at December 31, 2013 of $65,181, which included cash of $5,195 and inventory of $58,887. Our working capital deficit at December 31, 2013 was $5,086,347.

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

Management continues to take steps to address the Company's liquidity needs. Management continues to seek extensions with respect to debt past due. Management also may seek additional extensions with respect to these notes and the Company's debt as it becomes due. In addition, management may continue to convert some portion of the principal amount and interest on our debt into shares of common stock. During 2013, the Company issued 277,552 shares of its common stock for an aggregate value of $4141,071 to satisfy outstanding debt and accrued interest.

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. During the years ended December 31, 2013 and 2012, the Company received gross proceeds of approximately $0.0 million and $0.8 million, respectively, from the sale of equity and debt securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes are set forth at pages F-1 through F-14.

INDEX TO FINANCIAL STATEMENTS

PAGE NEEDS UPDATE

INSERT REPORT

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

	As of
	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,195	$2,074
Accounts Receivable, net	1,099	1,099
Other Receivable	−	22,500
Inventory	58,887	999
Total current assets	65,181	26,672

Deposits	21,300	21,300
Equipment, net	2,262	2,485
Total assets	$88,743	$50,457

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, trade	$1,313,125	$1,219,614
Accrued liabilities	628,871	619,981
Unearned revenue	7,530	5,075
Accrued payroll - officers	863,424	775,481
Notes payable - related party	135,432	11,867
Notes payable	500,097	550,375
Accrued interest expense	1,935,415	1,898,153
Total current liabilities	5,383,894	5,080,546

Long term notes payable	167,175	167,175
Total liabilities	5,551,069	5,247,721

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	−	−
Common stock, no par value, 20,000,000,000 shares authorized, 1,500,326 and 1,222,954 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	39,742,528	39,590,889
Additional paid-in-capital	5,613,089	5,613,089
Accumulated deficit	(50,817,943)	(50,401,242)
Total stockholders' deficit	(5,462,326)	(5,197,264)
Total liabilities and stockholders' deficit	$88,743	$50,457

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(UNAUDITED)

	For the years ended December 31,
	2013	2012

REVENUE, NET	$87,927	$75,470
COST OF GOODS SOLD	7,352	60,067
GROSS PROFIT	80,575	15,403

OPERATING EXPENSES:
Selling, general and administrative	284,639	1,261,592
Marketing	−	115,870
Depreciation and amortization	890	890
Total operating expenses	285,529	1,376,352

LOSS FROM OPERATIONS	(204,954)	(1,362,949)

OTHER INCOME (EXPENSE):
Interest expense	(100,008)	(464,694)
Other income, net	−	355,801
Loss on settlement of debt	(111,739)	(110,446)
Total other expenses	(211,747)	(219,339)

NET LOSS	$(416,701)	$(1,582,288)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.277)	$(1.734)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,536	912,671

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

AS OFFOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common stock		Additional Paid-in	Accumulated Other Comprehensive Income		Accumulated
	Shares	Amount	Capital	(Loss)		Deficit	Total

Balance, December 31, 2012	382,951	$38,112,311	$5,313,089	$	−	$(48,818,954)	$(5,393,554)

Issuance of common stock for debt conversion	35,269	141,071	−		−	−	141,071

Issuance of common stock for services and to related parties	804,734	1,337,507	300,000		−	(1,582,288)	55,219

Balance, December 31, 2012	1,222,954	39,590,889	5,613,089		−	(50,401,242)	(5,197,264)

Conversion of debt to common stock	277,372	151,639	−		−	(416,701)	(265,062)

Balance, December 31, 2013	1,500,326	$39,742,528	$5,613,089	$	−	$(50,817,943)	$(5,462,326)

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(UNAUDITED)

	For the years ended December 31,
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(416,701)		$(1,582,288)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services and fees		−		567,506
Loss on settlement of debt		111,739		110,446
Depreciation		889		889
Net cost of note discount, fees, amortization and derivative liability		14,772		(115,365)
Changes in operating assets and liabilities:
Inventory		(57,888)		27,561
Unearned Revenue		2,455		(6,803)
Accounts payable and accrued liabilities		243,924		504,568
Net cash used in operating activities		(100,810)		(493,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		−		(1,436)
Net cash used in investing activities		−		(1,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes with beneficial conversion and warrants		−		300,000
Proceeds from notes payable-related party		123,565		224,801
(Payments on)/proceeds from notes payable		(19,634)		328,500
Payments on notes payable - related party		−		(359,803)
Net cash provided by financing activities		103,931		493,498

NET INCREASE IN CASH AND CASH EQUIVALENTS		3,121		12

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		2,074		2,062

CASH AND CASH EQUIVALENTS, END OF PERIOD		$5,195		$2,074

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax	$	−	$	−
Interest Paid	$	−		$1,769

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$	−		$141,071
Shares issued for settlement of debt and accrued payroll - related party	$	−		$770,000
Shares issued for loan fees	$	−	$	−

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $50,722,127 as of December 31, 2013, including a net loss of $416,071 during the year ended December 31, 2013.

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

NOTE 4. NOTES PAYABLE

During the year ended December 31, 2013, the Company borrowed an aggregate of $178,883 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.0% per annum, and are due on or before February 21, 2015. No principal or interest payments have been made on these notes. As of December 31, 2013 and December 31, 2012, the Company had total notes payable amounting to $802,704 and $753,139 respectively, net of loan fees of $154,576 and $104,298 respectively.

The interest expense on these notes payable for the year ended December 31, 2013 and the year ended December 31, 2012 amounted to $100,008 and $464,694, respectively.

The following provides principal terms of our outstanding debt as of December 31, 2013:

•

One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due September 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of December 31, 2013, we have $699,102 accrued for including interest relating to this matter.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

•

One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At December 31, 2013, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note and we owed $136,538 in interest on this note.

•

One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At December 31, 2013, there was $71,500 and accrued interest of $43,289. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of December 31, 2013, we owed $91,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due September 27, 2007 with an interest rate of 12.5% per annum. As of December 31, 2013, we owed $1,297 in interest. We did not make our scheduled payment on June 27, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $9,940 in principal and approximately $5,198 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31, 2010 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $1,638 in principal and approximately $937 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $1,420 in principal and $829 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $776 in principal balance and approximately $380 in interest. We did not make our scheduled payment on September 3, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $776 in principal balance and approximately $380 in interest. We did not make our scheduled payment on September 3, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 25, 2014 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $36,500 in principal and approximately $4,818 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on August 8, 2014 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $40,000 in principal and $11,600 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on August 16, 2014 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $35,000 in principal and $9,765 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 11, 2014 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $60,000 in principal and $15,000 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 21, 2014 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $60,000 in principal and $14,800 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on December 20, 2014 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $50,000 in principal and $12,000 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 26, 2015 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $50,000 in principal and $ 5,500 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 31, 2015 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $50,000 in principal and $11,500 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on February 16, 2015 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $60,000 in principal and $13,500 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on February 21, 2015 with an interest rate of 12.0% per annum. As of December 31, 2013, we owed $40,000 in principal and $8,350 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 15, 2012 with an interest rate of 5.0% per annum. As of December 31, 2013, we owed $30,000 in principal and $2,800 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $27,500 due on April 24, 2013 with an interest rate of 8.0% per annum. As of December 31, 2013, we owed $27,500 in principal and $3,850 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,623 due on August 14, 2013 with an interest rate of 8.0% per annum. As of December 31, 2013, we owed $41,623 in principal and $5,410 in interest.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,848 due on August 21, 2013 with an interest rate of 8.0% per annum. As of December 31, 2013, we owed $41,848 in principal and $5,587 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $32,500 due on May 27, 2013 with an interest rate of 8.0% per annum. As of December 31, 2013, we owed $32,500 in principal and $3,900 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $120,435 due on September 24, 2013 with an interest rate of 8.0% per annum. As of December 31, 2013, we owed $120,435 in principal and $12,044 in interest.

NOTE 5. EQUITY TRANSACTIONS

Issuance of Common Stock

During the year ended December 31, 2013, the Company issued an aggregate of 277,552 shares of common stock to Asher Enterprises under terms of convertible notes held by Asher Enterprises, Inc.

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

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

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

As of December 31, 2013 Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of the end of the period covered by this report, such internal controls over financial reporting were not effective to control deficiencies that constituted material weaknesses. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affect our internal controls and that may be considered to be a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business experience of our directors, executive officers, and key employees as of April 15, 2013:

Name	Age	Position
Jacques Tizabi	42	President, Chief Executive Officer, Acting Chief Financial Officer, Director, and Secretary

Matin Emouna (1)	43	Director

Tom Sepenzis	43	Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2013, we believe our executive officers, directors and greater than ten percent shareholders of our common stock complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for the fiscal years ended December 31, 2013 and 2012. The following table summarizes all compensation for fiscal years 2013 and 2012 received by our Chief Executive Officer. No other executive officer earned in excess of $100,000 in fiscal year 2012.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacques Tizabi,	2013	87,943	--	--	--	--	--	--	87,943
President, CEO, Acting CFO
Jacques Tizabi,	2012	335,024	--	--	--	--	--	--	335,024
President, CEO, Acting CFO

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2013:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised earned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units, or other rights that have not vested ($)

Jacques Tizabi	34,000	-	-	1,320,000	Aug 2013

All option awards listed above were fully vested as of December 31, 2010.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to our directors during fiscal 2013.

Director Compensation Table for Fiscal Year 2013

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jacques Tizabi (1)	−	−	−	−	−	−	−
Matin Emouna	−	60,000	−	−	−	−	60,000
Tom Sepenzis (2)	−	−	−	−	−	−	−

(1)

All compensation received by Mr. Tizabi in fiscal year 2013 is disclosed in the Summary Compensation Table above. Mr. Tizabi received no compensation as a director in fiscal year 2013.

(2)

Mr. Sepenzis received no compensation as a director in fiscal year 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth information as of December 31, 2013, relating to the ownership of our common and preferred stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of each class of our capital stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of Universal Detection Technology, 340 N. Camden Drive, Suite 302, Beverly Hills, California 90210.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)

Jacques Tizabi,	802,372 (2)	53.4%
President, CEO, Acting CFO, Director

Matin Emouna, Director	30,030	2.0%
Tom Sepenzis, Director	0	0
All directors and executive officers as a group (3 members)	832,402	55.4%

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

(2)

Includes 2 shares that may be acquired upon the exercise of fully vested options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth in the table below is information regarding awards made through equity compensation plans through December 31, 2013.

Plan Category	Number of securities to be issued upon exercises of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders (1)
2006 Stock Compensation Plan	2 (2)	N/A	0
2006 Consultant Stock Plan	6 (2)	N/A	0
2006-II Consultant Stock Plan	9 (2)	N/A	0
2007 Consultant Stock Plan	19	N/A	0
2007 Equity Incentive Plan II&III	15 (2)(3)	N/A	0
2007 Equity Incentive Plan IV	22	N/A	0
2007 Equity Incentive Plan V & VI	67 (4)	N/A	0
2008 Equity Incentive Plan	75	N/A	0
2008 Equity Incentive Plan II	33	N/A	0
2008 Equity Incentive Plan III	125	N/A	0
2008 Equity Incentive Plan IV	190	N/A	0
2009 Equity Incentive Plan	500	N/A	0
2009 Equity Incentive Plan II	3,000	N/A	20
2009 Equity Incentive Plan III	10,000	N/A	0
2011 Equity Incentive Plan	30.000	N/A	0
2011 Equity Incentive Plan II	60	N/A	0

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

During the years ended December 31, 2013 and December 31, 2012, the Company borrowed a total of $135432 and $402,344 respectively from Mr. Tizabi, its president and chief executive officer, under various written and oral promissory note agreements executed by the Company. The notes had interest rates of 0%. The Company repaid notes totaling $857,347 and interest of $1,768. On February 13, 2012, we issued 385,000 shares of our common stock to Mr. Tizabi in exchange for the conversion and in-full satisfaction of (i) previously accrued but unpaid salary owed to Mr. Tizabi in the amount of $450,000 and (ii) $320,000 in principal and interest outstanding under certain notes payable by the Company to Mr. Tizabi. As of December 31, 2013, $11,867 in principal and $-0- in interest was due.

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

	Year Ended December 31, 2013		Year Ended December 31, 2012

Audit Fees	$	−	$40,000
Audit-Related Fees (quarterly reports)		−	18,000
Tax Fees		−	−
All Other Fees		−	−
	$	−	$58,000

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

10.17	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed on May 20, 2011).

10.18	Form of Note Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2011).
10.19	Form of Note Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 22, 2011).
10.20	Form of Note Conversion Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed on November 16, 2011).
14.1	Code of Business Conduct and Ethics*.
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 31, 2004).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: February 19, 2015

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

Date: February 19, 2015

/s/ Jacques Tizabi

Jacques Tizabi, President, Chief Executive

Officer, Acting Chief Financial Officer, and Chairman of the Board of Directors (principal executive officer and principal financial and accounting officer)

Date: February 19, 2015

/s/ Tom Sepenzis

Tom Sepenzis,

Director

Date: February 19, 2015

/s/ Matin Emouna

Matin Emouna,

Director