Form 10-Q
period 2014-06-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2015-02-20
CIK 763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of June 30, 2014, there were 1,500,326 shares of common stock outstanding.

FORM 10-Q

INDEX

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

	As of
	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100	$5,195
Accounts Receivable, net	1,099	1,099
Other Receivable	−	−
Inventory	58,887	58,887
Total current assets	60,086	65,181

Deposits	21,300	21,300
Equipment, net	2,262	2,262
Total assets	$83,648	$88,743

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, trade	$1,309,446	$1,313,125
Accrued liabilities	631,626	628,871
Unearned revenue	3,765	7,530
Accrued payroll - officers	907,396	862,614
Notes payable - related party	135,432	135,432
Notes payable	500,097	500,097
Accrued interest expense	1,986,470	1,936,225
Total current liabilities	5,474,232	5,383,894

Long term notes payable	167,175	167,175
Total liabilities	5,641,407	5,551,069

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	−	−
Common stock, no par value, 20,000,000,000 shares authorized,1,500,326 and 1,222,954 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	39,742,528	39,742,528
Additional paid-in-capital	5,613,089	5,613,089
Accumulated deficit	(50,913,376)	(50,817,943
Total stockholders' deficit	(5,557,759)	(5,462,326
Total liabilities and stockholders' deficit	$83,648	$88,743

See accompanying notes to the unaudited consolidated condensed financial statements

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	For the six months ended June 30,
	2014	2013

REVENUE, NET	$3,765	$36,874
COST OF GOODS SOLD	−	4,040
GROSS PROFIT	3,765	32,834

OPERATING EXPENSES:
Selling, general and administrative	48,461	142,605
Marketing	−	−
Depreciation and amortization	444	445
Total operating expenses	48,905	143,050

LOSS FROM OPERATIONS	(45,140)	(110,216)

OTHER INCOME (EXPENSE):
Interest expense	(50,004)	(50,004)
Other income	−	−
Loss on settlement of debt	−	(111,739)
Total other expenses	(50,004)	(161,743)

NET LOSS	$(95,144)	$(272,959)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.0634)	$(0.181)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,326	1,500,326

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	For the three months ended June 30,
	2014	2013

REVENUE, NET	$1,883	$30,467
COST OF GOODS SOLD	−	−
GROSS PROFIT	1,883	30,467

OPERATING EXPENSES:
Selling, general and administrative	24,231	71,283
Marketing	−	−
Depreciation and amortization	223	223
Total operating expenses	24,454	71506

LOSS FROM OPERATIONS	(22,571)	(41,309)

OTHER INCOME (EXPENSE):
Interest expense	(25,002)	(25,002)
Other income	−	−
Loss on settlement of debt	−	−
Total other expenses	(25,002)	(25,002)

NET LOSS	$(47,573)	$(66,041)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.032)	$(0.044)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,326	1,500,326

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2043 AND 2013

(UNAUDITED)

	For the six months ended June 30,
	2014		2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(95,144)		$(272,019)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services		−		−
Loss on settlement of debt		−		−
Depreciation		445		446
Amortization of note discount and loan fees		−		−
Changes in operating assets and liabilities:
Inventory		(100)		(100)
Unearned Revenue		(3766)		2,455
Accounts payable and accrued liabilities		93,915		164,453
Net cash used in operating activities		(5,095)		(104,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		−		−
Net cash used in investing activities		−		−

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock subscriptions		−		−
Proceeds from notes payable-related party		−		109,165
(Payments on)/proceeds from notes payable		−		(4,863)
Payments on notes payable - related party		−		-
Net cash provided by financing activities		−		104,302

NET INCREASE IN CASH AND CASH EQUIVALENTS		(5,095)		(463)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		5,195		2,074

CASH AND CASH EQUIVALENTS, END OF PERIOD		$100		$1,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax	$	−	$	−
Interest Paid	$	−	$	−

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$	−	$	−
Shares issued for settlement of debt and accrued payroll - related party	$	−	$	−
Shares issued for loan fees	$	−	$	−

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $50,913,376 as of June 30, 2014, including a net loss of $95,144 during the six months period ended June 30, 2014.

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

NOTE 4. NOTES PAYABLE

During the six month period ended June 30, 2013, the Company borrowed an aggregate of $178,83 from third parties under various promissory note agreements. The promissory notes all bear interest at 12.0% per annum, and are due on or before February 21, 2015. No principal or interest payments have been made on these notes. As of June 30, 2014 and December 31, 2013, the Company had total notes payable amounting to $790,115 and $753,139 respectively.

The interest expense on these notes payable for the six months ended June 30, 2014 and December 31, 2013 amounted to $50,004 and $100,008, respectively.

NOTE 5. EQUITY TRANSACTIONS

Issuance of Common Stock

During the six month period ended June 30, 2014 the Company did not issue any shares of its common stock.

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

As of June 30, 2014, out of the cash payments that the Company was responsible for under the settlement agreement, $8,520.82 is still owed and unpaid. This balance due is for part of the February 28, 2012 payment. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

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

In the six months ended June 30, 2014 we realized revenues of $3,765 from sales. We have incurred losses for the six months ended June 30, 2014 and 2013 in the approximate amounts of $95,144 and $272,959, respectively, and have an accumulated deficit of $50.9 million as of June 30, 2014. At June 30, 2014, we were in default on certain debt obligations totaling approximately over $328,240 in addition to accumulated interest of approximately $975,000. We require approximately $5.6 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

General and Administrative Expenses; Selling Expenses

During the three months ended June 30, 2014 we spent an aggregate of $24,231 on selling, general and administrative expenses and marketing expenses. This amount represents a $47,052 decrease over the comparable prior year period. The decrease is principally attributable to a reduction in staff, administrative expense and professional fees.

Working Capital Deficit

Our working capital deficit at June 30, 2013, was $5,414,146. This deficit and questions as to our ability to obtain capital raises substantial doubt as to our ability to continue as a going concern. We will require approximately $5.9 million to repay indebtedness in the next 12 months. We can make no assurances that such amount will be available to the Company.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2014.

Revenue. Total revenue for the three months ended June 30, 2014 was $1,883, as compared to revenue of $30,467 for the same period in the prior fiscal year, a decrease of $28,584. The decrease is primarily due to staff reductions in sales and operations and limited marketing outreach in the current period.

Operating Expenses. Total operating expenses for the three months ended June 30, 2014 were $24,454, as compared to total operating expenses of $71,506 for the three months ended June 30, 2013, representing a decrease of $47,052. These decreases are principally due to a decrease in staff costs, office administrative expenses and professional fees.

Other income (expense). Total other expense amounted to $25,002 for the three months ended June 30, 2014 remained unchanged from the corresponding period of the prior year, representing conformity in interest expense.

Net loss. Net loss for the three months ended June 30, 2014 was $47,573, as compared to a net loss of $66,041 for the same period in the prior fiscal year, representing a decrease in loss of $18,468. The primary reason for this change is a decrease in staff, office expense and professional fees.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013.

Revenue. Total revenue for the six months ended June 30, 2014 was $3,765, as compared to revenue of $36,784 for the same period in the prior fiscal year, a decrease of $33,109. The decrease is primarily due to a decreased number of detection unit sales.

Operating Expenses. Total operating expenses for the six months ended June 30, 2014 were $48,905, as compared to total operating expenses of $143,050 for the six months ended June 30, 2013, representing a decrease of $94,145. These decreases are principally due to reduced staff, office expenses and professional fees.

Other income (expense). Total other expense amounted to $50,004 for the six months ended June 30, 2014 as compared to $161,743 for the corresponding period of the prior year, representing a decrease of $111,739. The increased expense is principally related to a reduction is debt settlement costs.

Net loss. Net loss for the six months ended June 30, 2014 was $95,144, as compared to a net loss of $272,959 for the same period in the prior fiscal year, representing a decrease in loss of $177,815. The primary reason for this change is a decrease in loss recognized on the settlement of shares issued for debt and reduction in staff and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

We require approximately $5.9 million to repay indebtedness including interest in the next 12 months. We do not anticipate that our cash on hand or anticipated revenues from operations will be adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our available capital during the next 12 months principally will be used for:

•

administrative expenses, including salaries of officers and other employees we plan to hire;

•

repayment of debt;

•

sales and marketing;

•

product development, testing and manufacturing; and

•

expenses of professionals, including accountants and attorneys.

Our accumulated deficit at June 30, 2014 was $50,913,376. There is substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at June 30, 2014.

The following provides principal terms of our outstanding debt as of June 30, 2014:

•

One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due September 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of June 30, 2014, we have $669,102 accrued for including interest relating to this matter.

•

One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2014, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note and we owed $126,878 in interest on this note.

•

One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2014, there was $71,500 and accrued interest of $49,724. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of June 30, 2014, we owed $85,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due September 27, 2007 with an interest rate of 12.5% per annum. As of June 30, 2014, we owed $1,641 in interest. We did not make our scheduled payment on June 27, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $9,940 in principal and approximately $6,093 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31, 2010 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $1,638 in principal and approximately $1,084 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $1,420 in principal and $951 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $776 in principal balance and approximately $450 in interest. We did not make our scheduled payment on September 3, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 25, 2014 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $36,500 in principal and approximately $8,103 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on August 8, 2014 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $40,000 in principal and $15,200 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on August 16, 2014 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $35,000 in principal and $12,915 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 11, 2014 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $60,000 in principal and $20,200 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 21, 2014 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $60,000 in principal and $20,200 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on December 20, 2014 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $50,000 in principal and $16,500 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 26, 2015 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $50,000 in principal and $ 10,000 in interest.17

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 31, 2015 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $50,000 in principal and $16,000 in interest.18

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on February 16, 2015 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $60,000 in principal and $18,900 in interest.19

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on February 21, 2015 with an interest rate of 12.0% per annum. As of June 30, 2014, we owed $40,000 in principal and $11,950 in interest.20

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 15, 2012 with an interest rate of 5.0% per annum. As of June 30, 2014, we owed $30,000 in principal and $5,500 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $27,500 due on April 24, 2013 with an interest rate of 8.0% per annum. As of June 30, 2014, we owed $27,500 in principal and $5,500 in interest.22

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,623 due on August 14, 2013 with an interest rate of 8.0% per annum. As of June 30, 2014, we owed $41,623 in principal and $7,886 in interest.23

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,848 due on August 21, 2013 with an interest rate of 8.0% per annum. As of June 30, 2014, we owed $41,848 in principal and $8,084 in interest.24

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $32,500 due on May 27, 2013 with an interest rate of 8.0% per annum. As of June 30, 2014, we owed $32,500 in principal and $5,850 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $120,435 due on September 24, 2013 with an interest rate of 8.0% per annum. As of June 30, 2014, we owed $120,435 in principal and $19,270 in interest.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted upon the following senior securities:

•

One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due June 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make scheduled payments and are in default of these notes. As of June 30, 2014, we have $649,102 accrued for including interest relating to this matter.

•

One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2014, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default. As of June 30, 2014, we owed over $121,538 in interest on this note.

•

One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2014, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default. As of June 30, 2014, we owed over $34,709 in interest on this note.

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