Form 10-Q
period 2014-09-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2015-02-20
CIK 763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	For the nine months ended September 30,
	2013	2012

REVENUE, NET	$87,927	$70,716
COST OF GOODS SOLD	7,352	56,299
GROSS PROFIT	80,575	14,417

OPERATING EXPENSES:
Selling, general and administrative	214,047	939,083
Marketing	−	9,470
Depreciation and amortization	668	3,059
Total operating expenses	214,047	951,612

LOSS FROM OPERATIONS	(134,140	(973,195)

OTHER INCOME (EXPENSE):
Interest expense	(75,006)	(116,506)
Other income	−	−
Loss on settlement of debt	(111,739)	(110,446)
Total other expenses	(186,745)	(226,952)

NET LOSS	$(320,885)	$(1,164,147)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.2138)	$(1.381)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,536	217,079

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

Net loss. Net loss for the nine months ended September 30, 2013 was $320,885, as compared to a net loss of $1,164,147 for the same period in the prior fiscal year, representing a decrease in loss of $843,2621. The primary reason for this change is a decrease in staff costs, office administrative expenses, professional fees and elimination of loss recognized on the settlement of shares issued for debt.

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