Form 10-K
period 2014-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2016-01-04
CIK 763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

(Mark One):

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

      .

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X.

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

As of June 15, 2015, there were 1,500,326 shares of the registrant’s common stock outstanding.

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

In 2014 we realized revenues of $75,31from sales. We have incurred losses for the fiscal years ended December 31, 2014 and 2013 in the approximate amounts of $58 thousand and $416 thousand, respectively, and have an accumulated deficit of $50.875 million as of December 31, 2014. At December 31, 2014, we were in default on certain debt obligations totaling approximately $443,500 in addition to accumulated interest of approximately $919,000. We require approximately $1.3 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

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

*

Chemical threats

*

Biological threats

*

Radiological and Nuclear threats

*

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

MARKETING AND SALES

Our sales and marketing plan includes strategic partnership agreements and retention of our in-house staff and outside consultants. The Company has retained the services of consultants to market its products in the United States and internationally. In the United States, we plan to continue presenting our technologies at industry events and trade shows. We also retain domestic distributors and consultants to arrange meetings with and presentations to building owners and operators, government officials in charge of decisions for safety and security of government and private venues and buildings, homeland security officials, and security companies. In 2014 we continued to use the internet to market and promote Universal Detection Technology and its products and services to the public. This strategy includes creation of an interactive and informational presence through our website and use of various third parties to bring traffic to our website. We intend to do more internet marketing and search engine optimization activities in future periods.

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

EMPLOYEES

As of December 31, 2014, we had one employee. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2012.

We do not anticipate generating significant sales. We have not been profitable in the past years and had an accumulated deficit of approximately $50.875 million at December 31, 2014. We have had little revenues from sales of our products since the beginning of fiscal 2002, the commencement of our entry in the counter terrorism market. During the fiscal years ended December 31, 2014 and 2013, we had losses of $57,550 and $416,701, respectively. During fiscal 2014, we had gross revenues of $7,531. Achieving profitability depends upon numerous factors, including our ability to develop, market, and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in the immediate or near future.

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

Our management has determined that as of December 31, 2014, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting as described later in this Report in Part II – Item 9A – Controls and Procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the result of our remediation of the identified material weaknesses described in this Report are not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable for Smaller Reporting Companies.

ITEM 2. DESCRIPTION OF PROPERTY

We currently do not own any real property. Our corporate headquarters are located at 340 N. Camden Drive, Suite 302, Beverly Hills, CA 90210, USA. We lease this office on a month-to-month term. The base monthly rent is $500. We believe this operating space is adequate for the Company's needs for the foreseeable future.

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

Year	Period
		High Bid	Low Bid
2013	First Quarter	1.00	0.17
	Second Quarter	0.30	0.12
	Third Quarter	0.18	0.05
	Fourth Quarter	0.14	0.05

2014	First Quarter	0.03	0.18
	Second Quarter	0.6	0.18
	Third Quarter	0.0007	0.1949
	Fourth Quarter	0.0297	0.1787

HOLDERS OF RECORD

As of December 31, 2014, we had approximately 2,600 shareholders of record of our common stock.  Our Transfer Agent is Worldwide Stock Transfer, LLC located at 433 Hackensack Avenue, Level L, Hackensack, NJ 07601. Worldwide Stock Transfer’s phone number is (201) 820-2010.

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

Revenue – Total revenue for the year ended December 31, 2014 was 7,531 as compared to $87,927 for the prior fiscal year, a decrease of $80,396. The decrease derived from a significant reduction in marketing outreach while the company evaluates new capital opportunities.

Operating Expenses –Total operating expenses for the year ended December 31, 2014 were $99,029.  Total operating expenses for the year ended December 31, 2013 was $285,529 representing a substantial decrease of $186,437.  The decrease is primarily attributable to an extensive reduction if our overall operation.

Other expenses. Other expenses amounted to $211,747 for the year ended December 31, 2014 as compared to $211,747 for the year ended December 31, 2013. The change is principally related to the reduction in loss recognized on the settlement of shares issued for debt and the increase in interest expense for accrued interest on judgments and other outstanding debt.

Net loss.  Net loss for the year ended December 31, 2014 was $57,550, as compared to a net loss of $416,701 for the same period in the prior fiscal year, representing a decreased loss of $358,151. The primary reason for this is a decrease is a reduction in other income (expense) and revenues partially offset by an increase in operating expenses all as discussed above.

PLAN OF OPERATION

We supply chemical, biological, radiological, nuclear (CBRN), and mold detection equipment. We plan to continue expanding our product base and to sell our products to more users inside and outside the U.S. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at December 31, 2014 of $60,086, which included cash of $100 and inventory of $58,887. Our working capital deficit at December 31, 2014 was $5,323,808.

Cash Requirements

We expect to incur losses in the development of our business and will require:

*

administrative expenses, including salaries of officers and other employees we plan to hire;

*

repayment of debt;

*

sales and marketing;

*

product testing or manufacturing; and

*

expenses of professionals, including accountants and attorneys.

These requirements cast substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from business operations when they come due.

Management continues to take steps to address the Company's liquidity needs. Management continues to seek extensions with respect to debt past due. Management also may seek additional extensions with respect to these notes and the Company's debt as it becomes due. In addition, management may continue to convert some portion of the principal amount and interest on our debt into shares of common stock. During 2013, the Company issued 277,552 shares of its common stock for an aggregate value of $414,071 to satisfy outstanding debt and accrued interest.

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. During the years ended December 31, 2014 and 2013, the Company did not receive proceeds respectively, from the sale of equity and debt securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes are set forth at pages F-1 through F-9.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Changes in Stockholders' Deficit

F-4

Consolidated Statements of Cash Flows

F-5

Notes to Consolidated Financial Statements

F-6

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

	As of
	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100	$5,195
Accounts Receivable, net	1,099	1,099
Other Receivable	-	-
Inventory	58,887	58,887
Total current assets	60,086	65,181

Deposits	21,300	21,300
Equipment, net	2,262	2,262
Total assets	$83,648	$88,743

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, trade	$1,319,744	$1,313,125
Accrued liabilities	653,873	628,871
Unearned revenue	-	7,530
Accrued payroll - officers	873,259	863,424
Notes payable - related party	135,432	135,432
Notes payable	500,097	500,097
Accrued interest expense	1,991,781	1,935,415
Total current liabilities	5,474,186	5,383,894

Long term notes payable	167,175	167,175
Total liabilities	5,641,361	5,551,069

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, no par value, 20,000,000,000 shares authorized, 1,500,326 and 1,222,954 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	39,742,528	39,742,528
Additional paid-in-capital	5,613,089	5,613,089
Accumulated deficit	(50,913,300)	(50,817,943)
Total stockholders' deficit	(5,557,713)	(5,462,326)
Total liabilities and stockholders' deficit	$83,648	$88,743

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(UNAUDITED)

	For the years ended December 31,
	2014	2013

REVENUE, NET	$7,531	$87,927
COST OF GOODS SOLD	-	7,352
GROSS PROFIT	7,531	80,575

OPERATING EXPENSES:
Selling, general and administrative	99,029	284,639
Marketing	375	-
Depreciation and amortization	891	890
Total operating expenses	99,029	285,529

LOSS FROM OPERATIONS	(92,399)	(204,954)

OTHER INCOME (EXPENSE):
Interest expense	(100,008)	(100,008
Other income, net	134,847	-
Loss on settlement of debt	-	(111,739)
Total other expenses	34,839	(211,747)

NET LOSS	$(57,550)	$(416,701)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.038)	$(0.277)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,536	1,500,536

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

 UNIVERSAL DECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

AS OFFOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total

Balance, December 31, 2012	1,222,954	$39,590,889	$5,313,089	$-	$(50,401,242)	$(5,197,264)

Conversion of debt to common stock	277,372	151,639	-		(416,701)	(265,062)

Balance, December 31, 2013	1,500,326	39,742,528	5,613,089	-	(50,817,943)	(5,462,326)

Loss at December 31, 2013	-	-	-	-	(57,550)	(57,550)

Balance, December 31, 2014	1,500,326	$39,742,528	$5,613,089	$-	$(50,875,493)	$(5,519,876)

See accompanying notes to financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(UNAUDITED)

	For the years ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,550)	$(416,701)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services and fees	-	-
Loss on settlement of debt	-	111,739
Depreciation	889	889
Net cost of note discount, fees, amortization and derivative liability	-	14,772
Changes in operating assets and liabilities:
Inventory	-	(57,888)
Unearned Revenue	-	2,455
Accounts payable and accrued liabilities	54,687	243,924
Net cash used in operating activities	(1,974)	(100,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes with beneficial conversion and warrants	-	-
Proceeds from notes payable-related party	-	123,565
(Payments on)/proceeds from notes payable	-	(19,634)
Payments on notes payable - related party	-
Net cash provided by financing activities	-	103,931

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,974)	3,121

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,074	2,074

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100	$5,195

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax	$-	$-
Interest Paid	$-	$-

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$-	$-
Shares issued for settlement of debt and accrued payroll - related party	$-	$-
\Shares issued for loan fees	$-	$-

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

NOTE 2.       ACCOUNTING POLICIES

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2014 Form 10-K filed with the U.S. Securities and Exchange Commission.

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

NOTE 3.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $50,875,493 as of December 31, 2014, including a net loss of $57,500 during the year ended December 31, 2014.

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

NOTE 4.       NOTES PAYABLE

During the year ended December 31, 2014, the Company borrowed an aggregate of $178,883 from third parties under various promissory note agreements.  The promissory notes all bear interest at 12.0% per annum, and are due on or before February 21, 2015.  No principal or interest payments have been made on these notes.  As of December 31, 2014 and December 31, 2013, the Company had total notes payable amounting to $971,882 and $753,139 respectively, net of loan fees of $56,693 and $0 respectively.

The interest expense on these notes payable for the year ended December 31, 2014 and the year ended December 31, 2013 amounted to $100,008 and $100,008, respectively.

NOTE 5.      EQUITY TRANSACTIONS

Issuance of Common Stock

During the year ended December 31, 2014 the Company did not issue any shares of its common stock.

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

NOTE 6.     INCOME TAXES

Our effective tax rates were approximately (0.0)% and (0.0)% for the year ended December 31, 2014 and 2013, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to, net operating loss carry-forwards available to offset current and future taxable income.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our Chief Executive Officer ("CEO"), who is also our acting Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date as of the end of the reporting period covered by the Company's Annual Report on Form 10-K, December 31, 2014. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2014 Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of the end of the period covered by this report, such internal controls over financial reporting were not effective to control deficiencies that constituted material weaknesses.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affect our internal controls and that may be considered to be a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

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

*

We did not have formal policies governing accounting transactions and financial reporting processes;

*

We did not have a consistent process involving the entry of transactions into the Company's financial recordation system by dedicated personnel;

*

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

*

Augment existing Company resources with additional consultants or employees to improve the recording of accounting transactions. The Company plans to hire additional personnel once the Company has achieved further commercialization of its products and is generating more revenue, or has raised significant additional working capital;

*

Improve oversight by management by creating a system of periodic and monthly reviews of financial transactions and the recordation of transactions into the Company's financial recordation system;

*

Adopt an audit committee charter delineating the committee’s duties with respect to the review and oversight of the Company's financial statements, auditors and audit process; and

*

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business experience of our directors, executive officers, and key employees as of April 15, 2013:

Name	Age	Position
Jacques Tizabi	43	President, Chief Executive Officer, Acting Chief Financial Officer, Director, and Secretary

Matin Emouna (1)	44	Director

Tom Sepenzis	44	Director

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

?

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

•

Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Jacques Tizabi, President, CEO, Acting CFO	2014	$87,943	--	--	--	--	--	--	$87,943
Jacques Tizabi, President, CEO, Acting CFO	2013	$87,943	--	--	--	--	--	--	$87,943

The salary amounts listed in the table above were not paid, but are accrued.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2014:

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

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to our directors during fiscal 2014.

Director Compensation Table for Fiscal Year 2014

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jacques Tizabi (1)
Matin Emouna
Tom Sepenzis (2)

(1)

All compensation received by Mr. Tizabi in fiscal year 2014 is disclosed in the Summary Compensation Table above. Mr. Tizabi received no compensation as a director in fiscal year 2014.

(2)

Mr. Sepenzis received no compensation as a director in fiscal year 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth information as of December 31, 2014, relating to the ownership of our common and preferred stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of each class of our capital stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.  The address of each person listed is in care of Universal Detection Technology, 340 N. Camden Drive, Suite 302, Beverly Hills, California 90210.

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

During the years ended December 31, 2013 and December 31, 2012, the Company borrowed a total of $-0- and $135,432 respectively from Mr. Tizabi, its president and chief executive officer, under various written and oral promissory note agreements executed by the Company.  The notes had interest rates of 0%.  The Company repaid notes totaling $857,347 and interest of $1,768.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services rendered by Kabani & Company, our independent registered public accountants, in the fiscal years ended December 31, 2014 and 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2013

Audit Fees	$-	$-
Audit-Related Fees (quarterly reports)	-	-
Tax Fees	-	-
All Other Fees	-	-
	$-	$-

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

(i)

Financial Statements

(ii)

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

Date: December __, 2015	UNIVERSAL DETECTION TECHNOLOGY

By:	/s/ Jacques Tizabi
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

Date: December __, 2015	/s/ Jacques Tizabi
Jacques Tizabi, President, Chief Executive
Officer, Acting Chief Financial Officer, and Chairman of the Board of Directors (principal executive officer and principal financial and accounting officer)

Date: December __, 2015	/s/ Tom Sepenzis
Tom Sepenzis, Director

Date: December __, 2015	/s/ Matin Emouna
Matin Emouna, Director