Form 10-Q
period 2015-06-30
UNIVERSAL DETECTION TECHNOLOGY
filed 2016-01-04
CIK 763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of June 30, 2015, there were 1,500,326 shares of common stock outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

	As of
	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100	$100
Accounts Receivable, net	1,099	1,099
Other Receivable	-	-
Inventory	58,887	58,887
Total current assets	60,086	60,086

Deposits	21,300	21,300
Equipment, net	2,262	2,262
Total assets	$83,648	$83,648

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, trade	$1,340,120	$1,319,744
Accrued liabilities	653,873	653,873
Unearned revenue	-	-
Accrued payroll - officers	893,259	873,259
Notes payable - related party	135,432	135,432
Notes payable	667,272	500,097
Accrued interest expense	2,041,785	1,991,781
Total current liabilities	5,731,741	5,474,186

Long term notes payable	-	167,175
Total liabilities	5,731,741	5,641,361

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, no par value, 20,000,000,000 shares authorized, 1,500,326 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	39,742,528	39,742,528
Additional paid-in-capital	5,613,089	5,613,089
Accumulated deficit	(51,003,710)	(50,913,300)
Total stockholders' deficit	(5,648,093)	(5,557,713)
Total liabilities and stockholders' deficit	$83,648	$83,648

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	For the six months ended June 30,
	2015	2014

REVENUE, NET	$-	$3,765
COST OF GOODS SOLD	-	-
GROSS PROFIT	-	3,765

OPERATING EXPENSES:
Selling, general and administrative	40,376	48,461
Marketing	-	-
Depreciation and amortization	-	441
Total operating expenses	40,376	48,905

LOSS FROM OPERATIONS	(40,376)	(45,140)

OTHER INCOME (EXPENSE):
Interest expense	(50,004)	(50,004)
Other income	-	-
Loss on settlement of debt	-	-
Total other expenses	(50,004)	(50,004)

NET LOSS	$(90,380)	$(95,144)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.0602)	$(0.0634)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,326	1,500,326

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	For the three months ended June 30,
	2015	2014

REVENUE, NET	$-	$1,883
COST OF GOODS SOLD	-	-
GROSS PROFIT	-	1,883

OPERATING EXPENSES:
Selling, general and administrative	17,851	24,519
Marketing	-	-
Depreciation and amortization	-	222
Total operating expenses	17,851	24,741

LOSS FROM OPERATIONS	(17,851)	(22,858)

OTHER INCOME (EXPENSE):
Interest expense	(25,002)	(25,002)
Other income	-	-
Loss on settlement of debt	-	-
Total other expenses	(25,002)	(25,002)

NET LOSS	$(42,853)	$(47,860)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.286)	$(0.3189)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,326	1,500,326

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	For the six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,380)	$(95,144)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	-	-
Loss on settlement of debt	-	-
Depreciation	-	445
Amortization of note discount and loan fees	-	-
Changes in operating assets and liabilities:
Inventory	-	(100)
Unearned Revenue	-	(3,766)
Accounts payable and accrued liabilities	90,380	93,915
Net cash used in operating activities	-	(5,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock subscriptions	-	-
Proceeds from notes payable-related party	-	-
(Payments on)/proceeds from notes payable	-	-
Payments on notes payable - related party	-	-
Net cash provided by financing activities	-	-

NET INCREASE/DECREASE IN CASH	-	(5,095)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100	5,195

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax	$-	$-
Interest Paid	$-	$-

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$-	$-
Shares issued for settlement of debt and accrued payroll - related party	$-	$-
Shares issued for loan fees	$-	$-

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

NOTE 3.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $51,003,710 as of June 30, 2015, including a net loss of $90,380 during the six-month period ended June 30, 2015.

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

NOTE 4.       NOTES PAYABLE

As of June 30, 2015 and December 31, 2014, the Company had total notes payable amounting to $802,704 and $802,704 respectively.

The interest expense on these notes payable for the three months ended June 30, 2015 and December 31, 2014 amounted to $50,004 and $100,008, respectively.

UNIVERSAL DETECTION TECHNOLOGY. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5.      EQUITY TRANSACTIONS

Issuance of Common Stock

During the six-month period ended June 30, 2015 and for the six-period ended June 30, 2014, the Company did not issue any shares of its common stock.

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

NOTE 6.     INCOME TAXES

Our effective tax rates were approximately (0.0)% and (0.0)% for the six-months ended June 31, 2015 and 2014, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to, net operating loss carry-forwards available to offset current and future taxable income.

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

As of June 30, 2015, out of the cash payments that the Company was responsible for under the settlement agreement, $8,520.82 is still owed and unpaid. This balance due is for part of the February 28, 2012 payment. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

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

For the six-month period ended June 30, 2015 our revenues of $ nil from sales. We have incurred losses for the six months ended June 30, 2015 and 2014 in the approximate amounts of $90,380 and $95,144, respectively, and have an accumulated deficit of $51 million as of June 30, 2015.  At June 30, 2015, we were in default on certain debt obligations totaling approximately $802,704 in addition to accumulated interest of approximately $2.0 million. We require up to approximately $5.0 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

General and Administrative Expenses; Selling Expenses

During the six months ended June 30, 2015 we spent an aggregate of $40,376 on general and administrative expenses. This amount represents a nominal decrease over the comparable prior year period. The decrease is principally attributable to a decrease in office expenses.

Working Capital Deficit

Our working deficit at June 30, 2015, was $5,671,655.  This deficit and questions as to our ability to obtain capital raises substantial doubt as to our ability to continue as a going concern. We will require up to approximately $5.0 million to repay indebtedness in the next 12 months. We can make no assurances that such amount will be available to the Company.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The unaudited consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014.

Revenue.  Total revenue for the three months ended June 30, 2015 was $nil, as compared to revenue of $nil for the same period in the prior fiscal year.

Operating Expenses. Total operating expenses for the three months ended June 30, 2015 were $17,851, as compared to total operating expenses of $24,519 for the three months ended June 30, 2014, representing a decrease of $6,668. This decrease was due to a decrease in office administrative expenses.

Other income (expense). Total other expense amounted to $25,002 for the three months ended June 30, 2015 and for the corresponding period of the prior year, which consisted of interest expense for the periods.

Net loss.  Net loss for the three months ended June 30, 2015 was $42,853, as compared to a net loss of $47,680 for the same period in the prior fiscal year, representing a nominal change.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014.

Revenue.  Total revenue for the six months ended June 30, 2015 was $nil, as compared to revenue of $3,765 for the same period in the prior fiscal year.  The decrease is primarily due to a decrease in captured unearned revenue form prior comparative periods.

Operating Expenses. Total operating expenses for the six months ended June 30, 2015 were $40,376, as compared to total operating expenses of $48,905 for the six months ended June 30, 2014, representing a decrease of $8,529.  These decreases are principally due to reduced staff, office expenses and professional fees.

Other income (expense). Total other expense amounted to $50,004 for the six months ended June 30, 2015 as compared to $50,004 for the corresponding period of the prior year, representing a/no change in accrued interest expenses.

Net loss.  Net loss for the six months ended June 30, 2015 was $90,380, as compared to a net loss of $95,144 for the same period in the prior fiscal year, representing a decrease in loss of $4,764.  The primary reason for this change is a reduction in staff and administrative costs.

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

Our accumulated deficit at June 30, 2015 was $51,003,710.   There is substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at June 30, 2015.

The following provides principal terms of our outstanding debt as of June 30, 2015:

o      One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due September 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes.  As of June 30, 2015, we have $699,102 accrued for including interest relating to this matter.

o      One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2015, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note and we owed $136,538 in interest on this note.

o      One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2015, there was $71,500 and accrued interest of $56,159. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum.  As of June 30, 2015, we owed $91,500 in interest.  We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due September 27, 2007 with an interest rate of 12.5% per annum.  As of June 30, 2015, we owed $1,782 in interest.  We did not make our scheduled payment on June 27, 2007.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $9,940 in principal and approximately $6,987 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $1,638 in principal and approximately $1,232 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $1,420 in principal and $1,079 in interest.  We did not make our scheduled payment on March 31, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $951 in principal balance and approximately $519 in interest.  We did not make our scheduled payment on September 3, 2010.  We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 25, 2014 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $36,500 in principal and approximately $11,388 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on August 8, 2014 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $40,000 in principal and $18,800 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on August 16, 2014 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $35,000 in principal and $16,065 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 11, 2014 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $60,000 in principal and 25,600 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 21, 2014 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $60,000 in principal and $25,600 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on December 20, 2014 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $50,000 in principal and $21,000 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 26, 2015 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $50,000 in principal and $ 14,500 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 31, 2015 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $50,000 in principal and $20,500 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on February 16, 2015 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $60,000 in principal and $24,300 in interest.

o      One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on February 21, 2015 with an interest rate of 12.0% per annum.  As of June 30, 2015, we owed $40,000 in principal and $15,550 in interest.

o     One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 15, 2012 with an interest rate of 5.0% per annum.  As of June 30, 2015, we owed $30,000 in principal and $8,200 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $27,500 due on April 24, 2013 with an interest rate of 8.0% per annum.  As of June 30, 2015, we owed $27,500 in principal and $7,150 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,623 due on August 14, 2013 with an interest rate of 8.0% per annum.  As of June 30, 2015, we owed $41,623 in principal and $10,362 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,848 due on August 21, 2013 with an interest rate of 8.0% per annum.  As of June 30, 2015, we owed $41,848 in principal and $10,582 in interest.

o One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $32,500 due on May 27, 2013 with an interest rate of 8.0% per annum.  As of June 30, 2015, we owed $32,500 in principal and $9,749 in interest.

o   One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $120,435 due on September 24, 2013 with an interest rate of 8.0% per annum.  As of June 30, 2015, we owed $120,435 in principal and $26,496 in interest.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

These were no unregistered sales of equity securities during the second quarter of 2015. During we issued the following securities that were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are "accredited investors" for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

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

•

One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 9% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At June 30, 2015, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note and are in default.

•

One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005 with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At June 30, 2015, there was $71,500 principal amount remaining on this note. We did not make our scheduled payments under this note and are in default.

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