Form 10-K
period 2015-12-31
UNIVERSAL DETECTION TECHNOLOGY
filed 2016-04-28
CIK 763950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

(Mark One):

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

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

As of March 31, 2016, there were 1,500,326 shares of the registrant’s common stock outstanding.

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

We have incurred losses for the fiscal years ended December 31, 2015 and 2014 in the approximate amounts of $175 thousand and $58 thousand, respectively, and have an accumulated deficit of $51 million as of December 31, 2015. At December 31, 2015, we were in default on certain debt obligations totaling approximately $800 thousand in addition to accumulated interest of approximately $2.1 million. We require approximately $1.3 million in the next 12 months to repay debt obligations. We do not anticipate that our cash on hand is adequate to meet our operating expenses over the next 12 months. In addition, we do not have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We principally expect to raise funds through the sale of equity or debt securities. During the past 12 months, management spent the substantial majority of its time on sales and marketing of the Company’s products and services. These activities diverted management from capital raising activities. We will actively continue to pursue additional equity or debt financing in the coming months, but cannot provide any assurances that it will be successful or on terms that are acceptable to us. If we are unable to pay our debts as they become due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider other alternatives including suspending our business operations.

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

MARKETING AND SALES

Our sales and marketing plan includes strategic partnership agreements and retention of our in-house staff and outside consultants. The Company has retained the services of consultants to market its products in the United States and internationally. In the United States, we plan to continue presenting our technologies at industry events and trade shows. We also retain domestic distributors and consultants to arrange meetings with and presentations to building owners and operators, government officials in charge of decisions for safety and security of government and private venues and buildings, homeland security officials, and security companies. In 2015 we continued to use the internet to market and promote Universal Detection Technology and its products and services to the public. This strategy includes creation of an interactive and informational presence through our website and use of various third parties to bring traffic to our website. We intend to do more internet marketing and search engine optimization activities in future periods.

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

EMPLOYEES

As of December 31, 2015, we had one employee. We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

In December 2011 we announced entering into an agreement with Honeywell India (a unit of Honeywell International) to develop a radiation detector which would display radiation data collected via Bluetooth to a smartphone. We named this product RadSmart and we expect to bring it to the market. In March 2012, we applied for a Federal Trademark for RadSmart with the US Patent and Trademark Office (USPTO). On October 16, 2012 our trademark was registered under registration number 4,225,651 with the USPTO. The mark consists of standard characters without claim to any particular font, style, or color and it is for radiation detectors, in class 9 (U.S. CLS. 21, 23, 26, 36 AND 38).

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

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statement for the year ended December 31, 2015 and December 31, 2014 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2015. We have experienced operating losses since the year end. We may be impeded our ability to raise additional capital on terms acceptable to us. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors. If we are unable to continue as a going concern, your entire investment in us could be lost.

WE ARE IN DEFAULT OF A SUBSTANTIAL PORTION OF OUR DEBT AND DO NOT HAVE ADEQUATE CASH TO FUND OUR WORKING CAPITAL NEEDS. OUR FAILURE TIMELY TO PAY OUR INDEBTEDNESS MAY REQUIRE US TO CONSIDER STEPS THAT WOULD PROTECT OUR ASSETS AGAINST OUR CREDITORS.

If we cannot raise additional capital, we will not be able to repay our debt or pursue our business strategies as scheduled, or at all, and we may cease operations. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms, and as a result, at December 31, 2015 we are in default on a portion of our debt totaling approximately $800 thousand excluding accumulated interest of approximately $2.1 million. In the aggregate, as of December 31, 2015, we have approximately $5.8 million in debt obligations, including interest, owing within the next 12 months. We cannot assure you that any of these note-holders will agree to extend payment of these debt obligations or ultimately agree to revise the terms of this debt to allow us to make scheduled payments over an extended period of time.

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

WE HAVE A HISTORY OF LOSSES AND WE DO NOT ANTICIPATE THAT WE WILL BE PROFITABLE IN FISCAL 2012.

We do not anticipate generating significant sales. We have not been profitable in the past years and had an accumulated deficit of approximately $51.09 million at December 31, 2015. We have had little revenues from sales of our products since the beginning of fiscal 2002, the commencement of our entry in the counter terrorism market. During the fiscal years ended December 31, 2015 and 2014, we had losses of $175,284 and $57,550, respectively. During fiscal 2015, we did not generate any gross revenue. Achieving profitability depends upon numerous factors, including our ability to develop, market, and sell commercially accepted products timely and cost-efficiently. We do not anticipate that we will be profitable in the immediate or near future.

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

If exercised, our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. We have issued options and warrants to acquire our common stock to our employees, consultants, and investors at various prices, some of which are or may in the future be below the market price of our stock. As of December 31, 2015, we had outstanding options and warrants to purchase a total of 120,002 shares of common stock. Of these options and warrants, all have exercise prices at or above the recent market price of $0.24 per share (as of April 15, 2013) and none have exercise prices at or below this price. In addition, because of our financial condition and substantial indebtedness and our need to raise capital, from time to time we have converted outstanding debt obligations into common stock. During 2012, we converted debt at conversion prices at $4 per share. Our conversion of outstanding debt obligations to common stock, as well as the exercise of outstanding options and warrants to purchase common stock, which the Board of Directors may authorize and undertake from time to time, may dilute the stockholdings of current shareholders.

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

Our management has determined that as of December 31, 2015, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting as described later in this Report in Part II – Item 9A – Controls and Procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the result of our remediation of the identified material weaknesses described in this Report are not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Year	Period
		High Bid	Low Bid
2014	First Quarter	0.18	0.03
	Second Quarter	0.18	0.06
	Third Quarter	0.1949	0.0007
	Fourth Quarter	0.1787	0.0297

2015	First Quarter	0.09	0.0316
	Second Quarter	0.10	0.04
	Third Quarter	0.10	0.022
	Fourth Quarter	0.18	0.03

HOLDERS OF RECORD

As of December 31, 2015, we had approximately 2,600 shareholders of record of our common stock. Our Transfer Agent is Worldwide Stock Transfer, LLC located at 433 Hackensack Avenue, Level L, Hackensack, NJ 07601. Worldwide Stock Transfer’s phone number is (201) 820-2010.

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

Universal Detection Technology has also situated itself to provide various counter-terrorism services. Such services include training courses for first responders, event security, threat evaluation & consulting, and DVDs aimed at providing information and training regarding combating terrorism and managing emergency situations. To date, we have sold only a nominal amount of these services and products and the resulting revenue for 2015 was nil.

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

Revenue – Total revenue for the year ended December 31, 2015 was $-0- as compared to $7,531 for the year ended December 31, 2014. The decrease derived from a significant reduction in marketing outreach while the company evaluates new capital opportunities.

Operating Expenses –Total operating expenses for the year ended December 31, 2015 were $75,046. Total operating expenses for the year ended December 31, 2014 was $99,930 representing a decrease of $24,884. The decrease is primarily attributable to an extensive reduction if our overall operation.

Other expenses. Other expenses amounted to $100,238 for the year ended December 31, 2015 as compared to $100,008, primarily interest expense offset by a gain in other income of $134,847 for the year ended December 31, 2014. The change is principally related to the reduction in loss recognized on the settlement of shares issued for debt and the increase in interest expense for accrued interest on judgments and other outstanding debt.

Net loss. Net loss for the year ended December 31, 2015 was $175,284, as compared to a net loss of $57,550 for the same period in the prior fiscal year, representing a loss increase of $117,734. The primary reason for this is a decrease is a reduction in other income (expense) and revenues partially offset by operating expenses all as discussed above.

PLAN OF OPERATION

We supply chemical, biological, radiological, nuclear (CBRN), and mold detection equipment. We plan to continue expanding our product base and to sell our products to more users inside and outside the U.S. There is no guarantee that we will succeed in implementing this strategy or if implemented, that this strategy will be successful.

LIQUIDITY AND CAPITAL RESOURCES

We require up to approximately $5.1 million to repay indebtedness including interest in the next 12 months. We do not anticipate that our cash on hand or anticipated revenues from operations will be adequate to meet our operating expenses over the next 12 months. Also, we do not believe we have adequate capital to repay all of our debt currently due and becoming due in the next 12 months. We anticipate that our available capital during the next 12 months principally will be used for:

•

administrative expenses, including salaries of officers and other employees we plan to hire;

•

repayment of debt;

•

sales and marketing;

•

product development, testing and manufacturing; and

•

expenses of professionals, including accountants and attorneys.

Our accumulated deficit at December 31, 2015 was $51,087,820. There is substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2015.

The following provides principal terms of our outstanding debt as of December 31, 2015:

•

One loan from three family members, each of whom is an unaffiliated party, evidenced by four promissory notes in the aggregate principal amounts of $100,000, $50,000, $50,000, and $100,000, each due September 24, 2001 with interest rates ranging from 11% to 12%. We entered into a settlement agreement in the third quarter of 2004 with each of these parties. Pursuant to this agreement, at June 30, 2005, we were required to pay an additional $80,000 as full payment of our obligations. We did not make this payment and are in default of these notes. As of December 31, 2015, we have $699,102 accrued for including interest relating to this matter.

•

One loan from an unaffiliated party in the aggregate principal amount of $195,000 with interest at a rate of 12% per annum. Pursuant to a letter agreement dated as of August 10, 2004, we entered into a settlement with this party and agreed to pay a total of $261,000 pursuant to a scheduled payment plan through July 2005. Additionally, the Company, in September 2004, issued 206,250 shares of common stock upon the conversion of unpaid interest in the aggregate amount of $33,000. At December 31, 2015, there was $161,000 principal amount remaining on this note. We did not make our scheduled payment under this note in July 2005, and are in default of this note and we owed $136,538 in interest on this note.

•

One loan from an unaffiliated party in the aggregate principal amount of $98,500, due July 31, 2005, with interest at the rate of 9% per annum. Pursuant to a letter agreement dated August 10, 2004, between this third party and us, we agreed to pay a total of $130,800 pursuant to a scheduled payment plan through July 2005. At December 31, 2015, there was $71,500 and accrued interest of $58,304. We did not make our scheduled payment under this note in July 2005, and are in default of this note.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $100,000 due on March 31, 2006 with an interest rate of 12% per annum. As of December 31, 2015, we owed $91,500 in interest. We did not make our scheduled payment on March 31, 2006. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,500 due September 27, 2007 with an interest rate of 12.5% per annum. As of December 31, 2015, we owed $1,892 in interest. We did not make our scheduled payment on June 27, 2007. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $9,940 due on March 31, 2010 with an interest rate of 12.0% per annum. As of December 31, 2015, we owed $9,940 in principal and approximately $7,285 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,638 due on March 31, 2010 with an interest rate of 12.0% per annum. As of December 31, 2015, we owed $1,638 in principal and approximately $1,281 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $1,420 due on March 31, 2010 with an interest rate of 12.0% per annum. As of December 31, 2015, we owed $1,420 in principal and $1,122 in interest. We did not make our scheduled payment on March 31, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $776 due on September 3, 2010 with an interest rate of 12.0% per annum. As of December 31, 2015, we owed $951 in principal balance and approximately $543 in interest. We did not make our scheduled payment on September 3, 2010. We have verbally extended the unpaid note and the due date and other terms are being renegotiated so the note is not considered in default.

•

One loan from Scarborough Limited, an unaffiliated party evidenced by a promissory note dated June 6, 2012, in the aggregate principal amount of $30,000 due on July 15, 2012 with an interest rate of 5.0% per annum. As of December 31, 2015, we owed $30,000 in principal and approximately $5,241 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on July 25, 2014 with an interest rate of 12.0% per annum. As of December 31, 2015, we owed $36,500 in principal and approximately $12,483 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on August 8, 2014 with an interest rate of 12.0% per annum. As of December 31, 2015, we owed $40,000 in principal and $20,000 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $35,000 due on August 16, 2014 with an interest rate of 12.0% per annum. As of December 31, 2015, we owed $35,000 in principal and $17,115 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 11, 2014 with an interest rate of 12.0% per annum. As of December 31, 2015, we owed $60,000 in principal and 27,400 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on November 21, 2014 with an interest rate of 12.0% per annum. As of December 31, 2015, we owed $60,000 in principal and $27,400 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on December 20, 2014 with an interest rate of 12.0% per annum. As of December 31, 2015, we owed $50,000 in principal and $22,500 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 26, 2015 with an interest rate of 12.0% per annum. As of December 31, 2015, we owed $50,000 in principal and $ 16,000 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $50,000 due on January 31, 2015 with an interest rate of 12.0% per annum. As of December 31, we owed $50,000 in principal and $22,000 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $60,000 due on February 16, 2015 with an interest rate of 12.0% per annum. As of December 31, 2015, we owed $60,000 in principal and $26,100 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $40,000 due on February 21, 2015 with an interest rate of 12.0% per annum. As of December 31, 2015, we owed $40,000 in principal and $16,750 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $30,000 due on July 15, 2012 with an interest rate of 5.0% per annum. As of December 31, 2015, we owed $30,000 in principal and $9,100 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $27,500 due on April 24, 2013 with an interest rate of 8.0% per annum. As of December 31, 2015, we owed $27,500 in principal and $7,700 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,623 due on August 14, 2013 with an interest rate of 8.0% per annum. As of December 31, 2015, we owed $41,623 in principal and $11,187 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $41,848 due on August 21, 2013 with an interest rate of 8.0% per annum. As of December 31, 2015, we owed $41,848 in principal and $11,414 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $32,500 due on May 27, 2013 with an interest rate of 8.0% per annum. As of December 31, 2015, we owed $32,500 in principal and $10,967 in interest.

•

One loan from an unaffiliated party evidenced by a promissory note in the aggregate principal amount of $120,435 due on September 24, 2013 with an interest rate of 8.0% per annum. As of December 31, 2015, we owed $120,435 in principal and $28,905 in interest.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes are set forth at pages F-1 through F-7 below.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

	As of
	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100	$100
Accounts Receivable, net	1,099	1,099
Other Receivable	-	-
Inventory	58,887	58,887
Total current assets	60,086	60,086

Deposits	21,300	21,300
Equipment, net	2,262	2,262
Total assets	$83,648	$83,648

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable, trade	$1,352,780	$1,319,744
Accrued liabilities	653,873	653,873
Unearned revenue	-	-
Accrued payroll - officers	915,759	873,259
Notes payable - related party	135,432	135,432
Notes payable	667,272	500,097
Accrued interest expense	2,091,789	1,991,781
Total current liabilities	5,816,905	5,474,186

Long term notes payable	-	167,175
Total liabilities	5,816,905	5,641,361

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 20,000,000 shares authorized, -0- issued and outstanding	-	-
Common stock, no par value, 20,000,000,000 shares authorized, 1,500,326 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	39,742,528	39,742,528
Additional paid-in-capital	5,613,089	5,613,089
Accumulated deficit	(51,087,820)	(50,913,300)
Total stockholders' deficit	(5,733,257)	(5,557,713)
Total liabilities and stockholders' deficit	$83,648	$83,648

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED 31, 2015 AND 2014

(UNAUDITED)

	For the years December 31,
	2015	2014

REVENUE, NET	$-	$7,531
COST OF GOODS SOLD	-	-
GROSS PROFIT	-	7,531

OPERATING EXPENSES:
Selling, general and administrative	75,046	98,664
Marketing	-	375
Depreciation and amortization	-	891
Total operating expenses	75,046	99,930

LOSS FROM OPERATIONS	(75,046)	(92,399)

OTHER INCOME (EXPENSE):
Interest expense	(100,008)	(100,008)
Other income	(230)	134,847
Loss on settlement of debt	-	-
Total other expenses	(100,238)	34,839)

NET LOSS	$(175,284)	$(57,550)

NET LOSS PER SHARE - BASIC AND DILUTED:	$(0.117)	$(0.038)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,500,326	1,500,326

Weighted average number of dilutive securities has not been calculated as the effect of dilutive securities would be anti-dilutive

See accompanying notes to the unaudited consolidated condensed financial statements.

UNIVERSAL DETECTION TECHNOLOGY AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014

(UNAUDITED)

For the year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(175,284)	$(57,550)
Adjustments to reconcile net loss to net cash used in operations:
Stocks issued for services	-	-
Loss on settlement of debt	-	-
Depreciation	-	889
Amortization of note discount and loan fees	-	-
Changes in operating assets and liabilities:
Inventory	-	-
Unearned Revenue		-
Accounts payable and accrued liabilities	175,284	54,677
Net cash used in operating activities	-	(1,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock subscriptions	-	-
Proceeds from notes payable-related party	-	-
(Payments on)/proceeds from notes payable	-	-
Payments on notes payable - related party	-	-
Net cash provided by financing activities	-	-

NET INCREASE/DECREASE IN CASH		(1,974)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100	2,074

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax	$-	$-
Interest Paid	$-	$-

SUPPLEMENTAL DISCLOSURES FOR NON CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of debt and accrued interest	$-	$-
Shares issued for settlement of debt and accrued payroll - related party	$-	$-
Shares issued for loan fees	$-	$-

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $51,087,820 as of December 31, 2015, including a net loss of $175,284 during the year ended December 31, 2015.

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

NOTE 4. NOTES PAYABLE

As of December 31, 2015 and December 31, 2014, the Company had total notes payable amounting to $802,704 and $802,704 respectively.

The interest expense on these notes payable for the year ended December 31, 2015 and December 31, 2014 amounted to $100,008 and $100,008, respectively.

NOTE 5. EQUITY TRANSACTIONS

Issuance of Common Stock

During the years ended December 31, 2015 and December 31, 2014, the Company did not issue any shares of its common stock.

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

As of December 31, 2015, out of the cash payments that the Company was responsible for under the settlement agreement, $8,520.82 is still owed and unpaid. This balance due is for part of the February 28, 2012 payment. Plaintiff has the right to get a judgment for $175,000 minus the payments that were made, if we fail to perform under the terms of the settlement agreement and if they serve us with a notice of default, which they have not.

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

As of December 31, 2015 Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of the end of the period covered by this report, such internal controls over financial reporting were not effective to control deficiencies that constituted material weaknesses. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affect our internal controls and that may be considered to be a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board included the lack of a fully functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls over financial reporting. In addition, our Chief Executive Officer and Acting Chief Financial Officer identified a lack of sufficient internal accounting and book keeping staff and accountability. Because of the Company's severe cash constraints, there are no employees or contractors dedicated solely to the functions of book keeping or accounting. In addition, the Company's current personnel lack sufficient skills, training and experience in the review process in order to ensure the complete and proper application of generally accepted accounting principles. In addition, the Company can only afford to retain its outside accountants to review the books and records of the Company on a quarterly basis and in connection with the annual audit of financial statements, whereas more timely and increased periodic reviews would be beneficial to the Company's internal controls over financial reporting pending development of an internal accounting staff. These material weaknesses were identified by our Chief Executive Officer and Acting Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2012 and continue to exist.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business experience of our directors, executive officers, and key employees as of April 8, 2016:

Name	Age	Position
Jacques Tizabi	44	President, Chief Executive Officer, Acting Chief Financial Officer, Director, and Secretary

Matin Emouna (1)	45	Director

Tom Sepenzis	45	Director

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by, or paid to the executive officers below for the fiscal years ended December 31, 2015 and 2014. The following table summarizes all compensation for fiscal years 2015 and 2014 received by our Chief Executive Officer. No executive officer earned in excess of $100,000 in fiscal year 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Jacques Tizabi, President, CEO, Acting CFO	2015	$60,000	--	--	--	--	--	--	$60,000

Jacques Tizabi, President, CEO, Acting CFO	2014	$87,943	--	--	--	--	--	--	$87,943

The salary amounts listed in the table above were not paid, but are accrued.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2015:

Option Awards Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised earned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units, or other rights that have not vested ($)
-	-	-	-	-	-	-	-	-	-

All option awards listed above were fully vested as of December 31, 2010.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid by us to our directors during fiscal 2015.

Director Compensation Table for Fiscal Year 2014

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jacques Tizabi (1)
Matin Emouna
Tom Sepenzis (2)

1) All compensation received by Mr. Tizabi in fiscal year 2015 is disclosed in the Summary Compensation Table above. Mr. Tizabi received no compensation as a director in fiscal year 2015.

2) Mr. Sepenzis received no compensation as a director in fiscal year 2015.

EMPLOYMENT AGREEMENTS

We have an employment agreement with Jacques Tizabi. Mr. Tizabi's employment agreement, dated as of September 24, 2001, and amended August 23, 2004, provides for Mr. Tizabi to serve as our Chairman of the Board, Chief Executive Officer and President until December 31, 2010, unless otherwise extended. We have agreed to extend Mr. Tizabi’s employment agreement until December 31, 2015. The employment agreement provides for Mr. Tizabi to receive an annual base salary of $250,000, which is presently suspended, subject to salary increases of 5% per year commencing January 1, 2006. Mr. Tizabi also is entitled to specified perquisites, including participation in any group life, medical, disability and other insurance plans provided by us, use of a luxury automobile approved by the compensation committee (with a maximum cost of $2,500 per month), monthly dues for club memberships not to exceed $1,500 per month, and reimbursement of entertainment expenses provided to our customers, vendors, and strategic partners. To date, Mr. Tizabi has not received any of these specified perquisites.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth information as of December 31, 2015, relating to the ownership of our common and preferred stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of each class of our capital stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of Universal Detection Technology, 340 N. Camden Drive, Suite 302, Beverly Hills, California 90210.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth in the table below is information regarding awards made through equity compensation plans through December 31, 2015.

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

1) The Company has individual compensation arrangements with Messrs. Amir Ettehadieh and Nima Montazeri. Under these arrangements Messrs. Ettehadieh and Montazeri help the company with matters related to research, business development, and administration. For their services, Messrs. Ettehadieh and Montazeri receive the equivalent of $10,000 worth of common shares of the Company per month, which shares are issued under the then-current equity incentive plan, including those plans listed above.

2) Represents total number of shares of common stock originally authorized for stock grants. Stock option grants were not authorized.

3) Consists of the second and third plans.

4) Consists of the fifth and sixth plans.

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

During the years ended December 31, 2015 and December 31, 2014, the Company borrowed a total of $-0- and $135,432 respectively from Mr. Tizabi, its president and chief executive officer, under various written and oral promissory note agreements executed by the Company. The notes had interest rates of 0%.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services renin the fiscal years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015	Year Ended December 31, 2014

Audit Fees	$-	-
Audit-Related Fees (quarterly reports)	-	-
Tax Fees	-	-
All Other Fees	-	-
	$-	-

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

Financial Statements

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

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS

XBRL INSTANCE DOCUMENT**

101.SCH

XBRL TAXONOMY EXTENSION SCHEMA**

101.CAL

XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

101.DEF

XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

101.LAB

XBRL TAXONOMY EXTENSION LABEL LINKBASE**

101.PRE

XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

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

Date: April 8, 2016	UNIVERSAL DETECTION TECHNOLOGY

By:	/s/ Jacques Tizabi
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

Date: April 8, 2016	/s/ Jacques Tizabi
Jacques Tizabi, President, Chief Executive
Officer, Acting Chief Financial Officer, and Chairman of the Board of Directors (principal executive officer and principal financial and accounting officer)

Date: April 8, 2016	/s/ Tom Sepenzis
Tom Sepenzis, Director

Date: April 8, 2016	/s/ Matin Emouna
Matin Emouna, Director